Form 10-Q
period 1995-09-30
CONSUMERS FINANCIAL CORP
filed 1995-11-14
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



< X > Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995




                         Commission File Number: 0-2616



                         CONSUMERS FINANCIAL CORPORATION
                             1200 CAMP HILL BY-PASS
                               CAMP HILL, PA 17011

      PENNSYLVANIA                                    23-1666392
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                          Yes    XX         No



      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

                                                        Outstanding at
      Class of Common Stock                           October 31, 1995
          $.01 Stated Value                           2,619,015 shares

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                   Page
            Part 1.  Financial Information                        Number

Item 1. Financial Statements:

        Consolidated Balance Sheets -                             3
            September 30, 1995 and December 31, 1994

        Consolidated Statements of Operations -                   4 - 5
            Nine and Three Months ended September 30, 1995 and 1994

        Consolidated Statements of Cash Flows -                   6
            Nine Months Ended September 30, 1995 and 1994


        Notes to Consolidated Financial Statements                7 - 10

Item 2. Management s Discussion and Analysis of Results of        10 - 14
            Operations and Financial Condition


            Part 2. Other Information

Item 1. Legal Proceedings                                         15

Item 2. Changes in Securities                                     15

Item 3. Defaults upon Senior Securities                           15

Item 4. Submission of Matters to a Vote of Security Holders       15

Item 5. Other Information                                         15

Item 6. Exhibits and Reports on Form 8-K                          15

                         PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, 1995            December 31, 1994
 (in thousands)                                                  (Unaudited)

 Assets
 Investments:
      Fixed maturities                                               $33,644                      $28,180
      Mortgage loans on real estate                                    7,122                        9,938
      Investment real estate                                           1,121                        1,144
      Policy loans                                                       452                          351
      Other invested assets                                            1,902                        1,791
      Short-term investments                                           3,059                        5,627
           Total investments                                          47,300                       47,031

 Cash                                                                  1,251                        1,254
 Accrued investment income                                               758                          835
 Receivables                                                          27,409                       26,931
 Prepaid reinsurance premiums                                         19,353                       19,183
 Deferred policy acquisition costs                                    22,269                       21,655
 Property and equipment                                                4,153                        4,178
 Other real estate                                                     2,994                        1,271
 Other assets                                                          2,429                        2,938
                                                                    $127,916                     $125,276
 Liabilities, Redeemable Preferred Stock and
 Shareholders  Equity
 Liabilities:
      Future policy benefits                                         $38,739                      $38,609
      Unearned premiums                                               59,093                       56,551
      Other policy claims and benefits                                 2,772                        2,848
      Other liablities                                                 6,763                        6,405
      Income taxes:
           Current                                                       244                          876
           Deferred                                                    1,396                        1,372
      Notes payable                                                    2,702                        3,389
                                                                     111,709                      110,050

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible,
           net of treasury stock                                       4,648                        4,621
 Shareholders  equity:
     Common Stock                                                         31                           31
     Capital in excess of stated value                                 8,129                        8,129

     Net unrealized appreciation
           of debt and equity securities                                 244                       (1,952)
      Retained earnings                                                4,701                        5,734
      Treasury stock                                                  (1,546)                      (1,337)
                                                                      11,559                       10,605
                                                                    $127,916                     $125,276

<PAGE
                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Nine Months Ended            Three Months Ended
 (in thousands, except per share data)                     September 30,                 September 30,

                                                         1995         1994            1995          1994

 Revenues:
      Premiums written and policy charges               $30,603      $32,090         $10,686      $11,085
      Increase in unearned premiums                      (2,543)      (3,128)         (1,387)       (1,387)
      Gross premium income and policy charges            28,060       28,962           9,299        9,698

      Less reinsurance ceded                            (11,590)     (11,211)         (3,656)       (3,431)
      Net premium income and policy charges              16,470       17,751           5,688         6,267

      Net investment income                               2,207        3,814             734         1,102
      Net realized investment losses                        (36)         (35)            (13)          (15)

      Fees and other income                               3,709        3,591           1,331         1,298
                                                         22,350       25,121           7,740         8,652

 Benefits and expenses:
      Death and other benefits                            5,179        8,282             459         2,749
      Increase in future policy benefits                  3,690        1,338           2,739           626
      Amortization of deferred policy
           acquisition costs                              8,029        8,919           2,714         3,086
      Operating expenses                                  6,138        7,693           2,060         2,654
                                                         23,036       26,232           7,972         9,115

 Loss before income taxes                                  (686)      (1,111)           (232)         (463)

 Income tax expense (benefit)                                13          221             (19)          158

 Loss before cumulative effect of change
      in accounting principle                              (699)      (1,332)           (213)         (621)
 Cumulative effect of change in accounting
      principle                                                          299

 Net loss                                                 ($699)     ($1,033)          ($213)        ($621)

                  CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)


                                                         Nine Months Ended            Three Months Ended
 (in thousands, except per share data)                     September 30,                 September 30,
                                                         1995        1994            1995          1994

 Income (loss) per common and common equivalent
      share:
           Loss before cumulative effect of
                in accounting principle                  ($0.39)     ($0.62)          ($0.12)       ($0.27)
           Cumulative effect of change in
                principle                                              0.11
                                                         ($0.39)     ($0.51)          ($0.12)       ($0.27)

 Loss per common share - assuming full dilution            *           *                *             *
      * Anti-dilutive

 Cash dividends declared per common share                 None       $0.05            None          None

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

          (in thousands)                                                     1995                 1994
                                                                                                Restated
 Cash flows from operating activities:
      Net loss                                                                 ($699)            ($1,033)
      Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating
                Deferred policy acquisition costs                             (8,644)             (8,222)
                Amortization of deferred policy                                8,029               8,957
                Change in future policy benefits                               3,357                 991
                Change in unearned premiums                                    2,543               3,765
                Amounts due reinsurers                                           441               2,228
                Income taxes                                                    (644)               (713)
                Change in accounts receivable                                   (639)             (4,706)
                Change in other liabilities                                      (51)                 99
                Cumulative effect of change in accounting                                           (299)
                Other                                                          1,246              (2,280)
           Total adjustments                                                   5,638                (180)

      Net cash provided by (used in) operating activities                      4,939              (1,213)

 Cash flows from investing activities:
      Purchase of investments                                                 (6,647)             (9,935)
      Maturity of investments                                                  5,557               9,377
      Sale of investments                                                        881               5,122
      Purchase of property and equipment                                        (304)             (1,016)
      Net cash provided by (used in) investing activities                       (513)              3,548

 Cash flows from financing activities:
      Principal payments on debt                                                (687)             (1,130)
      Receipts from universal life and investment products                     3,936               5,580
      Withdrawals on universal life and investment products                   (7,162)             (6,081)
      Purchase of treasury stock                                                (209)               (264)
      Cash dividends to shareholders                                            (307)               (444)
      Net cash used in financing activities                                   (4,429)             (2,339)

 Net decrease in cash                                                             (3)                 (4)
 Cash at beginning of period                                                   1,254                 983

 Cash at end of period                                                        $1,251                $979

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

1.  General:
    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of September 30, 1995, the consolidated results of its operations for the nine months ended September 30, 1995 and 1994 and the consolidated changes in its cash flows for the nine months ended September 30, 1995 and 1994. Certain prior year amounts have been reclassified to conform with classifications used for 1995. Such reclassifications had no impact on operating results.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report to shareholders.

    The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes:
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                     Sep 30,             Dec 31,
                                                      1995                1994
 Deferred tax liabilities:
      Fixed maturities                                 $101
      Deferred policy acquisition costs               7,553                $7,361
      Other                                             458                   349
                                                      8,112                 7,710

 Deferred tax assets:
      Fixed maturities                                                        684
      Future policy benefits and financial
           reinsurance                                5,917                 5,677
      Net operating loss carryforwards                1,847                 1,502
      Other                                             176                   383
                                                      7,940                 8,246
      Valuation allowance for deferred tax assest    (1,224)               (1,908)

                                                      6,716                 6,338
 Net deferred tax liability                          $1,396                $1,372

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


2.  Income Taxes (continued):


     Significant components of the provision for income taxes are as follows (in 000's):

                                          Nine Months                      Three Months

                                      1995            1994              1995           1994
 Current:
      Federal                           ($8)            $10              ($14)          ($15)
      State                             100             132                45             59
      Total current                      92             142                31             44

 Deferred                               (79)             79               (50)           114

 Income taxes (benefit)                 $13            $221              ($19)          $158

    The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                                   1995             1994


 Loss before income taxes                                           ($686)          ($1,111)
 Income tax benefits at 34% statutory rate on
      Pre-tax loss                                                   (233)             (378)

 Special life insurance company deductions                                                8
 Adjustments of prior years  income tax expense                        85               388
 Dividends received deduction                                         (10)              (13)
 Change in negative proxy DAC                                          31
 State income taxes                                                    58                87
 Items not includable for tax purposes                                 10                11
 Other, net                                                            72               118
 Actual income tax expense                                            $13              $221

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


3.  Contingencies:

    Reinsured risks would give rise to liability to the insurance subsidiaries only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

    In March 1994, the Company received a notice of proposed adjustment from the Internal Revenue Service as a result of a recently completed tax examination for the years ended December 31, 1989 and 1990. The Company is currently seeking to have the adjustment rescinded. Based on the current status of this matter the Company does not believe it is likely that a material amount of additional taxes will be due.

    The Company is currently a defendant in a lawsuit in an Alabama state court originally filed as a class action lawsuit in 1994. The plaintiff subsequently dismissed the count to his complaint seeking class certification and no longer seeks to assert claims on behalf of the class. The plaintiff alleges that the Company overcharged him for credit life insurance by writing insurance coverage on the gross amount of debt, rather than on the amount of the unpaid indebtedness, and seeks monetary and punitive damages of less than $50,000. The plaintiff, however, is not bound by his claim of damages of less than $50,000. At this time, there are at least 100 other insurers involved in class action lawsuits in Alabama state courts alleging similar causes of action. The Company ceased writing credit insurance in the state of Alabama in 1990 and has responded to the lawsuit by answering the plaintiff's compliant asserting a number of defenses, including a statute of limitations defense. In the opinion of the Company and its legal counsel, neither the ultimate outcome of nor the damages from this lawsuit can be presently determined.

    4.  Reinsurance:

    The effect of reinsurance on premiums written and earned for the periods ended September 30, 1995 and 1994 was as follows:

                               1995                              1994
 (in 000's)          Written           Earned          Written           Earned

 Direct               $28,285          $25,706          $28,945          $25,149
 Assumed                2,318            2,354            3,145            3,839
 Ceded                (11,759)        (11,590))        (14,765))         (11,057)

 Net                  $18,844          $16,470          $17,325          $17,931

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)


    Ceded benefits incurred through September 30, 1995 and 1994 are $9,116,516 and $5,117,001, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                                    OVERVIEW

The Company's third quarter net loss was $213,000 ($.12 per share) compared to a $621,000 loss ($.27 per share) in the same period of 1994. On a year-to-date basis, operating results improved from a $1 million loss ($.51 per share) in 1994 to a $699,000 loss ($.39 per share) in the current year. The 1994 results include income of $299,000 from the cumulative effect of an accounting change. Excluding that non-recurring item, after-tax operating results in 1995 improved by $633,000. The reduced losses are attributable to some improvement in the performance of the Company's core Automotive Resource Division, although that Division continues to operate unprofitably, and to a significant increase in earnings from the Auto Auction Division.

The table below compares revenues and operating results in 1995 with those in 1994.

                                                         Nine Months                      Third Quarter
 (in thousands, except per share amounts)            1995            1994              1995           1994

 Total revenues by source:
      Premiums written and policy charges           $30,603          $32,091         $10,686        $11,086

      Net investment income                           2,207            3,814             734          1,102
      Realized investment losses                        (36)             (35)            (13)           (15)
      Fees and other income                           3,709            3,590           1,331          1,298
                                                    $36,483          $39,460         $12,738        $13,471
 Pre-tax income (loss):
      Automotive Resource Division                  ($1,075)         ($1,303)          ($500)         ($512)
      Individual Life Insurance Division                (98)              26             (28)          (126)
      Auto Auction Division                             754              482             364            221
      Other                                            (231)            (281)            (55)           (31)
                                                       (650)          (1,076)           (219)          (448)
      Realized investment losses                        (36)             (35)            (13)           (15)

 Pre-tax loss                                          (686)          (1,111)           (232)          (463)
 Income tax expense (benefit)                            13              221             (19)           158

 Loss before cumulative effect of change in
      accounting principle                             (699)          (1,332)           (213)          (621)
 Cumulative effect of change in accounting
     principle                                                           299

 Net loss                                             ($699)         ($1,033)          ($213)         ($621)

 Income (loss) per common share:
      Loss before cumulative effect of change
           in accounting principle                   ($0.39)          ($0.62)         ($0.12)        ($0.27)
      Cumulative effect of change in
           accounting principle                                         0.11
      Net loss                                       ($0.39)          ($0.51)         ($0.12)        ($0.27)

                              RESULTS OF OPERATIONS


A discussion of the most significant factors which affected the 1995 operating performance of each of the Company's three Divisions is presented below. Information relating to 1994 is also presented for comparative purposes.

Automotive Resource Division

Credit insurance premium production continues to be slightly below the 1994 level, following a flat third quarter. Premium production for the year totaled $26.3 million compared to $27.1 million through the first nine months of 1994. Because of the lack of growth in written premiums, earned premiums continue to be about level with 1994.

The decline in written premiums and the resulting reduction in earned premiums which occurred during the early 1990's due to the economic recession continues to adversely impact the Company's core credit insurance business, which depends heavily on the level of automobile sales. Lower earned premiums have resulted in a substantial increase in operating expense ratios since 1989, resulting in the unprofitable results this Division has experienced in recent years.

The Automotive Resource Division reported a $1.1 million pre-tax loss for the first nine months of 1995 compared to a $1.3 million loss in 1994. A $320,000 reduction in expenses, which resulted in a one percentage point drop in the expense ratio, produced the small improvement in operating results. In order to return to profitability, the Division must build its premium revenue base significantly by expanding its marketing territory and increasing its market share in existing territories as well as through acquisitions of existing blocks of credit insurance business and marketing organizations. The increased revenue base will result in a lower expense ratio and an improved profit margin.

The Company is actively seeking opportunities to acquire blocks of in-force credit insurance business and marketing organizations which produce new credit business. During the third quarter, the Company signed a letter of intent to purchase the existing credit insurance business, the marketing organization and the charter and state licenses of Acceleration Life Insurance Company, an Ohio insurer. The transaction is subject to agreement by the parties with respect to the final terms, regulatory approval of the Ohio and Delaware Insurance Departments and approval of the shareholders of Acceleration Life's parent, ACCEL International Corporation. In connection with the transaction, the Company also signed a letter of intent with another insurer to provide the majority of the financing for the acquisition. Acceleration Life produces about $43 million of credit insurance premiums annually, $8 million of which are assumed from the Company pursuant to an existing joint venture between the parties. Its inforce block consists of approximately $73 million of unearned premiums.

Individual Life Insurance Division

Operations in the Individual Life Insurance Division are now limited to one closed block of assumed universal life business, following the sale of the Division's direct UL business at the end of 1994. The Division reported a $98,000 pre-tax loss in 1995 compared to a $26,000 profit through the first three quarters of 1994. Higher than expected claims costs in the second quarter have negatively impacted the 1995 results from this book of business. The Company is continuing to review a proposal from the direct writer of the UL policies to recapture the business and would consider selling it for a fair price.

Auto Auction Division

Auto Auction Division results in 1994 include operations from a small auction facility in Ohio which was terminated at the end of 1994. During the first nine months of 1994, the Ohio auction produced revenues of $437,000 and a pre-tax loss of $82,000. Excluding the 1994 revenues from the Ohio facility, the revenues at Interstate Auto Auction increased 11% in 1995 to $2.3 million. An increase in the volume of vehicles processed accounts for the majority of the growth in revenues, although a portion of the increase is due to the transfer of the bank repossession auction from the Ohio facility to Interstate.

Pre-tax profits in the Division increased from $482,000 in the first three quarters of 1994 to $754,000 in 1995. The increased revenues, the elimination of the Ohio losses and a non-recurring gain of $138,000 (representing the excess of fire insurance proceeds received over the book value of the property damaged in a February fire) all contributed to the rise in profits.


                               FINANCIAL CONDITION

                                                       September 30,             December 31,
 (in thousands, except per share amounts)                   1995                     1994

 Invested assets                                              $47,300                   $47,031

 Total assets                                                $127,916                  $125,276

 Total debt                                                    $2,702                    $3,389

 Total shareholders' equity and redeemable
      preferred stock                                         $16,207                   $15,226

 Debt as a percent of total capital                             14.3%                     18.2%

 Shareholders' equity per common share                          $4.41                     $3.96

Invested Assets

The Company's invested assets at September 30 totaled $47.3 million compared to $47 million at the end of 1994. Although invested assets have remained about level for the year, two items have had significant but offsetting effects on the invested asset base during 1995. The first is the foreclosure on a $2.2 million construction loan during the second quarter and the reclassification of this loan to non-investment real estate. The Company is in the process of finishing and selling the units in this town home development. As a result of sales of six units, the carrying value of this real estate was $1,707,000 at September
30. Sales of two additional units closed in October. The second item is a $2.2 million increase in the carrying value of the Company's bond portfolio, which resulted from the substantial recovery in the bond market during both the first and second quarters of the year. At September 30, the market value of the portfolio exceeded its amortized cost by $313,000.

Liquidity

The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues in particular and the recessionary economy in general during the early 1990's have had an adverse impact on the insurance companies' operating cash flows. The Company, however, has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Interstate Auto Auction and Consumers Car Care Corporation provide the Company with sources of cash which are not subject to insurance regulations that restrict their ability to transfer cash. The net cash provided by or used in operating activities for the nine months ended September 30, 1995 and 1994 is presented in the Consolidated Statements of Cash Flows.

Capital Resources

The Company's total equity, which includes redeemable preferred stock, increased by $981,000 since December 31, 1994. The increase is attributable to the $2.2 million increase (net of applicable income taxes) in the value of the Company's bond portfolio, which is carried at fair value under FASB Statement 115. That increase was offset by the current year operating loss of $699,000, $307,000 in dividends to preferred shareholders and the purchase of $209,000 in treasury shares.

The Company continues to reduce its bank debt and its ratio of debt to total capital. Since the end of 1990, the Company's debt has declined from $10.4 million to $2.7 million at September 30, and its debt to total capital ratio has decreased from 28% to 14.3%. The loans mature in January 1997.

The Company's insurance subsidiaries utilize reinsurance agreements to finance their credit insurance operations and maintain adequate levels of statutory capital and surplus. These agreements minimize reductions of statutory surplus which result from new premium production. The insurance companies, however, continue to gradually reduce the amount of financial reinsurance outstanding.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Except for the matters discussed in Note 3 to the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the nine months ended September 30, 1995.

Item 2.  Changes in Securities

         During the nine months ended September 30, 1995, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

Item 3.  Defaults upon Senior Securities

         The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 1995.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

            (11)  Computation of Earnings per Common Share.

         (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CONSUMERS FINANCIAL CORPORATION
                                   Registrant




Date   November 14, 1995      By    /S/ James C. Robertson
                                    James C. Robertson, President
                                    (Chief Executive Officer)




Date   November 14, 1995      By    /S/ R. Fredric Zullinger
                                    R. Fredric Zullinger
                                    Senior Vice President, Chief Financial
                                          Officer and Treasurer