Form 10-K
period 1995-12-31
CONSUMERS FINANCIAL CORP
filed 1996-04-02
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

< X > Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                                      on which
registered
              None                                                Not listed
Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange
      Title of each class                                      on which
registered
      Common stock (no par) (voting)                              Not listed
      8 1/2% Preferred Stock Series A
         (Par Value $1.00 per share) (non-voting)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.
                          Yes    XX         No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 40 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Based on the closing price of March 1, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was $8,502,153.

      The number of common shares outstanding of the registrant was 2,616,047 as of March 1, 1996.


                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

    Consumers Financial Corporation (the "Company") is an insurance holding company which, through its subsidiaries, is a leading provider of credit life and credit disability insurance in the Middle Atlantic region of the United States. The Company also owns and administers a small block of universal life insurance business, but no longer markets those products. The insurance subsidiaries are licensed in 33 states and the District of Columbia and currently conduct the majority of their business in the states of Pennsylvania,
Delaware, Maryland, Nebraska, Ohio and Virginia.   Credit insurance, which
accounted for $33.1 million, or 85%, of the Company's total premium revenues in 1995, is marketed primarily through approximately 900 automobile dealers. In connection with its credit insurance operations, the Company also markets, as an agent, an automobile extended service warranty contract and, to a lesser extent, reinsures certain underwriting risks on warranty business. Universal life insurance, which accounted for $5.1 million of premium and policy charge revenues, or 13% of the Company's total premiums and policy charges in 1995, was marketed, until 1992, through general agents, personal producing general agents and independent brokers. Additional information regarding the termination of marketing activities in the Individual Life Division and the sale of the majority of the Division s in-force business appears below under "Operations."

    The Company, through its wholly-owned subsidiary, Interstate Auto Auction, Inc. ("Interstate"), conducts wholesale and retail automobile auctions of used vehicles for automobile dealers, banks and leasing companies.

    The Company was formed in 1966 as 20th Century Corporation (a Pennsylvania business corporation) and adopted its present name on May 30, 1980. The Company operates through its wholly-owned subsidiaries, principally Consumers Life Insurance Company (a Delaware life insurance company), Consumers Car Care Corporation (a Pennsylvania business corporation) and Interstate Auto Auction, Inc. (a Pennsylvania business corporation). Consumers Life Insurance Company of North Carolina (a North Carolina life insurance company) and Investors Fidelity Life Assurance Corp. (an Ohio life insurance company) are subsidiaries of Consumers Life Insurance Company.

    The term "Company" when used herein refers to Consumers Financial Corporation and its subsidiaries unless the context requires otherwise. The Company's executive offices are located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania 17011. Its telephone numbers are (717) 761-4230 and (800) 933-3018.

    The Company operates in three industry segments: the Automotive Resource Division, which markets credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division. These segments exclude the corporate activities of Consumers Financial Corporation which are insignificant in relation to the three segments. The Automotive Resource segment consists principally of credit life and credit disability insurance which is sold primarily through automobile dealers and, to a limited extent, through banks and other financial institutions. This segment also generates commission revenues on sales of automobile warranty contracts and revenues from other related products and services. The Individual Life segment emphasized the sale of universal life products which were introduced in 1985, and had previously marketed whole-
life, term, endowment and annuity products.   The Auto Auction segment
operates an automobile auction of used vehicles for automobile dealers, banks and leasing companies.

    In March of 1992, the Company announced its decision to terminate the operations of its Individual Life Insurance Division. The phase-out plan included discontinuing the sale of insurance policies and the sale of the Company s existing block of individual business. Effective October 1, 1992, the Company sold its block of whole life, term and annuity products to an unaffiliated insurer but continued to administer the block of universal life policies. As of December 31, 1994, the Company sold its in-force block of direct universal life insurance business to an unaffiliated insurer. As part of that transaction, the Company irrevocably assigned to the same insurer, all of its right, title and interest to a block of universal life business which had been assumed previously from another unaffiliated insurer. The Company will continue to administer these blocks of universal life business until May 1, 1995 unless the arrangement is terminated earlier by the reinsurer. The Company continues to own and administer an assumed block of universal life business issued by an unaffiliated insurer.

    In March of 1996, the Company announced that it had retained a financial advisor to assist management in evaluating various alternatives to best serve the interests of its shareholders. The recent losses incurred in the Company's core credit insurance operation have lead to this action in order to preserve shareholder value. The various alternatives being considered include the sale of the insurance operations (either the existing business and the marketing organization or only the marketing organization), the sale of the auto auction business, the sale of the entire Company or a combination of the Company with another organization. Bids are currently being solicited for both the insurance operations and the auto auction business. There can be no assurance that any one of these alternatives can be completed in 1996; however, the Company believes that it is reasonably possible that one of the alternatives outlined above may be consummated in 1996.

    The following table sets forth for the periods indicated the contribution to revenues, which are comprised of premiums written (before reinsurance ceded), policy charges, net investment income, realized investment gains and other revenues, of each of the product lines within the Company's three industry segments:

                                                        Years Ended December 31,

 (in thousands)                                  1995             1994             1993

 Automotive Resource Division

      Credit Insurance:

           Life                                 $14,742          $15,443          $14,450
           Disability                            20,973           21,739           19,802

      Warranty contracts                          1,684            1,647            1,851

      Other products and services                   129              170              168
                                                 37,528           38,999           36,271



 Individual Life Insurance Division
      Traditional life                               40               49               25

      Universal life                              5,714  (1)       8,276            9,882

      Annuities                                       5                4               11
      Other                                          22              189              476

                                                  5,781            8,518           10,394


 Auto Auction Division                            3,221            3,304            2,328



 Corporate                                           21               10               18


 Net realized investment

    gains (losses) - not allocated                 (119)            (476)             671


 Total revenues (before

    reinsurance ceded)                          $46,432          $50,355          $49,682


(1) Includes $3.2 million in policy charge revenues which relate to business which was 100% coinsured to another insurer as of December 31, 1994. The coinsurance arrangement will be replaced by an assumption and novation agreement following approval by the appropriate regulatory authorities.


    The following table sets forth for the periods indicated the contribution to pre-tax income (loss) of each of the product lines within the Company's three industry segments:

                                                         Years Ended December 31,

 (in thousands)                                  1995               1994             1993
 Automotive Resource Division:

      Credit insurance:

           Life                                   ($945)             ($469)            $348
           Disability                            (1,397)              (843)          (2,137)

      Warranty contracts                            219                321              313

      Other products and services                    (6)               (22)              24
                                                 (2,129)            (1,013)          (1,452)

 Individual Life Insurance Division:

      Traditional life                              (29)                32

      Universal life                               (217)               169             (990)
      Annuities                                      (1)                (3)              (4)

      Other                                                           (291)             (80)

                                                   (247)               (93)          (1,074)


 Insurance division results                      (2,376)            (1,106)          (2,526)


 Auto Auction Division                              771                469              181



 Corporate                                         (279)              (333)            (266)
                                                 (1,884)              (970)          (2,611)

 Realized investment gains (losses)                (119)              (476)             671


 Pre-tax loss before gain on sale

      of insurance business                      (2,003)            (1,446)          (1,940)


 Gain on sale of insurance business                                    403



 Total pre-tax loss                             ($2,003)           ($1,043)         ($1,940)


    The following table sets forth certain information pertaining to the Company's industry segments:

                                                         Years Ended December 31,

 (in thousands)                                  1995              1994              1993
 Premiums written and policy charges

      (before reinsurance):
           Automotive Resource Division         $33,832            $34,916          $31,944

           Individual Life Insurance              5,077    ()        6,179            7,566

 Fees and other income:

           Automotive Resource Division          $1,465             $1,215             $944
           Individual Life Insurance                182                253              565

           Auto Auction Division                  3,200              3,294            2,317
           Corporate                                 16                                  28


 Net investment income:

           Automotive Resource Division          $2,231             $2,868           $3,383
           Individual Life Insurance                522              2,086            2,263
           Auto Auction Division                     21                 10               11

           Corporate                                  5                 10              (10)


 Benefits and expenses:
           Automotive Resource Division         $25,638            $24,400          $26,658

           Individual Life Insurance              3,182              7,704           10,541
           Auto Auction Division                  2,450              2,835            2,147
           Corporate                                300                343              284


 Pre-tax income (loss), excluding

      realized investment gains and gain
      on sale of insurance business:

           Automotive Resource Division         ($2,129)           ($1,013)         ($1,452)
           Individual Life Insurance               (247)               (93)          (1,074)

           Auto Auction Division                    771                469              181
           Corporate                               (279)              (333)            (266)

(1) See footnote on page 4 of this Form 10-K.

    Additional segment information is contained in Note 18 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

                                   OPERATIONS

    The Company's principal subsidiaries, which are engaged in the credit insurance and, until 1992, the individual life insurance business, are Consumers Life Insurance Company, Consumers Life Insurance Company of North Carolina and Investors Fidelity Life Assurance Corp. Together these companies are licensed in 33 states and the District of Columbia. As noted in Item I. - General, the Company disposed of a significant portion of its individual life business in October 1992 and December 1994.
The following table sets forth the amounts of life insurance in force at the dates indicated:

                                                        December 31,

 (in thousands)                        1995                 1994                  1993

 Direct and assumed:

      Credit                        $1,434,897           $1,427,252            $1,409,081

      Individual life                  697,176              838,667             1,080,249
                                     2,132,073            2,265,919             2,489,330

 Reinsurance ceded                    (947,363)          (1,184,134)             (894,119)


 Net in force                       $1,184,710           $1,081,785            $1,595,211



    For information concerning future policy benefits and unearned premiums, see Notes 1 and 9 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K. Reserves for life insurance are developed using generally accepted actuarial principles which are widely recognized in the insurance industry. Methods of developing credit disability insurance claims reserves vary widely in the industry. The Company's methods of establishing credit disability claims reserves are based on its prior claims experience. During the last three years, the difference between actual claims on credit disability policies and amounts reserved has not been significant.

Automotive Resource Division

    The Company sells credit insurance in connection with consumer credit transactions, substantially all of which are automobile purchases. Credit life insurance provides funds in the event of the insured's death for payment of a specified loan or loans owed by the insured. Similarly, credit disability insurance provides for the periodic paydown of such loans during the term of the insured's disability. In most cases, the entire premium is paid at the time the insurance is issued. Premiums collected are remitted to the Company net of commissions. Credit insurance generally is written on a decreasing term basis with the policy benefit initially being the full amount of the loan and thereafter decreasing in amounts corresponding to the repayment schedule. The primary beneficiary under credit insurance is the lender, with any proceeds in excess of the unpaid portion of the loan payable to a named second beneficiary or the insured's estate.

    The Company underwrites all of its credit insurance certificates as to certain health matters including cancer, heart disease, AIDS and AIDS related complex (ARC). The Company also establishes maximum age limits beyond which individuals are not eligible for coverage. The Company believes that its comprehensive training programs increase the ability of its automobile dealer accounts to sell insurance to a significant percentage of automobile purchasers, which creates a larger and more diverse pool of insureds, thereby reducing its mortality and morbidity risk. The Company typically experiences a higher level of claims on disability policies during the first quarter of each year.

    The Company has concentrated credit insurance sales efforts mainly in seven states, and was ranked for 1994 (the most recent year for which statistics are available) by A.M. Best Company according to the volume of direct written premiums as shown in the following table:

                                  Credit Life                       Credit Disability

                                                 Number                              Number
                               Company             of               Company            of
         State                 Ranking          Insurers            Ranking         Insurers

   Delaware                        4                54                  2               55
   Maryland                       13                63                 10               66

   Nebraska                        9                70                  5               68
   North Carolina                 28                74                 26               72

   Ohio                           23                87                 19               85

   Pennsylvania                    5                57                  4               60
   Virginia                       19                71                 13               75


    The Company's success in selling credit insurance is dependent upon establishing and maintaining favorable relationships with automobile dealers. To accomplish these goals, the Company provides finance and insurance training programs which assist dealers in arranging financing and increasing sales of credit insurance; it offers certain dealers the opportunity to participate in profits of the credit insurance business generated by them through reinsurance arrangements; and it provides administrative support and claims handling procedures to dealers. The Company also seeks the endorsement of local and state automobile dealer and other credit insurance producing member associations. To assist the Company in developing dealer relationships, the Company employs two home office sales managers, three finance and insurance training specialists and 17 salaried field representatives who solicit and service accounts. The Company's dealer relationships may be terminated by the Company or the dealers at any time without penalty. In addition to its direct sales efforts, the Company also purchases closed blocks of credit insurance from unaffiliated companies and administers the purchased business until all coverages expire.

    The credit insurance business is the major source of the Company's revenues and, until 1991, provided the majority of its profits as well. As indicated above, approximately 85% of the Company's premium revenues during 1995 were derived from its credit insurance business. Automobile sales account for substantially all of the credit insurance sold by the Company, and have been and will continue to be affected, directly and indirectly, by automobile prices, interest rates, the availability of consumer credit and general economic conditions. The credit insurance industry and the Company s credit business have both been adversely affected in recent years by the increase in the number of automobiles which are leased instead of purchased. This is principally due to the lack of availability of approved credit insurance products applicable to leases and to a reluctance on the part of automobile dealers to emphasize the sale of credit insurance products on lease transactions. The Company has credit insurance products available for lease transactions in most of the states in which it actively markets.

    The Company's ability to retain credit insurance premiums written is limited by applicable statutory surplus requirements. For this reason, the Company reinsures substantial percentages of its credit insurance premiums on a written basis under quota share agreements with unaffiliated insurance companies. These reinsurance agreements provide statutory surplus relief, thereby increasing the Company's capacity to write credit insurance. An effect of this reinsurance is, however, to reduce the profit that the Company might otherwise realize on its credit insurance business. The agreements contain an experience adjustment computation which results in the ultimate cost of this reinsurance being a stated percentage of the amount of statutory surplus provided. Security funds are maintained by the Company in amounts which are generally proportional to the ceded unearned premiums. This reinsurance does not discharge the Company's primary liability as the original insurer.

    The Company also markets, in an agency capacity, extended service automobile warranty products through its wholly-owned subsidiary, Consumers Car Care Corporation. These products are underwritten by unaffiliated insurance companies, administered by unaffiliated third party administrators and sold primarily through automobile dealers, who also sell the Company's credit insurance. The Company, through another subsidiary, also assumes a portion of the risks on these extended service contracts pursuant to a reinsurance arrangement with one of the unaffiliated insurers who underwrite the business. Other related products and services are also offered to the Company's automobile dealer customers.

Individual Life Insurance Division

    In March of 1992, the Company announced the termination of this Division's marketing activities and announced its intent to sell its existing blocks of whole-life, term, annuity and universal life business. Effective October 1, 1992, the traditional whole-life, term and annuity business was sold for $5.6 million to the Londen Insurance Group of Phoenix, Arizona. In early 1993, the Company rejected offers it received for the sale of its universal life business after determining that the offers were too low in relation to the projected future profits on that block of business.

    Effective December 31, 1994, the Company sold its direct universal life business and irrevocably assigned all its right, title and interest in a block of assumed universal life business (coinsured from AMEX Life Assurance Company on a 90% quota share basis) to American Merchants Life Insurance Company, Jacksonville, Florida, for $5.5 million. The Company continued to provide all policyholder administrative functions for this business pursuant to a service agreement until May 1, 1995.

    The Company had experienced continuing losses in its individual life operation due to insufficient premium levels to support the cost of operations. With the sale of the direct universal life business and the AMEX business to American Merchants and the termination of operations of CLMC Insurance Agency, Inc. (a general agency which marketed life insurance and annuity products through unaffiliated insurers), significant reductions have been made in various direct and indirect costs. Although the remaining block of assumed universal life business has generally been profitable, the Company is exploring opportunities to sell this business to the direct writer or another purchaser as part of its plan to sell its insurance operations.

    The table below sets forth for the periods indicated the amount of policy charge revenues (for universal life products) and premiums written (for other individual life insurance products).

                                                        Years Ended December 31,

 (in thousands)                                  1995             1994             1993

 Universal life                                   $5,037 (1.)      $6,130           $7,533

Traditional life                                      40               49               25

 Annuities                                                                               8


                                                  $5,077           $6,179           $7,566


(1) See footnote on page 4 of this Form 10-K.

Auto Auction Division

    The Company's wholly-owned subsidiary, Interstate Auto Auction, Inc., conducts wholesale automobile auctions of used vehicles at its facility in Mercer, Pennsylvania (about 50 miles north of Pittsburgh). The Youngstown Auto Auction business acquired in July of 1993 to expand the Company s auction operations, relocated to Lordstown, Ohio in 1994 in order to attract additional accounts and business to the auction. The Company subsequently ceased all operations at Lordstown effective December 31, 1994 and transferred a portion of its business operations to Interstate. In January 1995, Interstate began conducting the bi-weekly bank repossession auction previously held at Lordstown. This resulted in the termination, as of the end of 1994, of all of Lordstown's expenses while maintaining a portion of its revenue base at Interstate with virtually no incremental costs. Interstate s customers include automobile dealers and leasing companies. In connection with its weekly auctions, Interstate provides a body shop repair and conditioning service and an arbitration service through which disputes between buyers and sellers can be resolved.

    In 1995, approximately 35,000 cars were registered for sale at Interstate through the regular weekly consignment auction, and approximately 56% of all vehicles registered were sold. In 1994, approximately 32,000 cars were registered and 59% of the cars registered were sold. Auction fees are generally paid by the seller for each vehicle sold and an additional fee is paid by the purchaser. The purchaser s fees vary according to the price paid for the automobile.

    Between 1986 and 1992, significant revenues and profits were generated in connection with a contract with Ford Motor Company wherein Ford's executive and fleet lease vehicles were sold through special monthly auctions held by Interstate. The purchasers at these sales were limited to Ford's new car dealers. In November 1992, Ford terminated its contract with Interstate.

    Interstate is a member of the National Automobile Auction Association. It is also bonded and maintains an Auction House License with the Pennsylvania Department of Motor Vehicles.

                                 BEST'S RATINGS

    In 1995, Consumers Life Insurance Company received a C rating (Marginal) from A.M. Best Company, principally because of its substantial amount of financial reinsurance and its relatively small capital base. In 1994 Consumers had a C- rating (Marginal). In 1992 and 1993, Consumers had an NA-9 rating
(Not Rated at Company Request), which is assigned to any company which is otherwise eligible for a letter rating, but has requested that the rating not
be published.   The NA-9 designation was requested by Consumers while it
completed the restructuring of its individual life insurance operations. In 1991, Consumers was rated "B" (Good). Consumers Life Insurance Company of North Carolina is currently rated "NA-3" (Insufficient Operating Experience), while Investors Fidelity Life Assurance Corp. is classified as "NA-9." Best's letter ratings range from A++ (Superior) to D (Below Minimum Standards), with letters
E and F assigned to companies under state supervision or in liquidation. Best's ratings are based on a comparative analysis of the statutory financial condition and operating performance of the companies, rated as determined by their publicly available reports.

                                   INVESTMENTS

    The Company's general investment policy with respect to assets of its insurance subsidiaries has been to invest in both fixed maturity securities and mortgages with intermediate terms (generally not more than seven years). Investments in mortgages have allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. Prior to the sale of most of the Company s universal life business, the Company's investment policy also included investing in certain mortgage-backed securities which provided competitive yields on assets supporting these interest sensitive products.

    The Company's mortgage loan portfolio, which relates primarily to commercial real estate, is concentrated in the central Pennsylvania area. Specifically, about 75% of the $7 million in mortgage loan balances at December 31, 1995 are secured by properties within a 60 mile radius of Harrisburg. The Company considers this strategy to be conservative because this region has historically not been particularly susceptible to wide economic swings in recessionary times, due to the diversity of industries throughout the area and the presence of government operations and military installations. See the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K for further information concerning mortgage loans and investments.

    Investments in government and corporate bonds are limited to those with a Moody s or Standard & Poors rating of A or better. The Company buys U.S. Treasury Notes for their yield and superior liquidity features. The Company also purchases U.S. Government agency bonds and corporate bonds provided such bonds are part of large liquid issues (over $100 million) and, in the case of corporate bonds, represent economic balance and diversification. The Company may also buy foreign bonds denominated in U.S. dollars (Yankee Bonds), thereby avoiding exposure to foreign currency risk. Short-term investments are maintained primarily to meet anticipated cash requirements arising from operations. As of December 31, 1995, the fixed maturities portfolio did not contain any non-investment grade securities. The Company defines a non-investment grade security as any security rated below Baa3 by Moody s Investors Service and below BBB by Standard and Poor s Rating Service. The assets of the Company's non-insurance subsidiaries generally have been invested in short-term instruments.

    The following table sets forth the Company's investment results for the periods indicated:

                                                    Years Ended December 31,

                                   1995                       1994                        1993

                               Net                        Net                         Net
                           Investment    Yield        Investment    Yield         Investment    Yield
                             Income        %            Income        %             Income        %

 Interest:

      Fixed maturities        $2,175      6.8             $2,773      6.4             $3,285      8.0
      Mortgage loans             692      8.1              2,138     10.1              2,467      9.9

      Policy loans                58     13.9   (1)          250      6.6                221      6.1

      Short-term
           investments           186      4.4                168      3.3                155      1.9

      Real estate                332     30.7   (2)          177     15.5                150     13.2

      Other                       38      1.8                117      6.3                 67      3.6
                               3,481      7.2              5,623      7.4              6,345      7.9

 Investment expenses            (702)    (0.9)              (649)    (0.9)              (698)    (0.9)

                              $2,779      6.3             $4,974      6.5             $5,647      7.0



(1) Includes $27,000 in interest which should have been included in 1994 income. If this income had been included in 1994, the yield in 1995 would have been 7.4% and the 1994 yield would have been 7.3%.
(2) Includes $170,000 in rental income related to a property classified as non-investment real estate. Excluding this income, the real estate yield is 6.8%.



                                   COMPETITION

    The Company competes with numerous other credit insurance companies, many of which are larger than the Company and have greater financial and marketing resources. The principal competitive factors in the automobile credit insurance industry are commission levels, the quality of training for dealers, the variety of related products, the availability of dealer incentive programs and the level of administrative support and efficiency of claims handling procedures. The Company believes that it is able to compete successfully on the basis of these factors.

    The Company pays relatively high commissions in order to remain competitive in states that do not mandate maximum commissions. In states which have established maximum commissions by regulation, there is generally no commission competition among companies. The elimination of the existing commission limits in Pennsylvania, Maryland and Nebraska, the only states where the Company has any significant amount of business which regulate commission levels, could have a detrimental effect on the Company's business because agents could negotiate for higher commissions on the sale of credit insurance without a corresponding increase in premiums. The Company is not aware that any of these states is considering elimination of maximum commission regulations.

    Because the Company markets its extended service warranty products primarily in connection with its marketing of credit insurance to automobile dealers, its ability to sell this product is a function of its ability to compete in the credit insurance market. The availability of financially sound insurance underwriters and capable third party warranty administrators are additional factors which affect the Company's ability to market its extended service warranty products effectively.

    The marketing areas for the auto auction include western Pennsylvania, western New York, eastern Ohio and the West Virginia panhandle. Interstate competes with five automobile auctions in its market areas. The principal competitive factors are the quality of management, the amount of auction fees charged, location in relation to major metropolitan markets, the quality of the physical plant and facilities and other services offered, such as title guarantees. The Company believes that it is able to compete effectively on the basis of these factors.

                                   REGULATION

    The Company's insurance operations are subject to regulation and supervision in the states in which it is licensed. The extent of such regulation varies from state to state, but, in general, each state has statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing financial statement reserves, the form and content of financial reports and the type and concentration of permitted investments. The Company's insurance subsidiaries are subject to periodic examination by the insurance departments in the states of their formation and are also subject to joint regulatory agency examination and market conduct examinations in the other states in which they are authorized to do business.

    Certain states in which the Company is licensed have regulations limiting the credit insurance premium rates or the commissions payable to agents or, in some cases, limiting both rates and commissions payable. In addition, some states have regulations that require credit insurance claims ratios to be a specified percentage of earned premiums. If an insurer's claims ratio is below the prescribed benchmark, it is required to reduce premium rates and, conversely, if the claims ratio is higher than the benchmark, the insurer may request an increase in premium rates.

    The dividends which a life insurance company may distribute are subject to regulatory requirements based upon minimum statutory capital and surplus and/or statutory earnings. In addition to regulatory considerations, the overall financial strength of each operating entity is considered before dividends are paid. Additionally, the amount of dividends a life insurance company can pay is subject to certain tax considerations. See Notes 2 and 16 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

    The Company is also subject to regulation under the insurance holding company laws of various states in which it does business. These laws vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of holding companies to register and file certain reports, including information concerning their capital structures, ownership, financial condition and general business operations, and require prior regulatory agency approval of changes in control of an insurer, most dividends and intercorporate transfers of assets within the holding company structure. The purchase of more than 10% of the outstanding shares of the Company's Common Stock by one or more affiliated parties would require the prior approval of certain state insurance departments which regulate the Company.

                              EMPLOYEES AND AGENTS

    As of December 31, 1995, the Company had approximately 97 full-time employees, including its management and sales personnel. In addition, as of that date there were approximately 900 licensed agents selling credit insurance and vehicle extended service contracts, most of whom were full-time employees of automobile dealers, banks and other financial institutions.

    The Company has adequate insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. The Company does not have similar coverage for its agents. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.

ITEM 2. PROPERTIES

    Since September 1989, the Company has maintained its executive and business offices in a leased building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contains approximately 44,500 square feet of office space. Prior to 1993, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. As a result of the termination in 1992 of all new business functions in the Individual Life Insurance Division, the Company now occupies approximately 67% of the available office space. The Company has leased about 85% of the remaining space to third party tenants. Annual rental income to the Company under these sub-leases totals $105,000. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building, which reduced the Company s annual rent to $204,000. The option price was approximately $1.75 million. Except as otherwise noted, the business operations of the Company and all of the subsidiaries are conducted at the above address in Camp Hill, Pennsylvania.

    In connection with its insurance operations, Consumers Life Insurance Company maintains a branch office in leased facilities in Philadelphia, Pennsylvania. The branch office primarily provides supervision, sales and service for credit insurance agents doing business in the eastern Pennsylvania, Delaware and New Jersey areas. Annual rental for this office is $27,000.

    Investors Fidelity Life Assurance Corp. maintains an office in leased facilities in Columbus, Ohio. This office primarily provides sales support and supervision for credit insurance agents in the State of Ohio. Annual rental for this office is $12,000 plus insurance, taxes and utilities.
    Interstate's auction facilities are situated on approximately 50 acres of land owned by Interstate. The auction building contains approximately 44,500 square feet which includes seven auction lanes, a restaurant and various lounges and other amenities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various lawsuits which are ordinary and routine litigation incidental to its business. None of these lawsuits is expected to have a materially adverse effect on the Company's financial condition or operations. See Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional information concerning litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted during the Fourth Quarter of 1995 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Consumers Financial Corporation common stock and Convertible Preferred Stock, Series A, are traded on the NASDAQ, National Market System. Ticker symbols are CFIN and CFINP, respectively.

                                           1995 QUARTERLY STOCK PRICES


                              March 31            June 30            September 30         December 31
 Common Stock

      High                        3                3 3/4                   4                 4 1/4
      Low                         2                2 1/2                   3                 3 1/4



 Convertible Preferred Stock

 Series A
      High                      8 1/2              8 3/4                   9                 9 1/2

      Low                       7 1/2              7 1/2                 7 1/2                 8

    Directors, officers and employees of Consumers Financial Corporation have a sizeable ownership position in Consumers, which is derived from the Company s belief that this provides a strong incentive for all parties involved to enhance shareholder value. At December 31, 1995, the Company s Employee Stock Ownership Plan held 10.7% of the total common stock outstanding.

    As of December 31, 1995, there were 7,054 shareholders of record who collectively held 2,621,090 common shares and 161 shareholders of the Convertible Preferred Stock, Series A, who held 481,461 shares. Seven institutions held approximately 138,700 shares of common stock at year end.

    Dividends on both the Company s common stock and Convertible Preferred Stock, Series A, are declared by the Board of Directors. A common stock dividend was not declared in 1995; however, common stock dividends had been paid for 14 consecutive years through 1994. The 1994 common stock cash dividend was $.05 per share. The Convertible Preferred Stock, Series A, dividends are paid quarterly on the first day of January, April, July and October. The annual Convertible Preferred Stock, Series A, cash dividend is $.85 per share.



ITEM 6.     SELECTED FINANCIAL DATA

         (Not covered by Independent Auditor s Report)

 (dollar amounts in thousands, except per           1995         1994        1993        1992         1991
 share amounts)
 Total revenues (before reinsurance ceded)         $46,432      $50,355     $49,682     $51,124      $55,167

 Premiums written and policy charges
      (before reinsurance ceded)                    38,909       41,095      39,510      39,700       42,090
 Net investment income                               2,779        4,974       5,647       7,498        8,525

 Net return on average investments                    6.0%         6.7%        7.2%        7.4%         7.9%


 Income (loss) before cumulative effect of
      change in accounting principles               (1,601)      (1,212)       (815)        523       (3,326)

 Cumulative effect of change in accounting                          299        (710)

 Net income (loss)                                  (1,601)        (913)     (1,525)        523       (3,326)

 Income (loss) per common and common
  equivalent share:

     Income (loss) before cumulative effect
        In accounting principles                    (0.78)       (0.62)      (0.46)        0.02       (1.26)
     Cumulative effect of change in                               0.11       (0.26)

     Net income (loss)                              (0.78)       (0.51)      (0.72)        0.02       (1.26)


 Total assets                                      123,322      125,276     144,393     174,003      164,087
 Total debt                                          2,537        3,389       4,683       5,987        7,220

 Shareholders  equity and redeemable                15,671       15,226      19,502      21,295       21,442
 Shareholders  equity per common share               4.20         3.96        5.41        5.91         5.88
 Return on average total equity, including
    preferred stock                                 (9.9%)       (5.1%)      (7.4%)        2.8%      (13.4%)

 Cash dividends declared per common share             NONE         0.05        0.05        0.05         0.14
 Life insurance in force (before reinsurance      2,132,07     2,265,91    2,489,33    2,917,02       36,587