Form 10-Q
period 1996-03-31
CONSUMERS FINANCIAL CORP
filed 1996-05-15
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



< X > Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996




                         Commission File Number: 0-2616



                         CONSUMERS FINANCIAL CORPORATION
                             1200 CAMP HILL BY-PASS
                               CAMP HILL, PA 17011

      PENNSYLVANIA                                    23-1666392
      (State or other jurisdiction of                 (I.R.S.Employer
      incorporation or organization)                  Identification No.)



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

                                                        Outstanding at
      Class of Common Stock                             April 30, 1996
          $.01 Stated Value                                 2,613,123 shares




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                          Page
            Part I.  Financial Information                              Number

Item 1. Financial Statements:

        Consolidated Balance Sheets -                                          3
            March 31, 1996 and December 31, 1995
        Consolidated Statements of Operations -                            4 - 5
            Three Months ended March 31, 1996 and 1995

        Consolidated Statements of Cash Flows -                                6
            Three Months Ended March 31, 1996 and 1995

        Notes to Consolidated Financial Statements                         7 - 9

Item 2. Management s Discussion and Analysis of Results of               10 - 13
            Operations and Financial Condition


            Part II. Other Information

Item 1. Legal Proceedings                                                     14

Item 2. Changes in Securities                                                 14

Item 3. Defaults upon Senior Securities                                       14

Item 4. Submission of Matters to a Vote of Security Holders                   14

Item 5. Other Information                                                     14

Item 6. Exhibits and Reports on Form 8-K                                      14





                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,1996           December 31,
 (in thousands)                                                   (Unaudited)                1995

 Assets
 Investments:
      Fixed maturities                                               $34,566               $35,048
      Mortgage loans on real estate                                    5,543                 7,041
      Investment real estate                                             997                 1,020
      Policy loans                                                       494                   482
      Other invested assets                                            2,462                 2,512
      Short-term investments                                           2,609                 2,892

           Total investments                                          46,671                48,995
 Cash                                                                    491                   451
 Accrued investment income                                               701                   653
 Receivables                                                          23,407                23,820
 Prepaid reinsurance premiums                                         18,372                18,604
 Deferred policy acquisition costs                                    21,678                21,926
 Property and equipment                                                4,039                 4,118
 Other real estate                                                     2,485                 2,645
 Other assets                                                          2,199                 2,110

                                                                    $120,043              $123,322
 Liabilities, Redeemable Preferred Stock and
 Shareholders  Equity
 Liabilities:
      Future policy benefits                                         $36,190               $36,582
      Unearned premiums                                               57,460                57,943
     Other policy claims and benefits payable                          2,530                 2,851
     Other liablities                                                 5,965                 6,259
     Income taxes:
           Current                                                       275                   299
           Deferred                                                      741                 1,180
      Notes payable                                                    2,372                 2,537

                                                                     105,533               107,651
 Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible,
           net of treasury stock                                       4,666                 4,657

 Shareholders  equity:
     Common Stock                                                         30                    30
     Capital in excess of stated value                                 8,016                 8,016
     Net unrealized appreciation
           of debt and equity securities                                 115                   705
      Retained earnings                                                3,153                 3,688
      Treasury stock                                                  (1,470)               (1,425)

                                                                       9,844                11,014
                                                                    $120,043              $123,322

                        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,

                       (in thousands, except per share data)                                     1996           1995
                                                                                                                 <C)

                       Revenues:
                            Premiums written and policy charges                                   $8,618        $9,362

                            Decrease (increase) in unearned premiums                                 482            (8)


                            Gross premium income and policy charges                                9,100         9,354
                            Less reinsurance ceded                                                (4,064)       (4,044)


                            Net premium income and policy charges                                  5,036         5,310

                            Net investment income                                                    659           753
                            Net realized investment losses                                            (1)          (25)

                            Fees and other income                                                  1,243         1,025
                                                                                                   6,937         7,063

                       Benefits and expenses:
                            Death and other benefits                                               2,056         2,039

                            Increase in future policy benefits                                       768           739
                           Amortization of deferred policy

                                 acquisition costs                                                 2,612         2,629
                            Operating expenses                                                     2,039         2,070

                                                                                                   7,475         7,477


                       Loss before income taxes                                                     (538)         (414)
                       Income tax benefit                                                           (114)          (19)



                       Net loss                                                                    ($424)        ($395)



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                           March 31,

                       (in thousands, except per share data)                  1996              1995

                       Per share data:

                           Net Loss                                           ($0.20)          ($0.19)


                           Weighted average number of shares outstanding       2,617            2,676


                       Loss per common share - assuming full dilution           *                *
                            * Anti-dilutive




                       Cash dividends declared per common share                 None              None




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

          (in thousands)                                                     1996                 1995
 Cash flows from operating activities:
      Net loss                                                                 ($424)              ($395)

      Adjustments to reconcile net loss to net
           cash used in operating activities:
               Deferred policy acquisition costs incurred                     (2,363)             (2,561)
        Amortization of deferred policy acquisition costs                      2,611               2,628
                Other amortization and depreciation                              121                 134
                Change in future policy benefits                                 255                 233
                Change in unearned premiums                                     (483)                  8
                Change in amounts due reinsurers                                 (11)               (158)
                Income taxes                                                    (198)                (56)
                Change in accounts receivable                                    598                 136
                Change in other liabilities                                     (152)               (245)
                Other                                                           (528)               (455)

           Total adjustments                                                    (150)               (336)
      Net cash used in operating activities                                     (574)               (731)

 Cash flows from investing activities:
      Purchase of investments                                                 (1,131)             (4,103)
      Maturity of investments                                                  1,812               5,112
      Sale of investments                                                        897                 729
      Purchase of property and equipment                                          (5)                (68)

      Net cash provided by  investing activities                               1,573               1,670

 Cash flows from financing activities:
      Principal payments on debt                                                (165)               (165)
     Receipts from universal life and investment products                      1,422               1,472
    Withdrawals on universal life and investment products                     (2,068)             (2,188)
      Purchase of treasury stock                                                 (45)               (157)
      Cash dividends to shareholders                                            (103)               (102)

      Net cash used in financing activities                                     (959)             (1,140)

 Net increase (decrease) in cash                                                  40                (201)

 Cash at beginning of period                                                     451               1,254

 Cash at end of period                                                          $491              $1,053



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)

1.  General:
    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of March 31, 1996, the consolidated results of its operations for the three months ended March 31, 1996 and 1995 and the consolidated changes in its cash flows for the three months ended March 31, 1996 and 1995. Certain prior year amounts have been reclassified to conform with classifications used for 1996. Such reclassifications had no impact on operating results.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.

    The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes:
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                    March 31,           December
                                                      1996                 31,
                                                                          1995

 Deferred tax liabilities:
      Fixed maturities                                  $57                  $347
      Deferred policy acquisition costs               7,330                 7,426
      Other                                             409                   437

                                                      7,796                 8,210
 Deferred tax assets:
 Future policy ben and financial reinsurance          5,812                 5,827
      Net operating loss carryforwards                2,199                 2,143
      Other                                             268                   284

                                                      8,279                 8,254
 Valuation allowance for deferred tax assets         (1,224)               (1,224)
                                                      7,055                 7,030

 Net deferred tax liability                            $741                $1,180


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


2.  Income Taxes (continued):

    Significant components of the provision for income taxes are as follows (in 000's):

                                             1996           1995
 Current:
      Federal                                  ($3)            $1

      State                                     38             41
      Total current                             35             42


 Deferred                                     (149)           (61)

 Income tax benefit                          ($114)          ($19)



    The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                                   1996             1995

 Loss before income taxes                                           ($538)            ($414)

 Income tax benefit at 34% statutory rate on

      pre-tax loss                                                   (183)             (141)
 Dividends received deduction                                          (7)               (3)
 State income taxes                                                    25                27
 Items not includable for tax purposes                                 17                29
 Other, net                                                            34                69

 Actual income tax benefit                                          ($114)             ($19)


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


3.  Contingencies:

    Reinsured risks would give rise to liability to the insurance subsidiaries only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

    The lawsuit filed in an Alabama state court in 1994 against the Company alleging breach of contract and fraud in the sale of credit life insurance has been settled by the parties for a nominal amount.

4.  Reinsurance:

    The effect of reinsurance on premiums written and earned for the periods ended March 31, 1996 and 1995 was as follows:

                               1996                              1995
 (in 000's)          Written           Earned          Written           Earned

 Direct                 $8,000           $8,508           $8,521           $8,501

 Assumed                   617              592              841              853
 Ceded                 (3,832)          (4,064)          (3,891)          (4,044)


 Net                    $4,785           $5,036           $5,471           $5,310


    Ceded benefits incurred through March 31, 1996 and 1995 are $2,936,647 and $2,800,526, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                                    OVERVIEW

The Company s first quarter net loss totaled $424,000 ($.20 per share) compared to a loss of $395,000 ($.19 per share) reported in the same period of 1995. Increased credit insurance losses in the Automotive Resource Division more than offset improved profitability in both the Individual Life Insurance Division and in the Auto Auction Division. Credit insurance results declined primarily because of a higher claims ratio on credit disability business.

Because of the recurring losses in its core credit insurance business, the Company announced in March 1996 that it had retained a financial advisor to assist management in evaluating various alternatives for preserving shareholder value. The alternatives being considered include the sale of the insurance operations (either the existing business and the marketing organization or only the marketing organization), the sale of the auto auction business, the sale of the entire Company or a combination of the Company with another organization. Management is currently reviewing proposals it has received as a result of its recent solicitation of bids, and it is anticipated that a number of additional bids will be received in the near future. While there can be no assurance that any of these transactions can be completed in 1996, the Company believes it is reasonably possible that one of the alternatives outlined above will be consummated in 1996.

The table below compares revenues and operating results in 1996 with those in 1995.

                                                      First Quarter

 (in thousands, except per share amounts)           1996          1995
 Total revenues by source:
      Premiums written and policy charges          $8,618        $9,362
      Net investment income                           659           753
      Realized investment losses                       (1)          (25)
      Fees and other income                         1,243         1,025
                                                  $10,519       $11,115

 Pre-tax income (loss):
      Automotive Resource Division                  ($715)        ($346)
      Individual Life Insurance Division               84          (103)
      Auto Auction Division                           209           136
      Other                                          (115)          (76)

                                                     (537)         (389)
      Realized investment losses                       (1)          (25)

 Pre-tax loss                                        (538)         (414)
 Income tax benefit                                  (114)          (19)

 Net loss                                           ($424)        ($395)

 Net loss per share                                ($0.20)       ($0.19)


                              RESULTS OF OPERATIONS


A discussion of the most significant factors which affected first quarter operating results in each of the Company's three Divisions is presented below. Information relating to 1995 is also presented for comparative purposes.

Automotive Resource Division

Credit insurance premium revenues decreased by 6.1% in the first quarter of 1996 to $7.3 million. Approximately half of the decline is attributable to the cancellation in mid-1995 of all accounts in one unprofitable state. The
Division s credit insurance premium production remains significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's. A consequence of the reduction in written premiums has been a decline in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios since 1989. Higher expense ratios have been a key reason for the unprofitable operating results the Division has experienced in recent years.

The Division s pre-tax operating loss for the first three months of 1996 increased to $715,000 from $346,000 in the same period last year. A higher disability claims ratio and, to a lesser extent, higher expenses are responsible for the increased loss.

Individual Life Insurance Division
Since the end of 1994, the operations of this Division have been limited to one closed block of assumed universal life business. A significant reduction in death claims in the first quarter of 1996 resulted in a $186,000 improvement in pre-tax operating results compared to the first three months of 1995. The Division s pre-tax profit for 1996 totaled $84,000 while a $103,000 loss was reported in the first quarter of 1995. Continued improvement in operating results compared to 1995 is expected since death claims in the second quarter (through May 10) are also well below the unusually high level of claims experienced in the second quarter of last year.

Auto Auction Division

Fee revenues from the Auto Auction Division increased 6.2% in the first quarter from $664,000 to $750,000 despite a small reduction in the volume of vehicles sold through the auction. Fee rate changes offset the volume decline and produced the additional revenues for the period. Pre-tax profits also increased from $136,000 in the first quarter of 1995 to $209,000 in the current year. Most of the increase, however, was attributable to the receipt of insurance proceeds which were $63,000 higher than the estimated amount included in the 1995 financial statements. The insurance funds relate to a fire which occurred at the auction in February 1995.



                               FINANCIAL CONDITION

          (in thousands, except per share                March 31,               December 31,
 amounts)                                                   1996                     1995

 Invested assets                                              $46,671                   $48,995


 Total assets                                                $120,043                  $123,322


 Total debt                                                    $2,372                    $2,537


 Total shareholders' equity and redeemable
      preferred stock                                         $14,510                   $15,671


 Debt as a percent of total capital                             14.1%                     13.9%


 Shareholders' equity per common share                          $3.77                     $4.20

Invested Assets

The Company's invested assets at March 31, 1996 totaled $47 million compared to $49 million at the end of 1995. The decline in the asset base is in part the result of an $854,000 decrease in the carrying value of the Company's bond portfolio due to rising interest rates since the end of 1995. At March 31, 1996, the market value of the portfolio exceeded its amortized cost by $167,000. The remainder of the decline resulted from reduced cash flows which typically occur in the first quarter because of lower premium levels and higher claims costs.

Liquidity

The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues over the past several years have had an adverse impact on the insurance companies' operating cash flows. The Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Interstate Auto Auction and Consumers Car Care Corporation provide the Company with sources of cash which are not subject to insurance regulations that restrict their ability to transfer cash. The net cash provided by or used in operating activities for the three months ended March 31, 1996 and 1995 is presented in the Consolidated Statements of Cash Flows.



Capital Resources

The Company's total equity, which includes redeemable preferred stock, decreased by $1.2 million during the first quarter of 1996 to $14.5 million. The decrease is principally attributable to the decline in the carrying value of the bond portfolio ($564,000 net of applicable income taxes), the current year operating loss of $424,000 and $102,000 in dividends to preferred shareholders.

The Company reduced its bank loans by $165,000 during the first quarter, although its ratio of debt to total capital remains at about 14%. The loans mature in January 1997.

The Company's insurance subsidiaries utilize reinsurance agreements to finance their credit insurance operations and maintain adequate levels of statutory capital and surplus. These agreements minimize reductions of statutory surplus which result from new premium production.


                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Except for the matters discussed in Note 3 to the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business during the three months ended March 31, 1996.

Item 2.  Changes in Securities

         During the three months ended March 31, 1996, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

Item 3.  Defaults upon Senior Securities

         The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts; however, the registrant was in violation of two provisions of its loan agreements at March 31, 1996. These violations have been waived by the lender. There is no arrearage in the payment of dividends on the registrant's preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the registrant during the three months ended March 31, 1996.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

            (11)  Computation of Earnings per Common Share.

         (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended March 31, 1996.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONSUMERS FINANCIAL CORPORATION
                                             Registrant




Date   May 15, 1996           By    /S/ James C. Robertson
                                    James C. Robertson, President
                                    (Chief Executive Officer)




Date   May 15, 1996           By    /S/ R. Fredric Zullinger
                                    R. Fredric Zullinger
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer