Form 10-Q
period 1996-06-30
CONSUMERS FINANCIAL CORP
filed 1996-08-14
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



< X > Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996




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

                                                        Outstanding at
      Class of Common Stock                              July 31, 1996
          $.01 Stated Value                                    2,612,394 shares




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                          Page
            Part 1.  Financial Information                        Number

Item 1. Financial Statements:

        Consolidated Balance Sheets -                                         3
            June 30, 1996 and December 31, 1995
            Consolidated Statements of Operations -                         4-5
            Six and Three Months ended June 30, 1996 and 1995

        Consolidated Statements of Cash Flows -                               6
            Six Months Ended June 30, 1996 and 1995

        Notes to Consolidated Financial Statements                          7-9

Item 2. Management s Discussion and Analysis of Results of                10-13
            Operations and Financial Condition


            Part 2. Other Information

Item 1. Legal Proceedings                                                    14

Item 2. Changes in Securities                                                14

Item 3. Defaults upon Senior Securities                                      14

Item 4. Submission of Matters to a Vote of Security Holders                  14

Item 5. Other Information                                                    14

Item 6. Exhibits and Reports on Form 8-K                                     14





                         PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                June 30, 1996              December 31, 1995
 (in thousands)                                                  (Unaudited)

 Assets
 Investments:
      Fixed maturities                                               $35,822                      $35,048
      Mortgage loans on real estate                                    3,536                        7,041
      Investment real estate                                                                        1,020
      Policy loans                                                       482                          482
      Other invested assets                                            2,461                        2,512
      Short-term investments                                           3,648                        2,892

           Total investments                                          45,949                       48,995
 Cash                                                                    532                          451
 Accrued investment income                                               668                          653
 Receivables                                                          23,836                       23,820
 Prepaid reinsurance premiums                                         18,759                       18,604
 Deferred policy acquisition costs                                    21,571                       21,926
 Property and equipment                                                3,965                        4,118
 Other real estate                                                     3,134                        2,645
 Other assets                                                          2,373                        2,110

                                                                    $120,787                     $123,322
 Liabilities, Redeemable Preferred Stock and
 Shareholders  Equity
 Liabilities:
      Future policy benefits                                         $36,235                      $36,582
      Unearned premiums                                               58,349                       57,943
      Other policy claims and benefits payable                         2,584                        2,851
      Other liablities                                                 5,979                        6,259
      Income taxes:
           Current                                                       534                          299
           Deferred                                                    1,113                        1,180
      Notes payable                                                    2,207                        2,537
                                                                     107,001                      107,651

 Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible,
           net of treasury stock                                       4,675                        4,657

 Shareholders  equity:
 Common Stock                                                             30                           30
     Capital in excess of stated value                                 8,016                        8,016
   Net unrealized appreciation (depreciation)
           of debt and equity securities                                (261)                         705
      Retained earnings                                                2,798                        3,688
      Treasury stock                                                  (1,472)                      (1,425)

                                                                       9,111                       11,014
                                                                    $120,787                     $123,322

                        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Six Months Ended             Three Months Ended
 (in thousands, except per share data)                       June 30,                      June 30,
                                                         1996         1995            1996          1995


 Revenues:
      Premiums written and policy charges               $18,504      $19,917          $9,886       $10,555

      Increase in unearned premiums                        (407)      (1,201)           (889)       (1,193)


      Gross premium income and policy charges            18,097       18,716           8,997        9,362
      Less reinsurance ceded                             (7,832)      (7,934)         (3,768)       (3,890)


      Net premium income and policy charges              10,265       10,782           5,229         5,472

      Net investment income                               1,325        1,473             666           720
      Net realized investment losses                        (22)         (23)            (22)            2

      Fees and other income                               2,399        2,378           1,157         1,353
                                                         13,967       14,610           7,030         7,547

 Benefits and expenses:
      Death and other benefits                            4,259        4,720           2,203         2,681

      Increase in future policy benefits                  1,264          951             496           212
     Amortization of deferred policy

           acquisition costs                              5,267        5,314           2,655         2,685
      Operating expenses                                  3,779        4,079           1,740         2,009

                                                         14,569       15,064           7,094         7,587


 Loss before income taxes                                  (602)        (454)            (64)          (40)

 Income taxes                                                65           32             179            51


 Net loss                                                 ($667)       ($486)          ($243)         ($91)


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)


                                                         Six Months Ended             Three Months Ended
 (in thousands, except per share data)                       June 30,                      June 30,
                                                          1996        1995            1996          1995


 Per share data:
        Net loss                                         ($0.34)     ($0.27)          ($0.14)       ($0.08)

        Weighted average number of shares
            outstanding                                    2,615       2,662            2,613         2,631




  Loss per common share - assuming full dilution           *           *                *             *
            * Anti-dilutive




 Cash dividends declared per common share                 None       $0.05            None          None




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


          (in thousands)                                                     1996                 1995
 Cash flows from operating activities:

      Net loss                                                                 ($667)              ($486)

      Adjustments to reconcile net loss to net
           cash provided by operating activities:
               Deferred policy acquisition costs incurred                     (4,912)             (5,559)
               Amortization of deferred policy acquisition costs               5,267               5,314
               Other amortization and depreciation                               231                 269
                Change in future policy benefits                                 511                 753
                Change in unearned premiums                                      406               1,201
                Amounts due reinsurers                                           183                  65
                Income taxes                                                     220                 (47)
                Change in accounts receivable                                     83                (501)
                Change in other liabilities                                     (317)                (65)
                Other                                                           (676)               (126)
           Total adjustments                                                     996               1,304

      Net cash provided by operating activities                                  329                 818


 Cash flows from investing activities:
      Purchase of investments                                                 (4,677)             (5,062)
      Maturity of investments                                                  3,816               5,438
      Sale of investments                                                      2,067                 841
      Purchase of property and equipment                                         (14)               (108)

      Net cash provided by investing activities                                1,192               1,109


 Cash flows from financing activities:
      Principal payments on debt                                                (330)               (442)
      Receipts from universal life and investment products                       2,598             2,929
    Withdrawals on universal life and investment products                     (3,456)             (4,020)
      Purchase of treasury stock                                                 (47)               (203)
      Cash dividends to shareholders                                            (205)               (205)

      Net cash used in financing activities                                   (1,440)             (1,941)

 Net increase (decrease) in cash                                                  81                 (14)

 Cash at beginning of period                                                     451               1,254


 Cash at end of period                                                          $532              $1,240



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

1.  General:
    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of June 30, 1996, the consolidated results of its operations for the six months ended June 30, 1996 and 1995 and the consolidated changes in its cash flows for the six months ended June 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform with classifications used for 1995. Such reclassifications had no impact on operating results.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.

    The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes:
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):
TABLE

                                                             June 30,          December 31,
                                                              1996                1995

 Deferred tax liabilities:
      Fixed maturities                                                                $347
      Deferred policy acquisition costs                       $7,280                 7,426
      Other                                                      415                   437

                                                               7,695                 8,210
 Deferred tax assets:
      Fixed maturities                                            90
 Future policy benefits and financial reinsurance              5,944                 5,827
      Net operating loss carryforwards                         1,589                 2,143
      Other                                                      273                   284

                                                               7,896                 8,254
      Valuation allowance for deferred tax assets             (1,314)               (1,224)
                                                               6,582                 7,030

 Net deferred tax liability                                   $1,113                $1,180


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)


2.  Income Taxes (continued):

    Significant components of the provision for income taxes are as follows (in 000's):

                                           Six Months                      Three Months

                                      1996            1995              1996           1995

 Current:
      Federal                         ($299)             $6             ($296)            $5

      State                              85              55                47             14

      Total current                    (214)             61              (249)            19


 Deferred                               279             (29)              428             32
 Income taxes                           $65             $32              $179            $51



    The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                                   1996               1995


 Loss before income taxes                                           ($602)               ($454)

 Income tax benefit at 34% statutory rate on

      pre-tax loss                                                  ($205)               ($154)
 Special life insurance company deductions                              3                   31
 Adjustments of prior years  income tax expense                                             56
 Dividends received deduction                                          (5)                  (7)

 Effect of rate difference on net operating
       loss carryback                                                 217
 State income taxes                                                    56                   36
 Items not includable for tax purposes                                 43                    5
 Other, net                                                           (44)                  65



 Actual income tax expense                                            $65                  $32

                        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

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

4.  Reinsurance:

    The effect of reinsurance on premiums written and earned for the periods ended June 30, 1996 and 1995 was as follows:

                               1996                              1995

 (in 000's)          Written           Earned          Written           Earned

 Direct                $17,286          $16,913          $18,287          $17,078
 Assumed                 1,217            1,184            1,630            1,638

 Ceded                 (7,987)          (7,832)          (7,885)          (7,934)


 Net                   $10,516          $10,265          $12,032          $10,782

    Ceded benefits incurred through June 30, 1996 and 1995 are $5,507,541 and $5,051,494, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

           Item 2.  Management's Discussion and Analysis of Results of
                        Operations and Financial Condition

                                    OVERVIEW

The Company's second quarter net loss was $243,000 ($.14 per share) compared to a $91,000 loss ($.08 per share) in the second quarter of 1995. On a year-to-date basis, the 1996 operating loss totaled $667,000 ($.34 per share) compared to a loss of $486,000 ($.27 per share) reported in the first half of 1995. Second quarter pre-tax results in 1996 were about level with those in 1995 and were greatly improved over the first quarter of 1996 due to lower credit insurance claims. However, income tax expense increased in the second quarter and for the year as a result of the Company s decision to carry back its 1995 life insurance company operating loss to 1993 rather than carrying the loss over to future years as had previously been anticipated. The tax benefit from the carryback was about $217,000 less than previously recognized using the carryforward assumption.

Because of the recurring losses in its core credit insurance business, the Company announced in March 1996 that it had retained a financial advisor to assist management in evaluating various alternatives for preserving shareholder value. The alternatives being considered include the sale of the insurance operations (either the existing business and the marketing organization or only the marketing organization), the sale of the auto auction business, the sale of the entire Company or a combination of the Company with another organization. The Company's management and its Board of Directors are now completing their review of the final offers which have been received. While there can be no assurance that any of these transactions can be completed in 1996, the Company believes it is reasonably possible that one of the alternatives outlined above will be consummated in 1996.

The table below compares revenues and operating results in 1996 with those in
1995.
                                                          Six Months                      Second Quarter

 (in thousands, except per share amounts)            1996            1995              1996           1995

 Total revenues by source:
      Premiums written and policy charges           $18,504          $19,917          $9,886        $10,555
      Net investment income                           1,325            1,473             666            720
      Realized investment gains (losses)                (22)             (23)            (22)             2
      Fees and other income                           2,399            2,378           1,157          1,353
                                                    $22,206          $23,745         $11,687        $12,630

 Pre-tax income (loss):
      Automotive Resource Division                    ($812)           ($575)           ($97)         ($229)
      Individual Life Insurance Division                 57              (70)            (27)            33
      Auto Auction Division                             436              390             227            254
      Other                                            (261)            (176)           (145)          (100)

                                                       (580)            (431)            (42)           (42)
      Realized investment gains (losses)                (22)             (23)            (22)             2

 Pre-tax loss                                          (602)            (454)            (64)           (40)
 Income taxes                                            65               32             179             51

 Net loss                                             ($667)           ($486)          ($243)          ($91)

 Net loss per share                                  ($0.34)          ($0.27)         ($0.14)        ($0.08)

                                                       RESULTS OF OPERATIONS

A discussion of the most significant factors which affected the 1996 operating results in each of the Company's three Divisions is presented below.
Information relating to 1995 is also presented for comparative purposes.

Automotive Resource Division

Credit insurance premium revenues in the second quarter decreased by 2.5% to $8.8 million from $9.1 million in 1995. For the year, total premiums have declined 4.2% from $16.9 million last year to $16.2 million in 1996. However, the Company's cancellation, during the past twelve months, of all accounts in two unprofitable states has resulted in a $945,000 decline in premium revenues.
Premiums from continuing and new accounts have therefore increased by about
$236,000 in the first half of 1996.
The Division's credit insurance premium production remains significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's. A consequence of the reduction in written premiums has been a decline in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios since 1989. Higher expense ratios have been a key reason for the unprofitable operating results the Division has experienced in recent years.

The Division's pre-tax operating results in the second quarter improved significantly compared to both the first quarter of 1996 and the second quarter of 1995. The Division reported a pre-tax loss of $97,000 in the second quarter compared to a $229,000 loss in the same period in 1995 and a $715,000 loss in the first quarter of this year. Significant cost reductions implemented over the past year and a slightly better claims ratio are responsible for the improvement over the second quarter of 1995. A substantial reduction in claims from the first quarter, which generally occurs each year in the second quarter, and lower general expenses account for the improved results compared to the first quarter of the year.

Individual Life Insurance Division

Since the end of 1994, the operations of this Division have been limited to one closed block of assumed universal life business. Higher than normal death claims in 1995 resulted in a $70,000 loss in this Division in the first six months of 1995. A significant reduction in claims during the first half of 1996 has produced a $127,000 improvement and a $57,000 pre-tax profit. The
Company has had ongoing discussions with the direct writer of the UL business concerning the recapture of this block of business, but the parties have not yet agreed to the terms of any recapture.

Auto Auction Division

Fee revenues from the Auto Auction Division increased 4% in the first half of 1996 despite a 4.4% decline in the volume of vehicles sold through the Auction.
Fee revenues were $1.5 million in 1996 compared to $1.4 million in the same period last year. Approximately 9,400 vehicles (58% of those registered) were sold in 1996 while over 9,800 vehicles (also 58% of vehicles registered) were sold in the first half of 1995.

Pre-tax profits from the Auction also increased from $390,000 last year to $436,000. However, the 1996 profit includes $63,000 which represents excess insurance proceeds which were not accrued in the 1995 financial statements.
These insurance funds relate to a fire which occurred at the Auction in February 1995.
                                                        FINANCIAL CONDITION


          (in thousands, except per share                 June 30,               December 31,
 amounts)                                                   1996                     1995

 Invested assets                                              $45,949                   $48,995


 Total assets                                                $120,787                  $123,322


 Total debt                                                    $2,207                    $2,537


 Total shareholders' equity and redeemable
      preferred stock                                         $13,786                   $15,671


 Debt as a percent of total capital                             13.9%                     13.9%


 Shareholders' equity per common share                          $3.49                     $4.20

Invested Assets

Invested assets at June 30, 1996 declined by $3 million in the first half of the year to $45.9 million. A portion of the decrease is attributable to the reclassification of $1 million of investment real estate which is now being held for sale. The decline in the asset base is also due in part to a $1.3 million reduction in the carrying value of the Company's bond portfolio as a result of rising interest rates during the first half of 1996. At June 30, the market value of the portfolio was $266,000 less than its amortized cost. The remainder of the decline in investments resulted from slightly reduced cash flows.

During the first six months of 1996, the Company s investment in mortgage loans has decreased from $7 million to $3.5 million primarily as a result of the early payoff of a $1.4 million loan and the sale to a local lending institution of seven mortgages with loan balances totalling $2 million. The proceeds from these transactions were reinvested in bonds.

Liquidity

The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues over the past several years have had an adverse impact on the insurance companies' operating cash flows. The Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Interstate Auto Auction and Consumers Car Care Corporation provide the Company with sources of cash which are not subject to insurance regulations that restrict their ability to transfer cash. The net cash provided by or used in operating activities for the six months ended June 30, 1996 and 1995 is presented in the Consolidated Statements of Cash Flows.

Capital Resources

The Company's total equity, which includes redeemable preferred stock, decreased by $1.9 million during the first half of 1996. The decrease is primarily attributable to (1) the decline in the carrying value of the bond portfolio ($1.3 million less $347,000 in applicable income taxes), (2) the current year operating loss of $667,000 and (3) $205,000 in dividends to preferred shareholders.

The Company s bank debt continued to decline as a result of $165,000 in principlal payments made during the second quarter. The June 30, 1996 balance on the loans, which mature in January 1997, is $2.2 million.



                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Except for the matters discussed in Note 3 to the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 1996.

Item 2.  Changes in Securities

         During the three months ended June 30, 1996, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

Item 3.  Defaults upon Senior Securities

         The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts; however, the registrant was in violation of two provisions ofits loan agreements at June 30, 1996. These violations have been waived by the lender. There is no arrearage in the payment of dividends on the registrant's preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 1996.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

            (11)  Computation of Earnings per Common Share.

         (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended June 30, 1996.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CONSUMERS FINANCIAL CORPORATION
                                                 Registrant




Date   August 14, 1996        By                   /S/ James C. Robertson
                              James C. Robertson, President
                              (Chief Executive Officer)




Date   August 14, 1996        By                  /S/ R. Fredric Zullinger
                              R. Fredric Zullinger
                              Senior Vice President, Chief Financial Officer
                              and Treasurer