Form 10-Q
period 1996-09-30
CONSUMERS FINANCIAL CORP
filed 1996-11-19
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



< X > Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996




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

                                                        Outstanding at
      Class of Common Stock                           October 31, 1996
          $.01 Stated Value                                  2,612,081 shares




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX



Page
            Part I.  Financial Information                              Number

Item 1. Financial Statements:

        Consolidated Balance Sheets -                                         3
            September 30, 1996 and December 31, 1995
            Consolidated Statements of Operations -
    4 - 5
            Nine and Three Months ended September 30, 1996 and 1995

        Consolidated Statements of Cash Flows -
    6
            Nine Months Ended September 30, 1996 and 1995

        Notes to Consolidated Financial Statements
    7 - 11

Item 2. Management s Discussion and Analysis of Results of              12 - 16
            Operations and Financial Condition


            Part II. Other Information

Item 1. Legal Proceedings
    17

Item 2. Changes in Securities                                                17

Item 3. Defaults upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information
    17

Item 6. Exhibits and Reports on Form 8-K                                17





                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             September 30, 1996            December 31, 1995
 (in thousands)                                                  (Unaudited)

 Assets
 Investments:
      Fixed maturities                                               $37,015                      $35,048
      Mortgage loans on real estate                                    3,493                        7,041
      Investment real estate                                                                        1,020
      Policy loans                                                       496                          482
      Other invested assets                                            2,363                        2,512
      Short-term investments                                           4,040                        2,892

           Total investments                                          47,407                       48,995
 Cash                                                                    659                          451
 Accrued investment income                                               702                          653
 Receivables                                                          21,768                       23,820
 Prepaid reinsurance premiums                                         17,915                       18,604
 Deferred policy acquisition costs                                    21,499                       21,926
 Property and equipment                                                3,891                        4,118
 Other real estate                                                     1,471                        2,645
 Other assets                                                          2,374                        2,110

                                                                    $117,686                     $123,322
 Liabilities, Redeemable Preferred Stock and
 Shareholders  Equity
 Liabilities:
      Future policy benefits                                         $35,200                      $36,582
      Unearned premiums                                               58,089                       57,943
      Other policy claims and benefits                                 2,807                        2,851
      Other liabilities                                                5,726                        6,259
      Income taxes:
           Current                                                      (299)                         299
           Deferred                                                      800                        1,180
      Notes payable                                                    1,857                        2,537

                                                                     104,180                      107,651

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative
      net of treasury stock                                       4,684                        4,657

 Shareholders  equity:
     Common Stock                                                         30                           30
     Capital in excess of stated value                                 7,968                        8,016
     Net unrealized appreciation
           of debt and equity securities                                (213)                         705
      Retained earnings                                                2,462                        3,688
      Treasury stock                                                  (1,425)                      (1,425)
                                                                       8,822                       11,014

                                                                    $117,686                     $123,322

                        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Nine Months Ended             Three Months Ended
 (in thousands, except per share data)                     September 30,                  September 30,

                                                           1996         1995           1996         1995

                                                                     (Restated                   (Restated
 Revenues:

      Premiums written and policy charges                 $27,273      $30,603         $8,769      $10,686
      Increase in unearned premiums                          (146)      (2,543)           261       (1,342)


      Gross premium income and policy charges              27,127       28,060          9,030       9,344

      Less reinsurance ceded                              (11,450)     (11,590)        (3,618)      (3,656)


      Net premium income and policy charges                15,677       16,470          5,412        5,688
      Net investment income                                 1,916        2,194            608          728

      Net realized investment losses                         (158)         (36)          (136)         (13)
      Fees and other income                                 1,123        1,240            321          389

                                                           18,558       19,868          6,205        6,792
 Benefits and expenses:

      Death and other benefits                              6,807        5,179          2,548          459
      Increase in future policy benefits                    1,755        3,690            491        2,739

      Amortization of deferred policy
           acquisition costs                                7,854        8,029          2,587        2,714

      Operating expenses                                    3,768        4,410          1,262        1,476
                                                           20,184       21,308          6,888        7,388

Loss from continuing operations

      before income tax benefit                            (1,626)      (1,440)          (683)        (596)
 Income tax benefit                                          (385)        (276)          (375)        (156)


 Loss from continuing operations                           (1,241)      (1,164)          (308)        (440)

 Discontinued operations:
      Income from operations of the Auto Auction

           Division (net of income taxes)                     349          465             83          227


 Net loss                                                   ($892)       ($699)         ($225)       ($213)


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                                   (Unaudited)


                                                           Nine Months Ended              Three Months Ended
 (in thousands, except per share data)                       September 30,                   September 30,
                                                           1996          1995             1996         1995

                                                                      (Restated                     (Restated

 Income (loss) per common and common equivalent share:

           Loss from continuing operations                 ($0.60)       ($0.57)          ($0.16)      ($0.21)
           Discontinued operations                            0.13         0.18              0.03         0.09

           Net loss                                        ($0.47)       ($0.39)          ($0.13)      ($0.12)



 Loss per common share - assuming full dilution             *             *                 *           *

      * Anti-dilutive



 Cash dividends declared per common share                  None          None             None         None





                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

          (in thousands)                                                     1996                 1995


 Cash flows from operating activities:

      Net loss                                                                 ($892)              ($699)
      Adjustments to reconcile net loss to net
           cash provided by operating activities
                Deferred policy acquisition costs                             (7,427)             (8,644)
                Amortization of deferred policy                                7,854               8,029
                Other amortization and depreciation                              351                 402
                Change in future policy benefits                                (102)              3,357
                Change in unearned premiums                                      146               2,543
                Amounts due reinsurers                                          (232)                441
                Income taxes                                                    (426)               (644)
                Change in accounts receivable                                  2,695                (639)
                Change in other liabilities                                     (242)                (51)
                Other                                                           (608)                844

           Total adjustments                                                   2,009               5,638

      Net cash provided by operating activities                                1,117               4,939

 Cash flows from investing activities:
      Purchase of investments                                                 (7,038)             (6,647)
      Maturity of investments                                                  4,929               5,557
      Sale of investments                                                      3,541                 881
      Purchase of property and equipment                                         (27)               (304)

      Net cash provided by (used in) investing activities                      1,405                (513)

 Cash flows from financing activities:
      Principal payments on debt                                                (680)               (687)
      Receipts from universal life and investment                              3,656               3,936
      Withdrawals on universal life and investment                            (4,935)             (7,162)
      Purchase of treasury stock                                                 (48)               (209)
      Cash dividends to shareholders                                            (307)               (307)

      Net cash used in financing activities                                   (2,314)             (4,429)

 Net increase (decrease) in cash                                                 208                  (3)

 Cash at beginning of period                                                     451               1,254

 Cash at end of period                                                          $659              $1,251



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

1.  General:
    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of September 30, 1996, the consolidated results ofits operations for the nine months ended September 30, 1996 and 1995 and the consolidated changes in its cash flows for the nine months ended September 30, 1996 and 1995. Certain prior year amounts have been reclassified to conform with classifications used for 1996. Such reclassifications had no impact on operating results.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Form 10-K.
    The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Income Taxes:
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                    September          December
                                                       30,                 31,
                                                      1996                1995

 Deferred tax liabilities:
      Fixed maturities                                                       $347
      Deferred policy acquisition costs              $7,244                 7,426
      Other                                             478                   437

                                                      7,722                 8,210
 Deferred tax assets:
      Fixed maturities                                   74
      Future policy benefits and financial            6,087                 5,827
      Net operating loss carryforwards                1,873                 2,143
      Other                                             186                   284

                                                      8,220                 8,254
      Valuation allowance for deferred tax           (1,298)               (1,224)
                                                      6,922                 7,030

 Net deferred tax liability                            $800                $1,180


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

2.  Income Taxes (continued):

    Significant components of the provision for income taxes are as follows (in 000's):


                                                         Nine Months                     Three Months

                                                     1996            1995              1996        1995

                                                                                                         Current:
      Federal                                         ($357)           ($194)           ($25)       ($86)
      State                                               5               44             (38)         27

      Total current                                    (352)            (150)            (63)        (59)
 Deferred                                               (33)            (126)           (312)        (97)

 Income tax benefit related to
      continuing operations                            (385)            (276)           (375)       (156)

 Income taxes related to
      discontinued operations                           227              289              57         137

 Total income taxes (benefit)                         ($158)             $13           ($318)       ($19)

    The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                              1996         1995

 Loss before income taxes                                         ($1,050)            ($686)

 Income tax benefit at 34% statutory rate on
      Pre-tax loss                                                  ($357)            ($233)
 Special life insurance company deductions                                               31

 Adjustments of prior years  income tax expense                                          85
 Dividends received deduction                                        (114)              (10)
 Effect of rate difference on net
      operating loss carryback                                        242
 State income taxes                                                    53                58

 Items not includable for tax purposes                                 68                10
 Other, net                                                           (50)               72
 Actual income tax expense (benefit)                                ($158)              $13



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


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

4.  Reinsurance:

    The effect of reinsurance on premiums written and earned for the periods ended September 30, 1996 and 1995 was as follows:

                               1996                              1995

 (in 000's)          Written           Earned          Written           Earned

 Direct                $25,531          $25,340         $28,285          $25,706

 Assumed                 1,742            1,787           2,318            2,354

 Ceded                (10,761)         (11,450)         (11,759)         (11,590)

 Net                   $16,512          $15,677          $18,844          $16,470


/TABLE

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)


4.  Reinsurance (continued):

    Ceded benefits incurred through September 30, 1996 and 1995 are $7,622,896 and $9,116,516, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

5.  Discontinued Operations:

    In late September 1996, the Company finalized a plan to dispose of the operating assets and business of its Interstate Auto Auction subsidiary as part of an overall plan to merge or otherwise combine its core insurance operations with those of another insurance company. On November 1, 1996, the
    Company entered into an agreement to sell Interstate s business and all of its property, plant and equipment and inventories to ADESA Pennsylvania, Inc. for cash of $4,850,000. Closing on the sale took place on November 6, 1996. The sale resulted in a fourth quarter after-tax gain of approximately
    $1.9 million. Accordingly, in the accompanying financial statements, Interstate s operating results have been reported as discontinued operations for all periods presented. Interstate s non-operating net assets, principally cash, receivables, investments and trade payables will remain with the Company.

    A summary of the results of operations of the discontinued business is presented below:

                                                                                   Nine Months Ended
                          (in thousands)                                             September 30,

                                                                                  1996          1995
                                                                                                         <

                          Revenues                                               $2,385         $2,482


                          Income before income taxes                               $576           $754
                          Income taxes                                              227            289


                          Net income                                               $349           $465




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                                       (Unaudited)


5.  Discontinued Operations (continued):

    The assets of the discontinued business which are included in the Company s September 30, 1996 and December 31, 1995 consolidated balance sheets are as follows (in 000's):

                                                                                 September            December
                                                                             30,                  31,
                                                                            1996                 1995

Inventories                                           $64                    $97
                        Property, plant and equipment                       1,686                  1,791

                                                                           $1,750                 $1,888


6.  Subsequent Events:

    On October 30, 1996, the Company entered into an Agreement and Plan of Merger with LaSalle Group, Inc. ( LaSalle ), a Delaware corporation, and Consumers Acquisition Corp. ( CAC ), a Pennsylvania corporation, whereby CAC will be merged with and into the Company. As the surviving corporation in the merger, the Company will become a wholly-owned subsidiary of LaSalle. The merger is subject to, among other things, the approval of insurance regulators in various states and the approval of the common shareholders of the Company. As a result of the merger, the holders of the Company s outstanding common stock will receive cash in the amount of $3.92 per share, subject to certain adjustments. The total consideration to be paid by LaSalle to the common shareholders will be approximately $11.9 million.

    On November 6, 1996, the Company sold the operating assets and business of Interstate Auto Auction, Inc. Approximately one-half of the after-tax proceeds from the sale were used to repay in full the Company s $1.7 million bank debt. (see Note 5).



           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


                                    OVERVIEW

The Company's third quarter net loss of $225,000 was about level with the $212,000 net loss reported in the same period of 1995. However, on a year-to-date basis, the Company's net loss increased from $699,000 ($.39 per share) in 1995 to $892,000 ($.47 per share) in the current year, as a result of increased losses in the Automotive Resource Division and reduced profits from the Company's Auto Auction Division.

Because of the recurring losses in its core credit insurance business, the Company announced in March 1996 that it would evaluate various alternatives for preserving shareholder value. After considering many initial offers and several post-due diligence offers, the Company signed a letter of intent on September 27, 1996 to merge with LaSalle Group, Inc., a private insurance and financial management firm. On October 30, 1996, the Company entered into an Agreement and
Plan of Merger whereby the Company would become a wholly-owned subsidiary of LaSalle. This matter is also discussed below under Pending Merger and in the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q.

In connection with the planned merger with LaSalle, the Company also solicited offers for the sale of its auto auction operations. After negotiating with a number of potential purchasers, the Company entered into an Asset Purchase Agreement with an affiliate of ADESA Corporation on November 1, 1996 to sell the operating assets and business of the auto auction. Closing on the sale took place on November 6, 1996. The operating results of the auto auction have consequently been presented in the accompanying financial statements as discontinued operations. The gain from disposal of the auction business of approximately $1.9 million will be included in the Company's fourth quarter financial statements. This matter is discussed more fully in the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q.



The table below compares revenues and operating results in 1996 with those in 1995.

                                                         Nine Months                      Third Quarter

 (in thousands, except per share amounts)            1996            1995              1996           1995

 Total revenues by source:
      Premiums written and policy charges           $27,273          $30,603          $8,769        $10,686
      Net investment income                           1,916            2,194             608            728
      Realized investment losses                       (158)             (36)           (136)           (13)
      Fees and other income                           1,123            1,240             321            389
                                                    $30,154          $34,001          $9,562        $11,790

 Pre-tax income (loss):
      Automotive Resource Division                  ($1,217)         ($1,075)          ($405)         ($500)
      Individual Life Insurance Division                (41)             (98)            (98)           (28)
      Other                                            (210)            (231)            (44)           (55)

                                                     (1,468)          (1,404)           (547)          (583)
      Realized investment losses                       (158)             (36)           (136)           (13)
 Pre-tax loss from continuing operations             (1,626)          (1,440)           (683)          (596)
 Income tax benefit                                    (385)            (276)           (375)          (156)

 Loss from continuing operations                     (1,241)          (1,164)           (308)          (440)

 Discontinued operations, net of income                 349              465              83            227

 Net loss                                             ($892)           ($699)          ($225)         ($213)
 Income (loss) per common share:
      Loss from continuing operations                ($0.60)          ($0.57)         ($0.16)        ($0.21)

      Discontinued operations                          0.13             0.18            0.03           0.09

      Net loss                                       ($0.47)          ($0.39)         ($0.13)        ($0.12)


                              RESULTS OF OPERATIONS


A discussion of the most significant factors which affected the 1996 operating results in each of the Company's three divisions, including the discontinued auto auction division, is presented below. Information relating to 1995 is also presented for comparative purposes.

Automotive Resource Division

Credit Insurance premium revenues decreased by 17% in the third quarter of 1996 and, for the year, premiums have declined 9% from $26.3 million last year to
$24
million in the current year. However, a substantial portion of the decline is a result of the Company's cancellation, over the past 15 months, of all accounts in two unprofitable states. Excluding these states, premium revenues have declined by 2% for the year. The Division's credit insurance premium production remains significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's. A consequence of the reduction in written premiums has been a decline in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios since 1989. Higher expense ratios have been a key reason for the unprofitable operating results the Division has experienced in recent years.


The 1996 pre-tax operating results from the Division s credit insurance business remained about level compared to the same period in 1995. Both periods produced approximately $1.3 million in pre-tax losses. The majority of the Division s increased loss in 1996 arises from reduced commission income and higher expenses on extended service contracts and from higher claims on one block of service contract business for which the Company assumes the underwriting risk. As indicated in the preceding paragraph, the $1.3 million pre-tax loss the Division s credit insurance operation has produced in both 1996 and 1995 is largely due to high expense ratios, which are the result of the decline in premium revenues over the past five years. Profit margins have also been reduced by increased claim ratios.

Effective July 31, 1996, the Company and its joint venture partner cancelled an agreement whereby the companies shared in the profits from the credit insurance business written by the Company in Pennsylvania, the Company s most profitable credit insurance state. As a result, on credit premiums produced in Pennsylvania after July 31, the Company will now retain the profits which were previously shared with the joint venture partner, and has agreed to pay the partner $500,000 as consideration for terminating the venture. The payment will be made at the time the merger with LaSalle is consummated.

If the proposed merger with LaSalle is completed, LaSalle's strategy to return the Company's credit insurance operation to profitability will include acquisitions of other credit insurance companies and other blocks of credit insurance business, expansion of the Company's marketing territory and growth in existing markets. LaSalle intends to provide additional capital not only to finance growth but also to build the insurance subsidiaries' capital base in order to improve the ratings of those companies by insurance rating agencies.

Individual Life Insurance Division

Since the end of 1994, the operations of the Division have been limited to one closed block of assumed universal life business. In 1995, the Division's results included income which was related to the excess claim liability carried on the direct universal life business sold at the end of 1994. Because the Company retained the claim liability on this business, it was responsible for all claims incurred on or before December 31, 1994. Actual claims were ultimately $113,000 lower than the liability carried, and this excess claim liability was eliminated through a credit to claims expense in 1995. Higher than normal death claims on the assumed block of business in 1995 resulted in a $254,000 loss on this block of business in the first nine months of last year, which more than offset the non-recurring gain.

A significant decrease in claims in 1996 has reduced the pre-tax loss of the assumed block to $40,000, an improvement of $214,000. The Company has had ongoing discussions during the past year with the direct writer of the UL business concerning the recapture of this block.

Auto Auction Division

As indicated above, the operating assets and business of Interstate Auto Auction were sold in November of 1996, and, as a result, the auction operations have been reported in the September 30, 1996 financial statements as discontinued operations for all periods presented. The auction business was sold in conjunction with the Company's plan to divest its non-credit insurance businesses and combine its credit insurance operations with a larger organization.





                               FINANCIAL CONDITION

          (in thousands, except per share              September 30,             December 31,
 amounts)                                                   1996                     1995

 Invested assets                                              $47,407                   $48,995


 Total assets                                                $117,686                  $123,322


 Total debt                                                    $1,857                    $2,537


 Total shareholders' equity and redeemable
      preferred stock                                         $13,506                   $15,671


 Debt as a percent of total capital                             12.1%                     13.9%


 Shareholders' equity per common share                          $3.38                     $4.20

Invested Assets

Invested assets at September 30, 1996 declined by about $1.6 million in the first nine months of the year to $47.4 million. A portion of the decrease is attributable to the reclassification of $1 million of investment real estate which is now being held for sale. The asset decline is also due to a $1.2 million reduction in the carrying value of the Company's bond portfolio as a result of higher interest rates since the end of 1995. The invested asset base increased as a result of the sale during the third quarter of $1.2 million in non-investment real estate for cash, which was reinvested in bonds.

During the first nine months of the year, the Company's mortgage loan portfolio has decreased from $7 million to $3.5 million primarily as a result of the early payoff of a $1.4 million loan and the sale to a local bank of seven mortgages with loan balances totalling $2 million. The proceeds from these transactions were also reinvested in bonds. In addition, during October, two mortgage loans with balances at September 30 of about $1.2 million were repaid in cash.

Liquidity

The Company s operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues over the past several years have had an adverse impact on the insurance companies operating cash flows. The Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Consumers Car Care Corporation and Interstate Auto Auction, Inc. have provided the Company with sources of cash which are not subject to insurance regulations that restrict their ability to transfer cash. The sale of Interstate s business in November 1996 resulted in the repayment of the Company s $1.7 million bank debt and also provided the Company with an additional $1.8 million in after-tax cash flow. The net cash provided by or used in operating activities for the nine months ended September 30, 1996 and 1995 is presented in the Consolidated Statements of Cash Flows.

Capital Resources

The Company's total equity, which includes redeemable preferred stock, decreased by about $2.2 million during the first nine months of 1996. The decrease is primarily attributable to (1) the decline in the carrying value of the bond portfolio ($1.2 million less $347,000 in applicable deferred income taxes), (2) the current year net loss of $892,000 and (3) $307,000 in dividends to preferred shareholders.

The Company reduced its outstanding bank debt by $680,000 in the first nine months of the year. The balance at September 30, 1996 was $1.9 million. The sale of the Company's auto auction business in November of 1996 resulted in the payoff of all of the remaining bank debt. It also resulted in a $1.9 million after-tax gain and a corresponding increase in the Company's equity.

Pending Merger

For information regarding the pending merger of the Company with LaSalle, see
 Overview above and the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         Except for the matters discussed in Note 3 of the Notes to Consolidated
         Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the nine months ended September 30, 1996.

Item 2.  Changes in Securities

         During the nine months ended September 30, 1996, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

Item 3.  Defaults upon Senior Securities

         The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 1996.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required to be filed by Item 601 of Regulation S-K:

            (11)  Computation of Earnings per Common Share.

         (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the three months ended September 30, 1996. On November 13, 1996, the Company filed a Form 8-K with respect to (1) an Agreement and Plan of Merger entered into between the Company, LaSalle Group, Inc . and a subsidiary of LaSalle, pursuant to which the Company would become a wholly-owned subsidiary of LaSalle, and (2) the sale of the operating assets and business of Interstate Auto Auction, Inc..





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CONSUMERS FINANCIAL CORPORATION
                                                 Registrant




Date   November 19, 1996            By                /S/ James C. Robertson

                              James C. Robertson, President
                              (Chief Executive Officer)




Date   November 19, 1996            By                /S/ R. Fredric Zullinger

                              R. Fredric Zullinger
                              Senior Vice President, Chief Financial Officer and
                              Treasurer