Form 10-K/A
period 1996-12-31
CONSUMERS FINANCIAL CORP
filed 1997-02-14
CIK 100320

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         Commission File Number: 0-2616

                        CONSUMERS FINANCIAL CORPORATION
                             1200 CAMP HILL BY-PASS
                              CAMP HILL, PA 17011

     PENNSYLVANIA                               23-1666392
     ------------                               ----------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
     Title of each class                        on which registered
     -------------------                        ---------------------
             None                                   Not listed

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange
     Title of each class                        on which registered
     -------------------                        ---------------------
     Common stock (no par) (voting)                 Not listed
     8 1/2% Preferred Stock Series A
        (Par Value $1.00 per share) (non-voting)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.
                         Yes    XX         No    _____
                                --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Based on the closing price of March 1, 1996, the aggregate market value of common stock held by non-affiliates of the registrant was $8,502,153.

     The number of common shares outstanding of the registrant was 2,616,047 as of March 1, 1996.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

  Consumers Financial Corporation (the "Company") is an insurance holding company which, through its subsidiaries, is a leading provider of credit life and credit disability insurance in the Middle Atlantic region of the United States. The Company also owns and administers a small block of universal life insurance business, but no longer markets those products. The insurance subsidiaries are licensed in 33 states and the District of Columbia and currently conduct the majority of their business in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. Credit insurance, which accounted for $33.1 million, or 85%, of the Company's total premium revenues in 1995, is marketed primarily through approximately 900 automobile dealers. In connection with its credit insurance operations, the Company also markets, as an agent, an automobile extended service warranty contract and, until mid-1996, assumed through reinsurance, certain underwriting risks on a small block of warranty business. Universal life insurance, which accounted for $5.1 million of premium and policy charge revenues, or 13% of the Company's total premiums and policy charges in 1995, was marketed, until 1992, through general agents, personal producing general agents and independent brokers. Additional information regarding the termination of marketing activities in the Individual Life Division and the sale of the majority of the Division's in-force business appears below under "Operations."

  The Company, through its wholly-owned subsidiary, Interstate Auto Auction, Inc. ("Interstate"), has also conducted wholesale and retail automobile auctions of used vehicles for automobile dealers, banks and leasing companies. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in the Form 10-K/A for a discussion of the sale of the operating assets of Interstate in November 1996 for cash in the amount of $4.85 million.

  The Company was formed in 1966 as 20th Century Corporation (a Pennsylvania business corporation) and adopted its present name on May 30, 1980. The Company operates through its wholly-owned subsidiaries, principally Consumers Life Insurance Company (a Delaware life insurance company) ("Consumers Life"), Consumers Car Care Corporation (a Pennsylvania business corporation) and Interstate Auto Auction, Inc. (a Pennsylvania business corporation). Consumers Life Insurance Company of North Carolina (a North Carolina life insurance company) and Investors Fidelity Life Assurance Corp. (an Ohio life insurance company) are subsidiaries of Consumers Life Insurance Company.

  The term "Company" when used herein refers to Consumers Financial Corporation and its subsidiaries unless the context requires otherwise. The Company's executive offices are located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania 17011. Its telephone numbers are (717) 761-4230 and (800) 933-3018.

10 The Company operates in three industry segments: the Automotive Resource Division, which markets credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division. These segments exclude the corporate activities of Consumers Financial Corporation which are insignificant in relation to the three segments. The Automotive Resource segment consists principally of credit life and credit disability insurance which is sold primarily through automobile dealers and, to a limited extent, through banks and other financial institutions. This segment also generates commission revenues on sales of automobile warranty contracts and revenues from other related products and services. The Individual Life segment emphasized the sale of universal life products which were introduced in 1985, and had previously marketed whole-life, term, endowment and annuity products. Until its sale in 1996, the Auto Auction segment operated an automobile auction of used vehicles for automobile dealers, banks and leasing companies.

  In March of 1992, the Company announced its decision to terminate the operations of its Individual Life Insurance Division. The phase-out plan included discontinuing the sale of insurance policies and the sale of the Company's existing block of individual business. Effective October 1, 1992, the Company sold its block of whole life, term and annuity products to an unaffiliated insurer but continued to administer the block of universal life policies. As of December 31, 1994, the Company sold its in-force block of direct universal life insurance business to an unaffiliated insurer. As part of that transaction, the Company irrevocably assigned to the same insurer, all of its right, title and interest to a block of universal life business which had been assumed previously from another unaffiliated insurer. The Company continued to administer these blocks of universal life business until May 1, 1995 . The Company continues to own and administer an assumed block of universal life business issued by an unaffiliated insurer. In January 1997, the Company signed a letter of intent with the direct writer whereby that company will recapture this business and pay the Company a recapture consideration of $1.2 million. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for further information regarding this recapture.

  In March of 1996, the Company announced that it had retained a financial advisor to assist management in evaluating various alternatives to best serve the interests of its shareholders. The recent losses incurred in the Company's core credit insurance operation have lead to this action in order to preserve shareholder value. The various alternatives which were considered include the sale of the insurance operations (either the existing business and the marketing organization or only the marketing organization), the sale of the auto auction business, the sale of the entire Company or a combination of the Company with another organization. During 1996, the Company solicited bids for both the insurance operations and the auto auction business. In October 1996, the Company entered into a merger agreement with LaSalle Group, Inc., pursuant to which the Company will become a wholly-owned subsidiary of LaSalle. This transaction is subject to the approval of various state insurance department regulators and the Company's common shareholders. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for additional information with respect to this matter.

  The following table sets forth for the periods indicated the contribution to revenues, which are comprised of premiums written (before reinsurance ceded), policy charges, net investment income, realized investment gains and other revenues, of each of the product lines within the Company's three industry segments:

-------------------------------------------------------------------------------
                                          Years Ended December 31,
                                     --------------------------------------
(in thousands)                          1995           1994         1993
                                     ----------     ----------   ----------
Automotive Resource Division

     Credit Insurance:

          Life                        $14,742        $15,443      $14,450

          Disability                   20,973         21,739       19,802

     Warranty contracts                 1,684          1,647        1,851

     Other products and services          129            170          168
                                     ----------     ----------   ----------
                                       37,528         38,999       36,271
                                     ----------     ----------   ----------

Individual Life Insurance Division

     Traditional life                      40             49           25

     Universal life                     5,714   (1)    8,276        9,882

     Annuities                              5              4           11

     Other                                 22            189          476
                                     ----------     ----------   ----------
                                        5,781          8,518       10,394
                                     ----------     ----------   ----------


Auto Auction Division                   3,221          3,304        2,328
                                     ----------     ----------   ----------


Corporate                                  21             10           18
                                     ----------     ----------   ----------


Net realized investment

   gains (losses) - not allocated        (119)          (476)         671
                                     ----------     ----------   ----------


Total revenues (before

   reinsurance ceded)                 $46,432        $50,355      $49,682
                                     ==========     ==========   ==========
--------------------------------------------------------------------------------

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

   The following table sets forth for the periods indicated the contribution to pre-tax income (loss) of each of the product lines within the Company's three industry segments:

-----------------------------------------------------------------------------------------
                                                     Years Ended December 31,
                                             -------------------------------------------
(in thousands)                                    1995            1994           1993
                                             ------------    ------------   ------------
Automotive Resource Division:

     Credit insurance:

          Life                                   ($945)          ($469)          $348

          Disability                            (1,397)           (843)        (2,137)

     Warranty contracts                            219             321            313

     Other products and services                    (6)            (22)            24
                                             ------------    ------------   ------------
                                                (2,129)         (1,013)        (1,452)
                                             ------------    ------------   ------------

Individual Life Insurance Division:

     Traditional life                              (29)             32

     Universal life                               (217)            169           (990)

     Annuities                                      (1)             (3)            (4)

     Other                                                        (291)           (80)
                                             ------------    ------------   ------------
                                                  (247)            (93)        (1,074)
                                             ------------    ------------   ------------

Insurance division results                      (2,376)         (1,106)        (2,526)

Auto Auction Division                              771             469            181

Corporate                                         (279)           (333)          (266)
                                             ------------    ------------   ------------
                                                (1,884)           (970)        (2,611)

Realized investment gains (losses)                (119)           (476)           671
                                             ------------    ------------   ------------

Pre-tax loss before gain on sale

     of insurance business                      (2,003)         (1,446)        (1,940)
                                             ------------    ------------   ------------

Gain on sale of insurance business                                 403
                                             ------------    ------------   ------------

Total pre-tax loss                             ($2,003)        ($1,043)       ($1,940)
                                             ============    ============   ============
-----------------------------------------------------------------------------------------
                                                                          Page 5


The following table sets forth certain information pertaining to the Company's industry segments:

-------------------------------------------------------------------------------------
                                                    Years Ended December 31,
                                               -------------------------------------
(in thousands)                                    1995           1994        1993
                                               ----------    ----------  -----------
Premiums written and policy charges

     (before reinsurance):

          Automotive Resource Division        $ 33,832        $ 34,916   $ 31,944

          Individual Life Insurance Division     5,077   (1)     6,179      7,566


Fees and other income:

          Automotive Resource Division          $1,465          $1,215       $944

          Individual Life Insurance Division       182             253        565

          Auto Auction Division                  3,200           3,294      2,317

          Corporate                                 16                         28



Net investment income:

          Automotive Resource Division          $2,231          $2,868     $3,383

          Individual Life Insurance Division       522           2,086      2,263

          Auto Auction Division                     21              10         11

          Corporate                                  5              10        (10)



Benefits and expenses:

          Automotive Resource Division         $25,638         $24,400    $26,658

          Individual Life Insurance Division     3,182           7,704     10,541

          Auto Auction Division                  2,450           2,835      2,147

          Corporate                                300             343        284



Pre-tax income (loss), excluding

     realized investment gains and gain

          on sale of insurance business:

          Automotive Resource Division         ($2,129)        ($1,013)   ($1,452)

          Individual Life Insurance Division      (247)            (93)    (1,074)

          Auto Auction Division                    771             469        181

          Corporate                               (279)           (333)      (266)

-------------------------------------------------------------------------------------

     (1)  See footnote under Revenue Table of this Form 10-K/A.

   Additional segment information is contained in Note 18 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A.

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

     The following table sets forth the amounts of life insurance in force at the dates indicated:


----------------------------------------------------------------
                                     December 31,
                       --------------------------------------
(in thousands)             1995         1994         1993
                       ------------ ------------ ------------
Direct and assumed:

     Credit             $1,434,897   $1,427,252   $1,409,081

     Individual life       697,176      838,667    1,080,249
                       ------------ ------------ ------------
                         2,132,073    2,265,919    2,489,330

Reinsurance ceded         (947,363)  (1,184,134)    (894,119)
                       ------------ ------------ ------------


Net in force            $1,184,710   $ 1,081,785   $1,595,211
                       ============ ============ ============

----------------------------------------------------------------

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

     The Company has concentrated credit insurance sales efforts mainly in seven states, and was ranked for 1994 by A.M. Best Company according to the volume of direct written premiums as shown in the following table:


---------------------------------------------------------------------------
                             Credit Life            Credit Disability
                        ----------------------   ------------------------
                                      Number                    Number
                         Company        of        Company         of
          State          Ranking     Insurers     Ranking      Insurers
     -----------------  ---------   ----------   ----------   -----------

      Delaware              4          54            2           55

      Maryland             13          63           10           66

      Nebraska              9          70            5           68

      North Carolina       28          74           26           72

      Ohio                 23          87           19           85

      Pennsylvania          5          57            4           60

      Virginia             19          71           13           75
---------------------------------------------------------------------------

     In April 1996, the Company discontinued marketing its credit insurance products in the State of North Carolina as a result of continued losses on that business. Written premiums in North Carolina were $1.8 million in 1995 and $1.4 million in 1994.

     The Company's success in selling credit insurance is dependent upon establishing and maintaining favorable relationships with automobile dealers.
To accomplish these goals, the Company provides finance and insurance training programs which assist dealers in arranging financing and increasing sales of credit insurance; it offers certain dealers the opportunity to participate in profits of the credit insurance business generated by them through reinsurance arrangements; and it provides administrative support and claims handling procedures to dealers. The Company also seeks the endorsement of local and state automobile dealer and other credit insurance producing member associations. In that regard, during 1996, the Company lost the Pennsylvania Automotive Association endorsement which it held since 1987. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for more information concerning this matter. To assist the Company in developing dealer relationships, the Company employs two home office sales managers, three finance and insurance training specialists and 17 salaried field representatives who solicit and service accounts. The Company's dealer relationships may be terminated by the Company or the dealers at any time without penalty. In addition to its direct sales efforts, the Company also purchases closed blocks of credit insurance from unaffiliated companies and administers the purchased business until all coverages expire.

     The credit insurance business is the major source of the Company's revenues and, until 1991, provided the majority of its profits as well. As indicated above, approximately 85% of the Company's premium revenues during 1995 were derived from its credit insurance business. Automobile sales account for substantially all of the credit insurance sold by the Company, and have been and will continue to be affected, directly and indirectly, by automobile prices, interest rates, the availability of consumer credit and general economic conditions. The credit insurance industry and the Company's credit business have both been adversely affected in recent years by the increase in the number of automobiles which are leased instead of purchased. This is principally due to the lack of availability of approved credit insurance products applicable to leases and to a reluctance on the part of automobile dealers to emphasize the sale of credit insurance products on lease transactions. The Company has credit insurance products available for lease transactions in most of the states in which it actively markets.

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

Security funds are maintained by the Company in amounts which are generally proportional to the ceded unearned premiums. This reinsurance does not discharge the Company's primary liability as the original insurer. See Note 20 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for information concerning certain regulatory matters involving these reinsurance treaties.

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

     The Company had experienced continuing losses in its individual life operation due to insufficient premium levels to support the cost of operations. With the sale of the direct universal life business and the AMEX business to American Merchants and the termination of operations of CLMC Insurance Agency, Inc. (a general agency which marketed life insurance and annuity products through unaffiliated insurers), significant reductions have been made in various direct and indirect costs. Although the remaining block of assumed universal life business has generally been profitable, the Company has signed a Letter of Intent with the direct writer of the business whereby the direct writer will recapture the business effective January 1, 1997 and pay the Company a recapture consideration of $1.2 million. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for additional information regarding this transaction.

     The table below sets forth for the periods indicated the amount of policy charge revenues (for universal life products) and premiums written (for other individual life insurance products).

      --------------------------------------------------------------
                                     Years Ended December 31,
                               -------------------------------------
      (in thousands)              1995          1994          1993
                               ---------      --------     ---------
      Universal life             $5,037/(1)/   $6,130        $7,533

      Traditional life               40            49            25

      Annuities                                                   8
                               ---------      --------     ---------

                                 $5,077        $6,179        $7,566
                               =========      ========     =========
      --------------------------------------------------------------

     (1) See footnote under Revenue Table of this Form 10-K/A.


Auto Auction Division

     As indicated previously, the business and the related operating assets of Interstate were sold in November 1996 for cash of $4.85 million. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for further information concerning the sale and its impact on the Company's operating results. Prior to the sale, Interstate conducted wholesale automobile auctions of used vehicles at its facility in Mercer, Pennsylvania (about 50 miles north of Pittsburgh). The Youngstown Auto Auction business acquired in July of 1993 to expand the Company's auction operations, relocated to Lordstown, Ohio in 1994 in order to attract additional accounts and business to the auction. The Company subsequently ceased all operations at Lordstown effective December 31, 1994 and transferred a portion of its business operations to Interstate. In January 1995, Interstate began conducting the bi-weekly bank repossession auction previously held at Lordstown. This resulted in the termination, as of the end of 1994, of all of Lordstown's expenses while maintaining a portion of its revenue base at Interstate with virtually no incremental costs. Interstate's customers include automobile dealers and leasing companies. In connection with its weekly auctions, Interstate provides a body shop repair and conditioning service and an arbitration service through which disputes between buyers and sellers can be resolved.

     In 1995, approximately 35,000 cars were registered for sale at Interstate through the regular weekly consignment auction, and approximately 56% of all vehicles registered were sold. In 1994, approximately 32,000 cars were registered and 59% of the cars registered were sold. Auction fees are generally paid by the seller for each vehicle sold and an additional fee is paid by the purchaser. The purchaser's fees vary according to the price paid for the automobile.

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

                                BEST'S RATINGS

     In 1995, Consumers Life Insurance Company received a C rating (Marginal) from A.M. Best Company, principally because of its substantial amount of financial reinsurance and its relatively small capital base. In 1994 Consumers had a C-rating (Marginal). In 1992 and 1993, Consumers had an NA-9 rating (Not Rated at Company Request), which is assigned to any company which is otherwise eligible for a letter rating, but has requested that the rating not be published. The NA-9 designation was requested by Consumers while it completed the restructuring of its individual life insurance operations. In 1991, Consumers was rated "B" (Good). Consumers Life Insurance Company of North Carolina is currently rated "NA-3" (Insufficient Operating Experience), while Investors Fidelity Life Assurance Corp. is classified as "NA-9." In 1996, Consumers Life Insurance Company again received a rating of C, while each of the three subsidiaries was rated NR-2 (Best's new designation for Insufficient Operating Experience). Best's letter ratings range from A++ (Superior) to D (Below Minimum Standards), with letters E and F assigned to companies under state supervision or in liquidation. Best's ratings are based on a comparative analysis of the statutory financial condition and operating performance of the companies, rated as determined by their publicly available reports.

                                  INVESTMENTS

     The Company's general investment policy with respect to assets of its insurance subsidiaries has been to invest in both fixed maturity securities and mortgages with intermediate terms (generally not more than seven years). Investments in mortgages have allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. Prior to the sale of most of the Company's universal life business, the Company's investment policy also included investing in certain mortgage-backed securities which provided competitive yields on assets supporting these interest sensitive products.

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

     Investments in government and corporate bonds are limited to those with a Moody's or Standard & Poors rating of "A" or better. The Company buys U.S. Treasury Notes for their yield and superior liquidity features. The Company also purchases U.S. Government agency bonds and corporate bonds provided such bonds are part of large liquid issues (over $100 million) and, in the case of corporate bonds, represent economic balance and diversification. The Company may also buy foreign bonds denominated in U.S. dollars (Yankee Bonds), thereby avoiding exposure to foreign currency risk. Short-term investments are maintained primarily to meet anticipated cash requirements arising from operations. As of December 31, 1995, the fixed maturities portfolio did not contain any non-investment grade securities. The Company defines a non-investment grade security as any security rated below Baa3 by Moody's Investors Service and below BBB by Standard and Poor's Rating Service. The assets of the Company's non-insurance subsidiaries generally have been invested in short-term instruments.

     The following table sets forth the Company's investment results for the periods indicated:

                                                       Years Ended December 31,
                          ------------------------------------------------------------------------------
                                   1995                         1994                      1993
                          ----------------------        --------------------      ----------------------
                                Net                          Net                       Net
                            Investment   Yield           Investment   Yield        Investment   Yield
                              Income       %               Income       %            Income       %
                          ----------------------        --------------------      ----------------------
Interest:

     Fixed maturities           $2,175     6.8               $2,773     6.4            $3,285     8.0

     Mortgage loans                692     8.1                2,138    10.1             2,467     9.9

     Policy loans                   58    13.9  /(1)/           250     6.6               221     6.1

     Short-term

          investments              186     4.4                  168     3.3               155     1.9

     Real estate                   332    30.7  /(2)/           177    15.5               150    13.2

     Other                          38     1.8                  117     6.3                67     3.6
                           -------------                -------------             -------------
                                 3,481     7.2                5,623     7.4             6,345     7.9

Investment expenses               (702)   (0.9)                (649)   (0.9)             (698)   (0.9)
                           -------------                -------------             -------------
                                $2,779     6.3               $4,974     6.5            $5,647     7.0
                           =============                =============             =============

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

     The marketing areas for the auto auction included western Pennsylvania, western New York, eastern Ohio and the West Virginia panhandle. Interstate competed with five automobile auctions in its market areas. The principal competitive factors in this business are the quality of management, the amount of auction fees charged, location in relation to major metropolitan markets, the quality of the physical plant and facilities and other services offered, such as title guarantees. The Company was able to compete effectively on the basis of these factors.

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

     The dividends which a life insurance company may distribute are subject to regulatory requirements based upon minimum statutory capital and surplus and/or statutory earnings. In addition to regulatory considerations, the overall financial strength of each operating entity is considered before dividends are paid. Additionally, the amount of dividends a life insurance company can pay is subject to certain tax considerations. See Notes 2 and 16 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A.

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

ITEM 2.   PROPERTIES

     Since September 1989, the Company has maintained its executive and business offices in a leased building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contains approximately 44,500 square feet of office space. Prior to 1993, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. As a result of the termination in 1992 of all new business functions in the Individual Life Insurance Division, the Company now occupies approximately 67% of the available office space. The Company has leased about 85% of the remaining space to third party tenants. Annual rental income to the Company under these sub-leases totals $105,000. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building, which reduced the Company's annual rent to $204,000. The option price was approximately $1.75 million. In late 1996, the Company, along with the other 50% owner, granted an option to purchase the home office building to an unrelated third party. The option expires in March 1997. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for additional information concerning the option. Except as otherwise noted, the business operations of the Company and all of the subsidiaries are conducted at the above address in Camp Hill, Pennsylvania.

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

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to various lawsuits which are ordinary and routine litigation incidental to its business. None of these lawsuits is expected to have a materially adverse effect on the Company's financial condition or operations. See Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for additional information concerning litigation matters.

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

-------------------------------------------------------------------------------------------------------
                                    1995 QUARTERLY STOCK PRICES

                               March 31            June 30          September 30         December 31
                         ----------------------------------------------------------------------------

Common Stock
------------

 High                             3                 3 3/4                 4                 4 1/4

 Low                              2                 2 1/2                 3                 3 1/4

Convertible Preferred Stock
---------------------------

Series A
--------

 High                           8 1/2               8 3/4                 9                 9 1/2

 Low                            7 1/2               7 1/2               7 1/2                 8
-------------------------------------------------------------------------------------------------------

     Directors, officers and employees of Consumers Financial Corporation have a sizeable ownership position in Consumers, which is derived from the Company's belief that this provides a strong incentive for all parties involved to enhance shareholder value. At December 31, 1995, the Company's Employee Stock Ownership Plan held 10.7% of the total common stock outstanding.

     As of December 31, 1995, there were 7,054 shareholders of record who collectively held 2,621,090 common shares and 161 shareholders of the Convertible Preferred Stock, Series A, who held 481,461 shares. Seven institutions held approximately 138,700 shares of common stock at year end.

     Dividends on both the Company's common stock and Convertible Preferred Stock, Series A, are declared by the Board of Directors. A common stock dividend was not declared in 1995; however, common stock dividends had been paid for 14 consecutive years through 1994. The 1994 common stock cash dividend was $.05 per share. The Convertible Preferred Stock, Series A, dividends are paid quarterly on the first day of January, April, July and October. The annual Convertible Preferred Stock, Series A, cash dividend is $.85 per share.

ITEM 6.  SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------------------

                                                                                    (Not covered by Independent Auditor's Report)

  (dollar amounts in thousands, except per share amounts)          1995          1994          1993          1992         1991
  -------------------------------------------------------          ----          ----          ----          ----         ----
Total revenues (before reinsurance ceded)                         $46,432       $50,355       $49,682       $51,124      $55,167

Premiums written and policy charges
       (before reinsurance ceded)                                  38,909        41,095        39,510        39,700       42,090

Net investment income                                               2,779         4,974         5,647         7,498        8,525

Net return on average investments                                     6.0%          6.7%          7.2%          7.4%         7.9%

----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
       change in accounting principles                             (1,601)       (1,212)         (815)          523       (3,326)

Cumulative effect of change in accounting principles                                299          (710)

Net income (loss)                                                  (1,601)         (913)       (1,525)          523       (3,326)


Income (loss) per common and common
  equivalent share:

      Income (loss) before cumulative effect of change
         In accounting principles                                   (0.78)        (0.62)        (0.46)         0.02        (1.26)

      Cumulative effect of change in accounting principles                         0.11         (0.26)

      Net income (loss)                                             (0.78)        (0.51)        (0.72)         0.02        (1.26)

----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                      123,322       125,276       144,393       174,003      164,087

Total debt                                                          2,537         3,389         4,683         5,987        7,220

Shareholders' equity and redeemable preferred stock                15,671        15,226        19,502        21,295       21,442

Shareholders' equity per common share                                4.20          3.96          5.41          5.91         5.88

Return on average total equity, including redeemable
     preferred stock                                                 (9.9%)        (5.1%)        (7.4%)         2.8%       (13.4%)

Cash dividends declared per common share                             NONE          0.05          0.05          0.05         0.14

Life insurance in force (before reinsurance ceded)              2,132,073     2,265,919     2,489,330     2,917,021    3,658,779
----------------------------------------------------------------------------------------------------------------------------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's 1995 operating performance as well as its financial position at December 31, 1995 is presented below. Information relating to 1994 and 1993 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes.

                                    OVERVIEW

     The Company's net loss for 1995 was $1.6 million ($.78 per share) compared to losses of $913,000 ($.51 per share) and $1.5 million ($.72 per share) in 1994 and 1993, respectively. The 1994 loss included a $403,000 pre-tax gain from the sale of a major portion of the Company's universal life insurance business and $299,000 related to the cumulative effect of an accounting change. A $502,000 pre-tax loss arising from the termination of two lines of business is also included in the 1994 operating results. The net loss in 1993 included a $710,000 loss from the cumulative effect of two accounting changes adopted in that year.

     The Company's operating results declined in 1995 because of increased losses in the Automotive Resource Division, which were primarily due to an increase in both credit life and credit disability claims ratios. The Individual Life Insurance Division also reported a slightly higher operating loss due to increased claims on its remaining block of universal life business. The Auto Auction Division produced another substantial increase in operating profits, following a similar increase in 1994.

     A more detailed discussion of the operating performance of each of the Company's business segments appears later in this analysis under Results of Operations.

     Because of the recurring losses in the Company's core credit insurance business, in early 1996, the Company began evaluating alternatives to best serve the interests of its shareholders. The Company considered several alternatives, including the following: (1) the sale of its insurance operations, (2) the sale of its credit insurance marketing organization (with retention and ongoing administration of inforce business), (3) the sale of its auto auction business,
(4) the sale of the Company, (5) the reorganization of the Company or (6) the combination of the Company with another organization in the same or other line of business. In January 1996, the Company engaged a financial advisor to assist in evaluating the many alternatives to maximize shareholder value. The Company subsequently solicited bids for both its credit and universal life insurance operations and its auto auction business. In October 1996, the Company entered into an Agreement and Plan of Merger with an unrelated third party whereby the Company will become a wholly-owned subsidiary of the acquirer. The merger transaction is subject to insurance regulatory approval and the approval of the Company's common shareholders. See Note 21 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K/A for additional information with respect to this matter.


 The following table compares revenues and operating results for each of the past three years.


---------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                  1995         1994        1993

---------------------------------------------------------------------------------------------
Total revenues by business unit:
---------------------------------------------------------------------------------------------
     Automotive Resource Division:
       (principally credit insurance)                  $37,528      $38,999     $36,271

     Individual Life Insurance Division                  5,781        8,518      10,394

     Auto Auction Division                               3,221        3,304       2,328

     Other                                                  21           10          18

     Realized investment gains
        (losses) - not allocated                          (119)        (476)        671
---------------------------------------------------------------------------------------------
                                                       $46,432      $50,355     $49,682
=============================================================================================
Pre-tax income (loss):

     Automotive Resource Division                      ($2,129)     ($1,013)    ($1,452)

     Individual Life Insurance Division                   (247)         (93)     (1,074)

     Auto Auction Division                                 771          469         181

     Other                                                (279)        (333)       (266)
---------------------------------------------------------------------------------------------
                                                        (1,884)        (970)     (2,611)

     Realized investment gains (losses)                   (119)        (476)        671
---------------------------------------------------------------------------------------------
                                                        (2,003)      (1,446)     (1,940)

     Gain on sale of life insurance business                            403
---------------------------------------------------------------------------------------------
Pre-tax loss                                            (2,003)      (1,043)     (1,940)

Income tax expense (benefit)                              (402)         169      (1,125)
---------------------------------------------------------------------------------------------
Loss before cumulative effect
  of change in accounting principles                    (1,601)      (1,212)       (815)

Cumulative effect of change in
  accounting principles                                                 299        (710)
---------------------------------------------------------------------------------------------
Net loss                                               ($1,601)       ($913)    ($1,525)
=============================================================================================
Income (loss) per common share:
  Loss before cumulative effect of
    change in accounting principles                     ($0.78)      ($0.62)     ($0.46)

  Cumulative effect of change in
    accounting principles                                              0.11       (0.26)
---------------------------------------------------------------------------------------------
  Net loss                                              ($0.78)      ($0.51)     ($0.72)
=============================================================================================

                             RESULTS OF OPERATIONS

     The Company's pre-tax operating results can be best understood through an analysis of each of its three business units: the Automotive Resource Division, the Individual Life Insurance Division and the Auto Auction Division. The Automotive Resource Division, the Company's core business, contributed 81% of the Company's total revenues in 1995. The Division's principal product is credit insurance, which it markets primarily through automobile dealers in six key states. It also markets automobile extended service contracts principally in a general agency capacity and generates other revenues from services it provides to its over 900 automobile dealer customers. The Individual Life Insurance Division has not written any new business since 1992. This Division currently administers about $2.3 million of annualized universal life premiums. Auto auction operations are conducted through the Company's subsidiary, Interstate Auto Auction, Inc.

Automotive Resource Division

     The Division's credit insurance premium revenues declined 3.3% in 1995, following 10.8% and 4.5% revenue increases in 1994 and 1993, respectively. Premium production for 1995 totaled $33.1 million compared to $34.3 million in 1994 and $31 million in 1993. The absence of any meaningful growth in automobile sales and the cancellation of all accounts in one unprofitable state were the principal reasons for the drop in revenues.

     Despite the revenue increases in 1994 and 1993, the Division's credit insurance premium production remains significantly below pre-1990 levels due to the declines which occurred in the early 1990's as a result of the economic recession and its effects on automobile sales. A consequence of the reduced level of written premiums is a decline in earned premiums (the portion of total premium revenues which is reported as income in a given period). Lower earned premiums have resulted in a substantial increase in operating expense ratios since 1989, which is a key reason for the unprofitable results this Division has experienced in recent years.

     The Automotive Resource Division's pre-tax loss increased from $1 million in 1994 to $2.1 million in 1995. Increased credit life and disability claims ratios are the primary reason for the poorer results, although the Division also incurred a $250,000 loss in the fourth quarter which resulted from the write-off of the costs related to the attempted acquisition of another credit insurance operation, which terminated when the target company consummated a transaction with another party.

Individual Life Insurance Division

     Operations in the Individual Life Insurance Division in 1995 were limited to one closed block of assumed universal life business, following the sale of the Division's direct UL business at the end of 1994. The Division reported a $247,000 pre-tax loss in 1995 compared to a $93,000 loss in 1994. Higher than normal claims costs in the second quarter of the year adversely impacted the 1995 results from this block of business.

The second quarter claims level appears to have been an aberration, since claims costs were closer to expected levels in the other three quarters of 1995 and are better than expected in the first quarter of 1996.

Auto Auction Division

     Auto Auction Division results in 1994 include the operations from a small auction facility in Ohio which was terminated at the end of 1994. During 1994, the Ohio auction produced revenues of $566,000 and a pre-tax loss of $211,000. Excluding the 1994 revenues from the Ohio facility, the revenues at Interstate Auto Auction increased by 6.4 % in 1995 to $2.9 million. An increase in the volume of vehicles registered and sold accounts for the majority of the growth in revenues, although a portion of the increase is due to the transfer of the bank repossession auction from the Ohio facility to Interstate.

     The Division's pre-tax profits grew from $469,000 in 1994 to $771,000 in 1995. The increased revenues, the elimination of the Ohio losses and a non-recurring gain of $208,000 (representing the excess of fire insurance proceeds received over the book value of the property damaged in a February fire) all contributed to the rise in profits.

                              FINANCIAL CONDITION

     A discussion of the important elements affecting the Company's financial position at December 31, 1995 and 1994 is presented below.

Invested Assets

     The Company's invested assets at December 31, 1995 were $49 million compared to $47 million at the end of 1994. Substantially all of the increase is attributable to the increase in bond values which occurred during 1995.
Since the Company's bonds are stated at fair value in the financial statements (as discussed below), this recovery in the bond market resulted in a $3 million increase in the carrying value of the bond portfolio compared to December 31, 1994. At the end of 1995, the fair value (market value) of the portfolio exceeded its amortized cost by $1 million. Partially offsetting the increase in invested assets related to changes in bond values is the foreclosure on a $2.2 million construction loan in mid-1995 and the reclassification of this loan to non-investment real estate. The Company is in the process of finishing and selling the units in this town home development. As a result of the sales of ten units, the carrying value of this real estate was $1.5 million at December 31, 1995. During 1996, an additional two units have been sold and four more units are under contract of sale.

     At December 31, 1995 and 1994, the Company's bond portfolio was carried at fair value pursuant to the requirements of Financial Accounting Standards Board
(FASB) Statement No. 115, based on the Company's determination that all of its bonds should be considered as "available-for-sale", although the

Company has no current intentions to sell any of these securities. The unrealized appreciation or depreciation on available-for-sale securities is reported as a separate component of shareholders' equity.

     The Company's general investment policy continues to emphasize fixed maturity securities (primarily bonds) with Moody's or Standard and Poor's ratings of "A" or better and mortgage loans with terms generally not more than seven years. The Company has not invested in non-investment grade securities because the greater returns on such investments do not justify the potentially greater risks.

     During 1995, the Company increased its loan loss reserves for mortgage loans and investment and non-investment real estate by $93,000. Loan loss reserves were increased by $450,000 and $275,000 in 1994 and 1993, respectively. Management believes that its reserves at December 31, 1995 are adequate to cover any possible losses which may develop in its mortgage loan and real estate portfolios. The carrying value of these investments at December 31, 1995 was $10.7 million compared to $12.4 million at the end of 1994.

Liquidity





     Liquidity refers to a company's ability to meet its financial obligations and commitments as they come due. The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although, as discussed below, reduced credit insurance revenues over the past several years have had a significant impact on the insurance companies' operating cash flows. The Company, as a holding company, has generally relied on its operating subsidiaries to provide it with sufficient cash funds to meet its debt service obligations, pay corporate expenses and shareholder dividends. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances.

     Dividends and other distributions to the Company from Consumers Life are limited in that the subsidiary is required to maintain minimum capital and surplus, determined in accordance with regulatory accounting practices. All distributions are further limited by Delaware state insurance laws to the greater of the previous year's earnings, computed in accordance with statutory accounting principles, or 10% of statutory capital and surplus as of the end of the previous year. In some instances such payments may require the prior approval of the insurance department. Also, any loans or advances to the Company of a material amount must be reported to the insurance department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from Consumers Life and other subsidiaries. In addition, separate restrictions apply to the surplus note owed to the Company by a subsidiary of Consumers Life. Note 2 of the Notes to Consolidated Financial Statements discusses these restrictions more specifically. The Company's non-life insurance operations, particularly its auto auction business and, to a lesser extent, its insurance agency business, provide sources of cash which are not subject to regulatory restrictions.

     The principal sources of cash funds of the life insurance subsidiaries are premiums and investment income, as well as proceeds from sales and maturities of investments. These companies use cash primarily to pay commissions, claims and operating expenses. Credit insurance is the Company's principal product line and credit insurance premiums are therefore the Company's principal source of premium revenues. Credit insurance premium levels during the past five years are substantially lower than the premium levels prior to the economic recession in the early 1990's. This continued reduction in cash funds has depleted most of the Company's short-term cash reserves and has caused some decline in its long-term investment base. The assessment by the Company's management and its Board of Directors that this decrease in revenues and the related decline in operating results could not be reversed within a reasonable period of time led to the decision in early 1996 that the Company had to evaluate other alternatives to best serve the interests of its shareholders. These alternatives are discussed in the "Overview" section of this Management's Discussion and Analysis.

     During 1993 and 1994, the funds generated from the sale and maturity of investments exceeded the funds used to acquire new investments, which was indicative of the Company's need for additional cash for operating needs. In 1995, as a result of additional reductions in general expenses and the positive impact of slightly increased credit insurance premium revenues during 1994 and 1995, the Company was able to reinvest the funds it generated from the sale and maturity of other investments. During 1994, a substantial amount of investments were sold in connection with the sale of the Company's direct universal life business to a third party. Cash and other assets were transferred to the reinsurer along with the Company's liability for future policy benefits on this business.

Capital Resources

     The Company's total equity, which includes redeemable preferred stock, increased by $445,000 during 1995. The increase is attributable to a $2.6 million increase (net of applicable income taxes) in the value of the Company's bond portfolio, which is carried at fair value. The unrealized appreciation in the portfolio at

December 31, 1995 totaled $1 million before deducting $347,000 in related income taxes. The increase in equity resulting from the improvement in the bond market was offset by the $1.6 million operating loss, by $409,000 in dividends to preferred shareholders and by $202,000 used to purchase treasury shares. Shareholders' equity per common share also increased from $3.96 at the end of 1994 to $4.20 at December 31, 1995.

     The Company continued to reduce its bank loans and its ratio of debt to total capital in 1995. During 1995, total debt declined by $900,000 from $3.4 million to $2.5 million following a $1.3 million reduction in 1994. The ratio of debt to total capital also improved in 1995 from 18.2% at the start of the year to 13.9% at year end. The loans mature in January 1997.

Inflation

     Inflation influences the Company's Automotive Resource Division through its effects on automobile prices and interest rates. An increase in car prices not only affects the amount of credit insurance premiums collected, due to higher loan amounts, but also generally extends the term of car loans. Interest rates affect the consumers' ability to borrow funds which, in turn, affects automobile sales and ultimately the Company's marketing of credit insurance and related products. Because of regulatory standards, the Company's premium rates cannot be readily changed to reflect increased costs arising from inflationary trends.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of the Company is responsible for the preparation, integrity and objectivity of the financial information contained in this Form 10-K/A. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such statements include informed estimates and judgements of management for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Financial information presented in this annual report is consistent with that in the financial statements.

     Accounting procedures and related systems of internal control have been established to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are properly implemented by qualified personnel. Such systems are evaluated regularly to determine their effectiveness.

     The consolidated financial statements for the year ended December 31, 1995 have been audited by Arthur Andersen LLP, independent auditors. The consolidated financial statements for the years ended December 31, 1994 and 1993 have been audited by Ernst & Young LLP, independent auditors. Such audits were conducted in accordance with generally accepted auditing standards, and include a review and evaluation of our internal accounting control structure, tests of the accounting records and other auditing procedures they consider necessary to express their informed professional opinion on the consolidated financial statements.

     The Board of Directors, with the assistance of its Audit Committee, monitors the financial and accounting operations of the Company. The Committee, composed of non-employee members of the Board of Directors, meets periodically with representatives of its independent auditing firm to discuss the scope of its audit and related reports. The Company's independent auditors have at all times full and free access to the Audit Committee, without management present, to discuss any matter that they believe should be brought to the attention of the Committee.



            James C. Robertson                           R. Fredric Zullinger
            Chairman, Chief Executive Officer            Chief Financial Officer
            and President

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Consumers Financial Corporation

     We have audited the accompanying consolidated balance sheet of Consumers Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 21 of the Notes to Consolidated Financial Statements, on October 30, 1996, the Company entered into an Agreement and Plan of Merger with LaSalle Group, Inc. (LaSalle). The merger is subject to the approval of the insurance regulators in the four states in which the Company's insurance subsidiaries are domiciled and the approval of the Company's common shareholders. In addition, the Company is addressing regulatory matters in various states, and the Company's plans relative to those matters are discussed in Note 20.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

New York, New York                                       ARTHUR ANDERSEN LLP
January 28, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Consumers Financial Corporation

     We have audited the accompanying consolidated balance sheets of Consumers Financial Corporation and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers Financial Corporation and subsidiaries at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note 3 to the consolidated financial statements, in 1994 the Company changed its method of recognizing earnings on credit disability insurance, and in 1993 the Company changed its methods of accounting for income taxes, determining deferred policy acquisition costs, and accounting for certain investments in debt and equity securities.



Philadelphia, Pennsylvania                                    ERNST & YOUNG LLP
March 24, 1995

=============================================================================================================================
                                         CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                    December 31, 1995 and 1994
=============================================================================================================================
 (dollar amounts in thousands)                                                                  1995              1994
=============================================================================================================================
                                                            Assets
-----------------------------------------------------------------------------------------------------------------------------
Investments:
   Fixed maturities                                                                          $ 35,048           $ 28,180
   Mortgage loans on real estate                                                                7,041              9,938
   Investment real estate                                                                       1,020              1,144
   Policy loans                                                                                   482                351
   Other invested assets                                                                        2,512              1,791
   Short-term investments                                                                       2,892              5,627
-----------------------------------------------------------------------------------------------------------------------------
        Total investments                                                                      48,995             47,031
Cash                                                                                              451              1,254
Accrued investment income                                                                         653                835
Receivables                                                                                    23,820             26,931
Prepaid reinsurance premiums                                                                   18,604             19,183
Deferred policy acquisition costs                                                              21,926             21,655
Property and equipment                                                                          4,118              4,178
Other real estate                                                                               2,645              1,271
Other assets                                                                                    2,110              2,938
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             $123,322           $125,276
-----------------------------------------------------------------------------------------------------------------------------
=============================================================================================================================
                                     Liabilities, Redeemable Preferred Stock and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Future policy benefits                                                                    $ 36,582           $ 38,609
   Unearned premiums                                                                           57,943             56,551
   Other policy claims and benefits payable                                                     2,851              2,848
   Other liabilities                                                                            6,259              6,405
   Income taxes:
      Current                                                                                     299                876
      Deferred                                                                                  1,180              1,372
   Notes payable                                                                                2,537              3,389
-----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                     107,651            110,050
-----------------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock:
   Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
    issued 1995 and 1994, 536,500 shares; outstanding 1995
    and 1994, 481,461 shares; redemption amount 1995
    and 1994, $4,815; net of treasury stock of $453 in 1995 and 1994.                           4,657              4,621
-----------------------------------------------------------------------------------------------------------------------------
 Shareholders' equity:
   Common stock, $.01 stated value, authorized 10,000,000 shares;
    issued 1995, 3,031,054 shares, 1994, 3,060,802 shares;
    outstanding 1995, 2,621,090 shares, 1994, 2,678,577 shares                                     30                 31
   Capital in excess of stated value                                                            8,016              8,129
   Net unrealized appreciation (depreciation) of debt and equity securities                       705             (1,952)
   Retained earnings                                                                            3,688              5,734
   Treasury stock                                                                              (1,425)            (1,337)
-----------------------------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                             11,014             10,605
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             $123,322           $125,276
=============================================================================================================================

See notes to consolidated financial statements

--------------------------------------------------------------------------------------------------------------------
                                         CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                           Years Ended December 31, 1995, 1994 and 1993
--------------------------------------------------------------------------------------------------------------------
 (in thousands, except per share amounts)                         1995                1994                 1993
--------------------------------------------------------------------------------------------------------------------
Revenues:
  Premiums written and policy charges                            $38,909             $41,095             $39,510
  Decrease (increase) in unearned premiums                        (1,392)             (2,345)              2,248
--------------------------------------------------------------------------------------------------------------------
  Gross premium income and policy charges                         37,517              38,750              41,758
  Less reinsurance ceded                                         (15,473)            (14,174)            (14,240)
--------------------------------------------------------------------------------------------------------------------
  Net premium income and policy charges                           22,044              24,576              27,518
  Net investment income                                            2,779               4,974               5,647
  Realized investment gains (losses)                                (119)               (476)                671
  Fees and other income                                            4,863               4,762               3,854
--------------------------------------------------------------------------------------------------------------------
        Total revenues                                            29,567              33,836              37,690
--------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
  Death and other benefits                                         7,373              10,229              12,053
  Increase in future policy benefits                               4,754               2,298               2,493
  Amortization of deferred policy acquisition costs               10,734              11,921              13,901
  Operating expenses                                               8,709              10,834              11,183
--------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses                               31,570              35,282              39,630
--------------------------------------------------------------------------------------------------------------------
Loss before gain on sale of life insurance
  business and income taxes                                       (2,003)             (1,446)             (1,940)
Gain on sale of life insurance business                                                  403
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                          (2,003)             (1,043)             (1,940)
Income tax expense (benefit)                                        (402)                169              (1,125)
--------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in
  in accounting principles                                        (1,601)             (1,212)               (815)
Cumulative effect of change in accounting
  principles                                                                             299                (710)
--------------------------------------------------------------------------------------------------------------------
Net loss                                                         ($1,601)              ($913)            ($1,525)
====================================================================================================================
Income (loss) per common and common
  equivalent share:
    Loss before cumulative effect
      of change in accounting principles                          ($0.78)             ($0.62)             ($0.46)
    Cumulative effect of change in
      accounting principles                                                             0.11               (0.26)
--------------------------------------------------------------------------------------------------------------------
    Net loss                                                      ($0.78)             ($0.51)             ($0.72)
====================================================================================================================

Weighted average number of shares outstanding                      2,634               2,690               2,740
====================================================================================================================

See notes to consolidated financial statements

------------------------------------------------------------------------------------------------------------------------------------

                                         CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           Years Ended December 31, 1995, 1994 and 1993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Net unrealized
                                                                            Capital in     appreciation (depreciation)
                                                        Common stock        excess of    ------------------------------
 (dollar amounts in thousands,                    -----------------------    stated           Fixed       Equity           Retained
  except per share amounts)                          Shares      Amount       value         maturities   securities        earnings
------------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1993                            3,110         $31       $8,324                         $32             $9,349

 Change in net unrealized appreciation of fixed
   maturities for the year                                                                     $567
 Preferred stock dividends                                                                                                    (418)
 Common stock dividends ($.05 per share)                                                                                      (140)
 Accretion of difference between fair value and
   mandatory redemption value of preferred stock                                                                               (36)
 Purchase of treasury shares                           (43)                    (157)
 Retirement of treasury shares
 Net loss for the year                                                                                                      (1,525)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1993                          3,067          31        8,167             567          32              7,230

 Change in net unrealized appreciation of fixed
   maturities and equity securities for the year                                             (2,541)        (10)
 Preferred stock dividends                                                                                                    (412)
 Common stock dividends ($.05 per share)                                                                                      (135)
 Accretion of difference between fair value and
   mandatory redemption value of preferred stock                                                                               (36)
 Purchase of treasury shares
 Retirement of treasury shares                          (6)                     (38)
 Net loss for the year                                                                                                        (913)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994                          3,061          31        8,129          (1,974)         22              5,734

 Change in net unrealized appreciation
   (depreciation) of fixed maturities and
   equity securities for the year                                                             2,648           9
 Preferred stock dividends                                                                                                    (409)
 Accretion of difference between fair value and
   mandatory redemption value of preferred stock                                                                               (36)
 Purchase of treasury shares
 Retirement of treasury shares                         (30)         (1)        (113)
 Net loss for the year                                                                                                      (1,601)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995                          3,031         $30       $8,016            $674         $31             $3,688
====================================================================================================================================
                                                                     Treasury stock
 (dollar amounts in thousands,                             --------------------------------      Total
  except per share amounts)                                        Shares        Amount          amount
------------------------------------------------------------------------------------------------------------------------------------
 Balance, January 1, 1993                                         (291)         ($1,080)        $16,656

 Change in net unrealized appreciation of fixed
   maturities for the year                                                                          567
 Preferred stock dividends                                                                         (418)
 Common stock dividends ($.05 per share)                                                           (140)
 Accretion of difference between fair value and
   mandatory redemption value of preferred stock                                                    (36)
 Purchase of treasury shares                                       (69)            (226)           (226)
 Retirement of treasury shares                                      43              157
 Net loss for the year                                                                           (1,525)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1993                                       (317)          (1,149)         14,878

 Change in net unrealized appreciation of fixed
   maturities and equity securities for the year                                                 (2,551)
 Preferred stock dividends                                                                         (412)
 Common stock dividends ($.05 per share)                                                           (135)
 Accretion of difference between fair value and
   mandatory redemption value of preferred stock                                                    (36)
 Purchase of treasury shares                                       (71)            (226)           (226)
 Retirement of treasury shares                                       6               38
 Net loss for the year                                                                             (913)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1994                                       (382)          (1,337)         10,605

 Change in net unrealized appreciation
   (depreciation) of fixed maturities and
   equity securities for the year                                                                 2,657
 Preferred stock dividends                                                                         (409)
 Accretion of difference between fair value and
   mandatory redemption value of preferred stock                                                    (36)
 Purchase of treasury shares                                       (58)            (202)           (202)
 Retirement of treasury shares                                      30              114
 Net loss for the year                                                                           (1,601)
------------------------------------------------------------------------------------------------------------------------------------
 Balance, December 31, 1995                                       (410)         ($1,425)        $11,014
====================================================================================================================================

See notes to consolidated financial statements

               CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1995, 1994 and 1993

--------------------------------------------------------------------------------------------------------------
(in thousands)                                                    1995            1994            1993
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
 Net loss                                                        ($1,601)          ($913)        ($1,525)
--------------------------------------------------------------------------------------------------------------
 Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
     Deferred policy acquisition costs incurred                  (11,005)        (10,647)         (9,914)
     Amortization of deferred policy acquisition costs            10,734          19,663          13,901
     Other amortization and depreciation                             613             817           1,012
     Change in future policy benefits                              2,063         (14,493)          1,197
     Change in unearned premiums                                   1,392           2,982          (2,734)
     Amounts due reinsurers                                          (86)          2,147             287
     Income taxes                                                   (318)           (721)         (1,131)
     Change in receivables                                         3,805         (20,230)          1,378
     Change in other liabilities                                    (117)            600          (4,963)
     Cumulative effect of change in
       accounting principles                                                        (299)            710
     Other                                                            81            (875)            341
--------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities               5,561         (21,969)         (1,441)
--------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of investments                                        (9,657)        (14,180)        (26,484)
   Maturity of investments                                         7,027           9,035          23,527
   Sale of investments                                             2,190          31,886           8,722
   Purchase of property and equipment                               (371)         (1,104)           (138)
---------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                (811)         25,637           5,627
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Principal payments on debt                                       (852)         (1,295)         (1,303)
   Receipts from universal life and investment products            4,938           7,256           8,294
   Withdrawals on universal life and investment products          (9,029)         (8,547)         (9,905)
   Purchase of treasury stock, including 8 1/2%
     redeemable preferred stock                                     (201)           (265)           (277)
   Cash dividends to shareholders                                   (409)           (546)           (559)
---------------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                            (5,553)         (3,397)         (3,750)
---------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                     (803)            271             436
Cash at beginning of year                                          1,254             983             547
---------------------------------------------------------------------------------------------------------------
Cash at end of year                                                 $451          $1,254            $983
===============================================================================================================

Supplemental disclosures of cash flow information:
 Cash paid (received) during the year for:
   Interest                                                         $305            $319            $409
   Income taxes                                                      $75          $1,104            ($76)
===============================================================================================================

See notes to consolidated financial statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. Summary of Significant Accounting Policies

Description of business
-----------------------

   Consumers Financial Corporation is an insurance holding company which, through its subsidiaries, is a leading provider of credit life and credit disability insurance in the Middle Atlantic region of the United States.

Basis of financial statements
-----------------------------

   The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to the life insurance company subsidiaries, vary from reporting practices prescribed or permitted by regulatory authorities. Certain prior year amounts have been reclassified to conform with classifications used for 1994.

Principles of consolidation
---------------------------

   The consolidated financial statements include the accounts of Consumers Financial Corporation (the Company) and its wholly-owned subsidiaries, the most significant of which are Consumers Life Insurance Company (Consumers Life), Interstate Auto Auction, Inc. and Consumers Car Care Corporation. Consumers Life Insurance Company of North Carolina, Investors Fidelity Life Assurance Corp. and Consumers Reinsurance Company are subsidiaries of Consumers Life. All material intercompany accounts and transactions have been eliminated.

Use of estimates
----------------

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments
-----------

   Fixed maturities includes bonds, notes and certificates of deposit maturing after one year. Management determines the appropriate classification of bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. These securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. All other bonds and notes are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. All certificates of deposits maturing after one year are deemed to be held to maturity. Equity securities (common and non-redeemable preferred stocks) held by the insurance subsidiaries are stated at fair value, while such securities held by the non-insurance subsidiaries are stated at the lower of aggregate cost or fair value.

   Mortgage loans on real estate are carried at the unpaid principal balance. Investment real estate is carried at the lower of cost or fair value. Policy loans are carried at their unpaid balance. Other invested assets, excluding real estate partnerships, and short-term investments are carried at cost. Investments in real estate partnerships are reported at equity.

   Interest on fixed maturities and short-term investments is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and discounts computed by the interest method. Dividends are recorded as income on the ex-dividend dates. Loan origination and commitment fees are amortized, using the interest method, over the life of the mortgage loan. The accrual of interest on mortgage loans is generally discontinued when the full collection of principal is in doubt, or when the payment of principal or interest has become contractually 90 days past due.

   Realized gains and losses and provisions for permanent losses on investments are included in the determination of operating income. Net unrealized appreciation or depreciation of debt securities and preferred and common stocks, which represents the difference between fair value and aggregate cost, is included in a separate shareholders' equity account. The "specific identification" method is used in determining the cost of investments sold.

   The Company considers cash on hand and demand deposits with banks and other financial institutions as cash for purposes of the Statements of Cash flows.

Fair values of financial instruments
------------------------------------

   The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments (see Note 5):

   Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

   Investment securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet.

   Mortgage loans and real estate and policy loans: The fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. Similarly, real estate fair values are estimated using discounted cash flow analyses. The carrying amounts for policy loans approximate their fair values.

   Long-term debt: The carrying amount for long-term debt approximates its fair value.

Deferred policy acquisition costs
---------------------------------

   The costs of acquiring new business, including costs incurred subsequent to the year of issue in excess of the ultimate level costs, principally commissions, certain sales salaries and those home office expenses that vary with and are primarily related to the production of new business, have been deferred. Deferred acquisition costs applicable to individual life insurance, excluding universal life-type policies and investment products, were amortized over the premium-paying period of the related policies in the manner which will charge each year's operations in direct proportion to the estimated receipt of premium revenue over the life of the contracts. Premium revenue estimates are made using the same interest, mortality and withdrawal assumptions as are used for computing liabilities for future policy benefits. Deferred policy acquisition costs related to universal life-type policies and investment products are amortized in relation to the present value of expected gross profits on the policies. Acquisition costs relating to single premium credit insurance are being amortized so as to charge each year's operations in direct proportion to premiums earned.

Property and equipment and depreciation
---------------------------------------

   Property and equipment are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

Other real estate
-----------------

   Real estate is carried at the lower of cost or fair value.

Intangibles
-----------

   Costs in excess of underlying net assets of acquired companies and acquired intangible assets are being amortized over the estimated periods expected to benefit (5 - 40 years) using the straight-line and other methods which provide periodic charges to operations proportionate to the anticipated benefits to be received.

Future policy benefits
----------------------

   The liability for future policy benefits for individual life insurance has been provided on a net level premium method based on estimated investment yields, withdrawals, mortality and other assumptions which were appropriate at the time the policies were issued. Such estimates were based upon industry data and the Companies' past experience, as adjusted to provide for possible adverse deviation from the estimates. Benefit reserves for universal life products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies.

Unearned premiums
-----------------

   Unearned premiums for credit life and disability insurance contracts have been computed based upon the original and remaining term of the related policies as follows: decreasing term credit life on the Rule of 78's method, level term credit life using the Pro Rata method and, effective January 1, 1994, credit disability using a 65% - 35% weighted average of the Rule of 78's and Pro Rata methods. (see Note 3).

Recognition of premium revenue and related costs
------------------------------------------------

   For individual life insurance contracts, excluding universal life-type policies and investment products, premiums are recognized as revenue over the premium-paying period. Future benefits and expenses are associated with earned premiums, so as to result in recognition of profits principally over the premium-paying period. This association is accomplished by means of the provision for liabilities for future benefits and the deferral and amortization of acquisition costs. Provisions are also made for the risk of adverse deviation from the reserve assumptions over the lives of the contracts.
Revenues for universal life-type policies and investment products consist of policy charges for the cost of insurance, policy administration, and surrenders assessed during the period, and expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances. For credit insurance, premiums are earned over the terms of the policies, as discussed above. Policy and contract claims include provisions for claims reported and claims incurred but not reported. The Company believes that the liabilities for claims and related expenses are adequate. Anticipated investment income is considered in determining whether future earned premiums on existing credit insurance will be sufficient to cover the present value of future benefits and maintenance expenses and to recover the unamortized portion of deferred policy acquisition costs.

Income taxes
------------

   The Company and its subsidiaries provide income taxes, for financial reporting purposes, on the basis of the liability method as required by Statement of Financial Accounting Standards No. 109.

2. Basis of Financial Statements

   The more significant GAAP applied in the preparation of the financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

   (a) Investments in securities of unaffiliated companies are reported as described in Note 1, rather than in accordance with valuations established by the National Association of Insurance Commissioners
       (NAIC). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable to the NAIC, including common stocks, other than stocks of affiliates, at market value.

   (b) Costs of acquiring new business are deferred and amortized rather than being charged to operations as incurred.

   (c) The liability for future policy benefits and expenses on individual life insurance is based on conservative estimates of expected mortality, morbidity, interest, withdrawals, and future maintenance and settlement expenses, rather than on statutory rates for mortality and interest. For credit life insurance, the liability is based upon the unearned premium reserve, computed as described in Note 1, rather than on statutory rates for mortality and interest. The credit disability policy liability, principally the unearned premium reserve, is calculated as described in
       Note 1. Effective January 1, 1994, the statutory liability is computed using predominantly the average of the

       Rule of 78's and Pro Rata methods. Prior to 1994, the statutory liability was computed using primarily the Pro Rata method.

   (d) Deferred income taxes, if applicable, are provided as described in
       Note 16.

   (e) The statutory liabilities for the interest maintenance reserve and asset valuation reserve, designed to lessen the impact on surplus of market fluctuations of securities and mortgage loans, have not been provided in the financial statements.

   (f) Certain assets are reported as assets rather than being charged directly to surplus and excluded from the balance sheets.

   (g) Commission allowances pertaining to financing-type reinsurance agreements are not included in results of operations.

   (h) Loan origination fees are deferred and recognized over the life of the applicable mortgage as an adjustment of yield rather than being reported in income as received.

   (i) Revenues for universal life-type policies and investment products consist of policy charges primarily for the cost of insurance rather than premiums due and/or collected on such policies. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances rather than the increase in benefit reserves and gross benefit claims incurred for these types of policies.

   Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $2.5 million. All distributions are further limited by Delaware state insurance laws to the greater of previous year earnings, computed in accordance with statutory accounting principles, or 10% of statutory capital and surplus as of the end of the previous year. In some instances such payments may require the prior approval of the insurance department. Accordingly, based on amounts reported to regulatory authorities, at December 31, 1995, approximately $11.4 million of Consumers Life's net assets cannot generally be transferred to the parent company and $728,000 is available for transfer during 1996 as long as the minimum capital and surplus requirements mentioned above are maintained. However, after reflecting the impact of both the disallowed reinsurance treaty and the excess subsidiary investments discussed in Note 20, at December 31, 1995, approximately $11.7 million of Consumers Life's net assets cannot generally be transferred to its parent company and only $474,000 is available for transfer during 1996. Also, any loans or advances to the parent company of a material amount must be reported to the insurance department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from subsidiaries. In addition, separate restrictions apply to the surplus note owed to the Company by a subsidiary of Consumers Life. Payment of interest and repayment of principal on the note are permitted by the applicable state insurance department as long as the subsidiary's statutory capital and surplus exceeds $3 million.

   The reported statutory capital and surplus of the life insurance subsidiaries was $7.1 million at December 31, 1995 and $10.2 million at December 31, 1994. After reflecting the impact of both the disallowed reinsurance treaty and the excess subsidiary investments discussed in Note 20, the statutory capital and surplus of the life insurance subsidiaries at December 31, 1995 would have been $4.6 million. The insurance companies' combined statutory net loss was $3,589,000 in 1995. In 1994 and 1993, the companies reported net income of $477,000 and $402,000, respectively.

   Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The approximate carrying amount of such deposits at December 31, 1995 and 1994 is $5.3 million and $5.4 million, respectively.

   After receiving consent from the Delaware Insurance Department, the Company adopted, for statutory reporting purposes, an accelerated method of reserving disability unearned premiums. The change allows the Company to recognize revenue in a manner which more appropriately matches its incidence of claims. The change resulted in a $488,000 addition to capital and surplus at December 31, 1994. In addition to the use of this unearned premium method, the insurance subsidiaries have also requested and received approval from their respective domiciliary states to carry as an admitted asset a receivable for credit insurance premiums, net of commissions, which have been collected by the companies' agents but have not yet been remitted to the companies. At December 31, 1995 the premiums in process of collection receivable totaled $2 million.

3. Accounting Changes

   As of January 1, 1994, the Company changed its method of earning credit disability premiums for a substantial portion of its credit disability business. The method used prior to 1994 was computed based on the average of the Rule of 78's and the Pro Rata methods, while the new method utilizes a weighted average of those two methods, based on 65% of the Rule of 78's method and 35% of the Pro Rata method. The new weighted average method accelerates the premium earning pattern and provides a better matching of earned premiums with the incidence of incurred disability claims based on the Company's actual experience. The Company's method of amortizing deferred policy acquisition costs for credit disability business was also revised in proportion to the change in earned premiums.

   The cumulative effect of this change on years prior to 1994 has been included in results of operations for 1994. This change reduced the 1994 net loss by $299,000 ($.11 per share).

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new accounting standard was adopted prospectively, as permitted by Statement 109, and prior periods' financial statements were therefore not restated.

   As of January 1, 1993, the Company also changed its method of accounting for certain costs associated with acquiring new credit insurance business. These sales-related costs had been charged to operations when incurred in years prior to 1993. In order to provide a more appropriate matching of these costs with the related revenues, they are now being deferred and amortized so as to charge each period's operations in direct proportion to premiums earned.

   The cumulative effect of these changes on years prior to 1993 was a $710,000 charge to operations, which includes a $969,000 charge ($.35 per share) related to the adoption of FAS 109 and $259,000 of income

($.09 per share) relating to the change in deferral policy.

   Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the new standard, the carrying amount for a significant portion of the Company's investments in bonds at December 31, 1993 was changed to fair value instead of amortized cost since these bonds are considered to be available-for-sale securities. Statement 115 requires any unrealized appreciation or depreciation on bonds classified as available-for-sale and therefore carried at fair value to be included as a separate component of shareholders' equity. In conformity with the requirements of the Statement, prior periods' financial statements were not restated to reflect adoption of the new accounting principle. Adoption of Statement 115 increased total shareholders' equity at December 31, 1993 by $567,000, after deducting $292,000 in deferred income taxes. On December 31, 1994, the Company reclassified the portion of its portfolio that was carried at amortized cost to the available-for-sale category (see Note 5).

4. Sale of Individual Life Insurance Business

   As of December 31, 1994, the Company sold a substantial portion of its direct and assumed universal life business to an unaffiliated company. The business written on a direct basis was coinsured to the acquiring company. The parties are currently awaiting regulatory approval of an assumption reinsurance agreement with respect to this business. The assumed business was transferred to the purchaser with approval of the direct writing company and with no recourse to the Company in the event the purchaser is unable to fulfill its obligations under the reinsurance agreement. These transactions, which took place on December 30, 1994, resulted in the transfer of $32.7 million in policy liabilities and $24.1 million in cash, mortgage loans and policy loans to the purchaser. In addition, $7.7 million in deferred policy acquisition costs were written off. The sale produced a pre-tax gain of $895,000, which was partially offset by a $492,000 loss on the sale of investments necessary to close on the transaction.

5. Investments and Investment Income

Investments, which are valued for financial statement purposes as described in
Note 1, consist of the following at December 31, 1995:

-------------------------------------------------------------------------------------------
                                                                        Quoted or   Balance
                                                             Amortized  estimated    sheet
(in thousands)                                                 cost     fair value  amount
-------------------------------------------------------------------------------------------
Fixed maturities:
     Bonds:
          United States government and government
               agencies and authorities                        $17,535     $18,319  $18,319
          Public utilities                                       3,822       3,792    3,792
          All other                                             12,461      12,728   12,728
-------------------------------------------------------------------------------------------
                                                                33,818      34,839   34,839
     Certificates of deposit                                       209         209      209
-------------------------------------------------------------------------------------------
          Total fixed maturities                                34,027      35,048   35,048
Mortgage loans on real estate                                    7,041       7,492    7,041
Investment real estate                                           1,020       1,180    1,020
Policy loans                                                       482         482      482
Other invested assets                                            2,481       2,503    2,512
Short-term investments                                           2,892       2,892    2,892
-------------------------------------------------------------------------------------------
     Total investments                                         $47,943     $49,597  $48,995
===========================================================================================

   A portion of the Company's invested funds is restricted as to use. Deposits are required with various state insurance departments for the benefit and protection of policyholders (see Note 2).

   At December 31, 1995 and 1994, no mortgage loans or other loans were considered to be non-performing loans. The interest excluded from investment income on loans on non-accrual status in 1993 amounted to $180,000.

   At December 31, 1995, substantially all of the Company's investments in mortgage loans were secured by commercial real estate. Approximately 75% of the loans involved properties located in Central Pennsylvania. Such investments consist principally of first mortgage liens on completed income-producing properties (office buildings, shopping centers, multi-family residential units). Two mortgage loans exceeded 10% of shareholders' equity at December 31, 1995. Three mortgage loans exceeded 10% of shareholders' equity at December 31, 1994. The Company has established mortgage valuation reserves of $100,000. Five mortgage loans with total balances at December 31, 1995 of $4.7 million represent 65% of the total portfolio balance.

   Accumulated depreciation on investment real estate amounted to $51,000 and $20,000 at December 31, 1995 and 1994, respectively.
   Net investment income is applicable to the following investments:

-------------------------------------------------------------------
                                      Years ended December 31,
(in thousands)                      1995         1994         1993
-------------------------------------------------------------------
Interest:
 Fixed maturities                  $2,175       $2,773       $3,285
 Mortgage loans                       692        2,138        2,467
 Policy loans                          58          250          221
 Other invested assets                 38          117           67
 Short-term investments               186          168          155
Real estate income                    332          177          150
-------------------------------------------------------------------
                                    3,481        5,623        6,345
Less investment expenses             (702)        (649)        (698)
-------------------------------------------------------------------
Totals                             $2,779       $4,974       $5,647
===================================================================

     The amortized cost and estimated fair values of investments in debt securities at December 31, 1995 and 1994 are as follows:

----------------------------------------------------------------------------------------------
1995                                                           Gross       Gross     Estimated
Available for sale                                Amortized  unrealized  unrealized    fair
(In thousands)                                      cost       gains       losses      value
----------------------------------------------------------------------------------------------
U.S. Treasury securities and  obligations of
 U.S. government corporations and agencies         $17,492        $794         $12    $18,274
Corporate securities                                15,354         303          68     15,589
Mortgage-backed securities                             972           6           2        976
---------------------------------------------------------------------------------------------
Totals                                             $33,818      $1,103         $82    $34,839
=============================================================================================

---------------------------------------------------------------------------------------------
1994                                                          Gross       Gross     Estimated
Available for sale                               Amortized  unrealized  unrealized    fair
(In thousands)                                     cost       gains       losses      value
---------------------------------------------------------------------------------------------
U.S. Treasury securities and
 obligations of
 U.S. government corporations and                  $10,623         $93        $507    $10,209
  agencies
Corporate securities                                16,954          53       1,488     15,519
Mortgage-backed securities                           2,328           8         133      2,203
---------------------------------------------------------------------------------------------
 Totals                                            $29,905        $154      $2,128    $27,931
=============================================================================================

     The amortized cost and estimated fair value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------
                                                          Amortized  Estimated
(in thousands)                                              cost     fair value
-------------------------------------------------------------------------------
Due in 1996                                                 $ 1,509     $ 1,520
Due in 1997 - 2001                                           20,725      21,307
Due in 2002 - 2006                                           10,467      10,896
Due after 2006                                                  145         140
-------------------------------------------------------------------------------
                                                             32,846      33,863
Mortgage-backed securities                                      972         976
-------------------------------------------------------------------------------
Totals                                                      $33,818     $34,839
===============================================================================

     Proceeds from sales of investments in debt securities and assets held for sale during 1995 were $4.1 million. Gross gains of $3,000 and gross losses of $29,000 were realized on those sales. Proceeds from such sales in 1994 were $9.6 million. Gross gains of $41,000 and gross losses of $38,000 were realized on those sales. Proceeds from sales in 1993 were $21.4 million. Gross gains of $858,000 and gross losses of $5,000 were realized on those sales.

     A summary of the consolidated net realized gains (losses) and the change in the difference between cost and quoted or estimated fair value for fixed maturity investments is as follows:

--------------------------------------------------------------------------------
                                              Change in the
                             Net            difference between
                           realized         amortized cost and
                          investment       quoted or estimated
(in thousands)          gains (losses)          fair value                Total
--------------------------------------------------------------------------------
1995
 Fixed maturities                ($26)                  $2,995            $2,969
 Tax effect                                               (347)             (347)
--------------------------------------------------------------------------------
Totals                           ($26)                  $2,648            $2,622
================================================================================

1994
 Fixed maturities                  $3                  ($2,833)          ($2,830)
 Tax effect                                                292               292
--------------------------------------------------------------------------------
Totals                             $3                  ($2,541)          ($2,538)
================================================================================

1993
 Fixed maturities                $853                    ($482)             $371
 Equity securities                                           1                 1
--------------------------------------------------------------------------------
                                  853                     (481)              372
 Tax effect                      (128)                     164                36
--------------------------------------------------------------------------------
Totals                           $725                    ($317)             $408
================================================================================

Realized gains and losses in the years ended December 31, 1995, 1994 and 1993 also arose from the sale of other investments.

6.  Receivables

-------------------------------------------------------------------------------
                                                          December 31
(in thousands)                                                  1995       1994
-------------------------------------------------------------------------------
Amounts due from agents                                     $  3,399   $  3,478
Reinsurance receivable                                        20,022     22,623
Federal income tax refund                                                    68
Other                                                          1,492      1,853
-------------------------------------------------------------------------------
                                                              24,913     28,022
Less allowance for                                            (1,093)    (1,091)
 uncollectible accounts
-------------------------------------------------------------------------------
Balance                                                     $ 23,820   $ 26,931
===============================================================================

7.  Deferred Policy Acquisition Costs

-------------------------------------------------------------------------------
                            Individual
(in thousands)               Credit                       Life         Total
-------------------------------------------------------------------------------
Balance, January 1, 1993                      $  18,413     $ 16,211   $ 34,624
Cumulative effect of
 change in accounting
     principle (Note 3)                             392                     392
Costs deferred                                    9,499          415      9,914
Amortization                                   (11,174))     (2,727))   (13,901)
-------------------------------------------------------------------------------
Balance, December 31, 1993                       17,130       13,899     31,029
Cumulative effect of
 change in accounting
     principle (Note 3)                            (359)                   (359)
Costs deferred                                   10,495          152     10,647
Amortization                                    (10,388)      (1,533)   (11,921)
Decrease attributable to
 sale of
     universal life                                           (7,741)    (7,741)
      insurance
-------------------------------------------------------------------------------
Balance, December 31, 1994                       16,878        4,777     21,655
Costs deferred                                   10,917           88     11,005
Amortization                                    (10,154)        (580)   (10,734)
-------------------------------------------------------------------------------
Balance, December 31, 1995                    $  17,641     $  4,285   $ 21,926
===============================================================================

8.  Property and Equipment

--------------------------------------------------------------------------------
                                                                   December 31
(in thousands)                                                    1995      1994
--------------------------------------------------------------------------------
Data processing equipment and                                  $ 2,176   $ 2,144
 software
Furniture and equipment                                          1,660     1,710
Buildings and land                                               3,563     3,362
Improvements to property                                         1,634     1,689
--------------------------------------------------------------------------------
                                                                 9,033     8,905
Less accumulated depreciation                                   (4,915)   (4,727)
--------------------------------------------------------------------------------
Balance                                                        $ 4,118   $ 4,178
================================================================================

9.  Policy Liabilities

     The composition of future policy benefits and unearned premiums at December 31, 1995 and the assumptions pertinent thereto are as follows:

--------------------------------------------------------------------
                        Life      Future                Investment
                     insurance    policy   Unearned   yields: years
(in thousands)        in force   benefits  premiums      of issue
--------------------------------------------------------------------
Individual life      $  697,176   $26,171               4 1/2% - 11 1/2%
                                                           1961-1992

Credit life           1,434,897             $22,393  (a)
                                                           1987-1995

Credit disability                  10,411    35,550  (a)
                                                           1987-1995
--------------------------------------------------------------------
Balance              $2,132,073   $36,582   $57,943
====================================================================

     (a) There are no interest rate assumptions in the credit reserve factors.

     Mortality and withdrawal assumptions generally are based on industry data and the life insurance companies' prior experience. The mortality tables predominantly used in calculating benefit reserves are the 1955 - 1960 Basic Select and Ultimate for males (special graduation) and the 1965 - 1970 Basic Select and Ultimate for males (special graduation).

     The withdrawal assumptions for individual life insurance are predominantly Linton B and Linton C.
     Future policy benefits reported to regulatory authorities were less than the above total by approximately $3.3 million at December 31, 1995.

     Future policy benefits and unearned premiums do not include any deduction for reinsurance ceded to other companies. At December 31, 1995, future policy benefits relating to such reinsurance totaled $18.5 million and have been classified with Receivables. Unearned premiums with respect to reinsured business totaled $18.6 million at December 31, 1995. These unearned premiums are separately stated on the Consolidated Balance Sheets as Prepaid Reinsurance Premiums. Insurance in force net of reinsurance ceded is $1.2 billion.

     Transactions affecting the Company's credit disability claim liabilities and reserves, net of reinsurance, are summarized as follows:

-------------------------------------------------------------
                                        1995          1994
-------------------------------------------------------------
     Balance as of January 1        $11,262,269   $13,046,577
     Less reinsurance recoverable     3,295,994     3,585,158
                                    -----------   -----------

     Net balance as of January 1      7,966,275     9,461,419
                                    -----------   -----------

     Incurred claims related to:
          Current year                6,668,901     6,568,567
          Prior year                   (849,270)   (1,526,577)
                                    -----------   -----------
     Total incurred claims            5,819,631     5,041,990
                                    -----------   -----------

     Paid claims related to:
          Current year                2,032,806     3,079,131
          Prior years                 3,769,958     3,458,003
                                    -----------   -----------
     Total paid claims                5,802,764     6,537,134
                                    -----------   -----------

     Net balance as of December 31    7,983,142     7,966,275
     Plus reinsurance recoverable     3,266,557     3,295,994
-------------------------------------------------------------
     Balance as of December 31      $11,249,699   $11,262,269
=============================================================

10.  Reinsurance

          The life insurance companies routinely cede and, in certain instances, assume reinsurance. Ceded insurance is treated as a risk and liability of the assuming companies. Net premium income, benefits, and expenses are presented net of non-financing reinsurance ceded and include non-financing reinsurance assumed.


          The life insurance companies have entered into various financing-type reinsurance agreements with unaffiliated insurance companies. Such agreements are primarily designed to minimize the reduction of statutory capital and surplus arising at the time premiums are written. In connection with these agreements, the insurance subsidiaries have received and reported, in the aggregate, approximately $19.2 million at December 31, 1995 as an advance of future statutory profits on the blocks of business reinsured under these agreements. Excluding the effects of the disallowed reinsurance treaty discussed in Note 20, the amount of such advances totaled $18.3 million. The life insurance subsidiaries are obligated to repay the advances from future statutory profits. The effects of these agreements have been removed from the financial statements except for the cost of this financing, which amounted to $603,000, $616,000 and $595,000 in 1995, 1994 and 1993, respectively.

          Individual life insurance coverage in excess of $50,000 written by any of the life insurance companies is reinsured. The retention limit for some substandard risks is less than $50,000.

          Written premiums ceded to other companies are as follows:

----------------------------------------------------
(in thousands)                1995     1994     1993
----------------------------------------------------
Credit                     $12,048  $16,299  $13,407
----------------------------------------------------
Individual life              2,845      908      927
----------------------------------------------------
Totals                     $14,893  $17,207  $14,334
====================================================

          Written premiums and policy charges on assumed business amounted to $1.8 million in 1995, $3 million in 1994 and $3.6 million in 1993.

          Incurred benefits and losses reinsured in 1995 were $11.6 million compared to $6.6 million in 1994. These amounts have been deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

          At December 31, 1995 and 1994, reinsurance recoverable for paid and unpaid benefits was $20 million and $22.6 million, respectively. Reinsurance recoverable is classified with Receivables.

11.  Notes Payable

          In 1990, the Company obtained financing in the form of a $10 million term loan. In 1993, the terms of this loan were restructured, resulting in the elimination or modification of several financial covenants with respect to the life insurance subsidiaries, a reduction in the Company's required debt service payments and the transfer of a portion of the remaining balance to Interstate Auto Auction (Interstate) pursuant to a separate loan agreement. In 1995, the Company further restructured the new loans. These restructuring changes included an extension of the maturity date to January 1997, the removal of several additional financial covenants relating to the life insurance subsidiaries and the transfer of an additional $685,000 of the remaining loan balance directly to Interstate. A balloon payment was due at the end of the term. The interest rate remained at one percentage point above the bank's prime rate. The Company assigned all of the outstanding common stock of Consumers Life, Interstate and Consumers Car Care Corporation as security for its loan, while Interstate's property and equipment were separately pledged for Interstate's loan. The security for each loan was cross-collateralized to the other loan.

          In accordance with the provisions of the restructured loan agreements, certain covenants were required to be maintained, the most significant of which include: (1) maintaining a prescribed ratio of available cash flow to total debt service; (2) maintaining a ratio of total debt to shareholders' equity which is less than a prescribed maximum; and (3) imposing restrictions and/or limitations on the Company's ability to incur debt and to dispose of or pledge assets. The Company was in compliance with or received waivers for all debt covenants at December 31, 1995.

          Both of the loans discussed above were repaid in full in 1996 in connection with the sale of the Company's auto auction business (see Note 21).


          Interest costs incurred on long-term debt during each of the last three years are as follows: 1995, $286,000; 1994, $305,000; 1993, $368,000.
Future maturities of long-term debt are as follows: 1996 - $660,000; 1997 - $1.88 million.

12.  Pension and Other Retirement Plans


          The Company has a defined benefit pension plan and two profit sharing
plans which cover   substantially all full-time employees.  Contributions under
the pension plan are based upon length of service   and annual compensation of
each employee. The assets of the pension plan include principally debt securities and mortgages. See Note 21 for information regarding the Company's
decision in 1996 to freeze   the benefits payable under the pension plan.

          The profit sharing plans, which include an employee stock ownership plan, provide for annual contributions in amounts to be determined by the Board of Directors. No contributions were made in 1995, 1994 and 1993.

          Contributions under the profit sharing plans are based upon the annual compensation of each employee.

                                 The funded status of the plan is as follows:

--------------------------------------------------------------------------------
                                                                   December 31,
                    (in thousands)                                1995     1994
--------------------------------------------------------------------------------
Actuarial present value of:
 Vested benefit obligation                                       $2,783   $2,510
 Accumulated benefit obligation                                  $2,814   $2,543
================================================================================

Actuarial present value of projected
 benefit obligation                                              $2,947   $2,679
Plan assets at fair value                                         2,558    2,328
--------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets              (389)    (351)
Unrecognized net losses                                             401      347
Unrecognized net liability at transition                             86       98
Unamortized prior year loss                                        (354)    (309)
--------------------------------------------------------------------------------
Prepaid (accrued) pension cost                                    ($256)   ($215)
================================================================================

(in thousands)                                            1995     1994     1993
--------------------------------------------------------------------------------

Net periodic pension cost included in the
 following components:
 Service cost during the period                          $ 172   $  178   $  175
 Interest cost on projected benefit obligation             196      173      156
 Actual return on plan assets                             (161)    (153)    (168)
 Net amortization and deferral                               2        9       49
--------------------------------------------------------------------------------
 Net periodic pension cost                               $ 209   $  207   $  212
================================================================================

     Rates used in determining pension expense and related obligations were:

------------------------------------------------------------------------------
                                                            1995   1994   1993
------------------------------------------------------------------------------
Discount rate for expense computation, beginning of year    7.50%  7.50%  7.50%
Assumed annual rate of return on plan assets                7.50%  7.50%  7.50%
Discount rate for projected benefit obligation, end of      7.50%  7.50%  7.50%
 year
Assumed annual rate of increase in compensation             3.00%  3.00%  3.00%
------------------------------------------------------------------------------

13.  Commitments and Contingencies

        Rental expense in 1995, 1994 and 1993 was approximately $355,000, $450,000 and $616,000, respectively.
        In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1.75 million. The Company continues to lease the entire building, which is classified as an operating lease, but at monthly rent of $17,000 through July 1999, although the Company has subleased a significant portion of the office space which it does not otherwise occupy. The Company has no other significant leases.
        Two subsidiaries have obtained standby letters of credit from banks totaling $575,000 in order to satisfy regulatory requirements relating to reinsurance transactions. In the event funds are drawn under the letters of credit, the Company has guaranteed the repayment of such amounts.
        Reinsurance risks would give rise to liability to the insurance companies only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

        The Company is currently a defendant in a lawsuit in an Alabama state court originally filed as a class action lawsuit in 1994. The plaintiff subsequently voluntarily dismissed the count to his complaint seeking class certification and no longer seeks to assert claims on behalf of the class. The plaintiff is seeking monetary and punitive damages alleging breach of contract and fraud against the Company in an amount less than $50,000. The Company is defending the lawsuit and has denied any and all liability and wrongdoing. During 1996, the Company settled this litigation for a nominal amount.

        Certain claims suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not result in a significant effect on the financial condition or future operating results of the Company or its subsidiaries. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.

14.     Redeemable Preferred Stock
        The redeemable Convertible Preferred Stock has a liquidation preference of $10.00 per share and is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of Convertible Preferred Stock (equivalent to a conversion price of $6.75 per share). The Convertible Preferred Stock is redeemable at the option of the Company initially at a redemption price of $10.85 per share and thereafter at prices declining to $10.00 per share on and after July 2, 1996.
        Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October.
        Except in certain limited instances, the holders of the Convertible Preferred Stock have no voting rights.
        A sinking fund will be established requiring mandatory and annual payments sufficient to redeem 10% of the number of shares of Convertible Preferred Stock initially issued, commencing July 1, 1998, calculated to redeem all of the Convertible Preferred Stock by July 1, 2007.
        If, at any time, the Company is in arrears as to preferred dividends or sinking fund appropriations for the Convertible Preferred Stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default in an aggregate amount equal to four quarterly preferred dividends, the holders of the Convertible Preferred Stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.
        The difference between the fair value of the Convertible Preferred Stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions, using the interest method, with the related charge to retained earnings ($36,000 in 1995, 1994 and 1993).
        At December 31, 1995 and 1994, 713,275 shares of common stock were reserved for the conversion of the Convertible Preferred Stock.

15.     Stock Options

        In May 1982, the shareholders of the Company approved a Stock Option Plan which permitted the granting of incentive stock options (as defined in the Internal Revenue Code). The Plan provided for the granting of Stock Options to purchase shares of the Company's common stock at not less than its fair market value on the date of grant. Options granted under the Plan expire not later than six years from date of grant.
        The Plan authorized 300,000 shares for purchase upon the exercise of such options, which were made available from either authorized but unissued shares or shares issued and reacquired by the Company.
        In May 1989, the shareholders of the Company approved the Stock Incentive Plan which permits the granting of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options and (2) stock appreciation rights (SAR) either in tandem with stock options or free standing. This Plan is intended as an enhancement of the 1982 Stock Option Plan.
        All officers and salaried key employees of the Company and its subsidiaries and affiliates are eligible to be participants. Persons who serve only as directors are not eligible. The Plan provides for the issuance of up to 250,000 shares of Common Stock (the Stock). The shares of Stock deliverable under the Plan will consist in whole or in part of authorized and unissued shares or Treasury shares.

        The purchase price per share of Stock under any stock option will be determined by the Personnel Committee, but will not be less than 100% of the fair market value of the Stock on the date of the grant of such option. The term of each option will be fixed by the Personnel Committee. Options will be exercisable at such time or times as determined by the Committee, but no option will be exercisable after the expiration of six years from the date the option is granted.

        The grant price with respect to a freestanding SAR or an SAR granted in tandem with an option will be the fair market value of the Stock on the date of the grant. Upon exercise of an SAR, the participant will be entitled to receive up to, but no more than, an amount in cash or Stock equal to the excess of the fair market value of the shares with respect to which the SAR is exercised (calculated as of the exercise date) over the grant price of the SAR. Payment by the Company upon a participant's exercise could be in cash or Stock, as the Committee may determine. With respect to SARs granted together with options, any related option will no longer be exercisable to the extent the SAR had been exercised and the exercise of any option will cancel the related SAR to the extent of such exercise.

        The changes in option shares outstanding during the past three years are as follows:

----------------------------  ----------------------
                               Option       Price
                               shares     per share
----------------------------------------------------
Balance, January 1, 1993       217,588   5.00 - 5.25
Options terminated            (139,000)         5.25
Options granted                179,000          2.25
----------------------------------------------------
Balance, December 31, 1993     257,588   2.25 - 5.25
Options terminated             (26,794)  2.25 - 5.00

----------------------------------------------------
Balance, December 31, 1994     230,794   2.25 - 5.25
Options terminated             (67,794)  5.00 - 5.25
Options granted                 16,000          2.25
----------------------------------------------------
Balance, December 31, 1995     179,000          2.25
====================================================

          At December 31, 1995, 133,117 shares were reserved for options which are available to be granted and 179,000 options were exercisable.

16.  Income Taxes

          Under tax laws in effect prior to 1984, a portion of the life insurance companies' gain from operations was not currently taxed but was accumulated in a memorandum "Policyholders' Surplus Account." As a result of the Tax Reform Act of 1984, the balance in the Policyholders' Surplus Account for each company was frozen as of December 31, 1983 and additional amounts are no longer accumulated in this account. However, distributions from the account continue to be taxed, as under previous laws, if any of the following conditions occur:
         (a) The Policyholders' Surplus exceeds a prescribed maximum, or

          (b) Distributions, other than stock, are made to shareholders in excess of Shareholders' Surplus as defined by prior law, or
          (C) A company ceases to qualify for taxation as a life insurance company.


        At December 31, 1995 Policyholders' Surplus for the life insurance companies combined aggregated approximately $1.7 million. The companies have no present plans for distributing the amounts in Policyholders' Surplus.

        There are currently no significant amounts of retained earnings in excess of statutory surplus upon which neither current nor deferred income taxes have been provided.

        As discussed in Note 3, as of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, which requires the use of the liability method rather than the deferred method in accounting for income taxes. The cumulative effect of adopting Statement 109 as of January 1, 1993, which totaled $969,000, has been included in the Company's results of operations for 1993.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:


----------------------------------------------------------------------
(in thousands)                                         1995      1994
----------------------------------------------------------------------
Deferred tax liabilities:
 Fixed maturities                                    $   347
 Deferred policy acquisition costs                     7,426   $ 7,361
 Other                                                   437       349
----------------------------------------------------------------------
                                                       8,210     7,710
----------------------------------------------------------------------
Deferred tax assets:
 Fixed maturities                                                  684
 Future policy benefits and financial reinsurance      5,827     5,677
 Net operating loss carryforwards                      2,143     1,502
 Other                                                   284       383
----------------------------------------------------------------------
                                                       8,254     8,246
 Valuation allowance for deferred tax assets          (1,224)   (1,908)
----------------------------------------------------------------------
                                                       7,030     6,338
----------------------------------------------------------------------
Net deferred tax liability                           $ 1,180   $ 1,372
======================================================================

         The valuation allowance at December 31, 1994, includes $684,000 to reflect the Company's expectation that it will receive no future tax benefit from the recognition of the unrealized losses on the Company's bond portfolio. At December 31, 1995, this portion of the valuation allowance was not required since the fair value of the Company's bond portfolio exceeded its amortized cost.

         Significant components of income tax expense (benefit) are as follows:

--------------------------------------------------------
            (in thousands)       1995     1994     1993
--------------------------------------------------------
Current:
 Federal                        $   12   $ 732     ($114)
 State                             124     188       202
--------------------------------------------------------
 Total current                     136     920        88
Deferred                          (538)   (751)   (1,213)
--------------------------------------------------------
Income tax expense (benefit)     ($402)  $ 169   ($1,125)
========================================================

          Deferred income tax charges in the amount of $154,000 in 1994, and $133,000 in 1993, which relate to the cumulative effect of the accounting changes discussed in Note 3, have been presented as offsets to the cumulative effect of those accounting changes.

          The provision for federal income taxes is not proportional to pre-tax financial statement income or loss due to the exclusions and special deductions afforded life insurance companies under the Internal Revenue Code, as amended, and the exclusion of non-taxable and non-deductible items. A reconciliation between income tax expense or benefit and the expected Federal income tax expense at the applicable statutory rates is as follows:

-----------------------------------------------------------------------------
                (in thousands)                     1995      1994       1993
-----------------------------------------------------------------------------
Income (loss) before income taxes                ($2,003)   ($1,043)  ($1,940)
-----------------------------------------------------------------------------
Income taxes (benefit) at 34% statutory
 rate on pre-tax income (loss)                      (681)      (355)     (660)
Special life insurance company deductions                                (182)
Adjustment of prior year's income tax expense         54        288      (456)
Dividends received deduction                         (12)                 (13)
State income taxes                                    74        125       133
Items not includable for tax purposes                 16         79        50
Other, net                                           147         32         3
-----------------------------------------------------------------------------
Actual income tax expense (benefit)                ($402)  $    169   ($1,125)
=============================================================================

          At December 31, 1995, the life insurance companies have available approximately $6.3 million of Federal net operating losses. These losses will be carried forward to future years, and may only be used to offset the taxable income of the life insurance companies. Approximately $3.6 million of these net operating losses are subject to limitations on their use under Internal Revenue Code Section 382 and the consolidated return regulations. This operating loss will expire in 2004. The remaining $2.7 million of net operating losses will expire in 2009 and 2010.

17.  Per Share Information

          Per share information has been computed based upon the weighted average number of common and dilutive common equivalent shares and dilutive convertible securities outstanding.

          All options are common stock equivalents and have been included in computing the weighted average number of common and dilutive common equivalent shares outstanding for the applicable periods in which these options are not anti-dilutive. The 8 1/2% redeemable convertible preferred stock, which is not considered a common stock equivalent, was not dilutive in 1995, 1994 or 1993.

18.  Segment Information

          The Company operates in three industry segments: credit insurance and related products and services (Automotive Resource Division), individual life insurance and auto auction operations. Certain corporate activities, which are insignificant in relation to the three segments, are presented separately. Revenues (net of non-financing reinsurance) and pre-tax income (loss) by segment are presented below for the years ended December 31, 1995, 1994 and 1993.

-----------------------------------------------------------------------------------
                       (in thousands)                  1995       1994       1993
-----------------------------------------------------------------------------------
Revenues (net of reinsurance):
 Automotive Resource Division                        $ 23,509   $ 23,387   $ 25,205
 Individual Life Insurance Division                     2,935      7,611      9,468
 Auto Auction Division                                  3,221      3,304      2,328
 Other                                                     21         10         18
-----------------------------------------------------------------------------------
                                                       29,686     34,312     37,019
 Realized investment gains (losses) not allocated        (119)      (476)       671
-----------------------------------------------------------------------------------
                                                     $ 29,567   $ 33,836   $ 37,690
===================================================================================

Pre-tax income (loss):
 Automotive Resource Division                         ($2,129)   ($1,013)   ($1,452)
 Individual Life Insurance Division                      (247)       (93)    (1,074)
 Auto Auction Division                                    771        469        181
 Other                                                   (279)      (333)      (266)
-----------------------------------------------------------------------------------
                                                       (1,884)      (970)    (2,611)
 Realized investment gains (losses)                      (119)      (476)       671
-----------------------------------------------------------------------------------
                                                       (2,003)    (1,446)    (1,940)
 Gain on sale of life insurance business                             403
-----------------------------------------------------------------------------------
                                                      ($2,003)   ($1,043)   ($1,940)
===================================================================================

          Operating expenses include amortization of deferred policy acquisition costs and other amortization and depreciation for the years ended December 31, 1995, 1994 and 1993 as follows:

---------------------------------------------------------------
               (in thousands)          1995     1994     1993
---------------------------------------------------------------
Automotive Resource Division          $10,379  $10,854  $11,820
Individual Life Insurance Division        589    1,567    2,974
Auto Auction Division                     231      208      190
Other                                      47       47      106
---------------------------------------------------------------
                                      $11,246  $12,676  $15,090
===============================================================


          The Company discontinued writing new business in its Individual Life Insurance Division in 1992. As described in Note 3, during 1994, the Company sold portions of its in-force individual life business, resulting in the $403,000 gain shown above. In 1997, the Company signed a Letter of Intent to dispose of the remaining life insurance business in its individual life insurance division (see Note 21).

19.   Pending Accounting Pronouncement

          In October 1995, the FASB issued Financial Accounting Standard Number 123 (FAS 123), " Accounting for Stock-Based Compensation," which prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options and restricted stock plans. Under FAS 123, companies may adopt a fair method of expense recognition for all stock-based compensation or continue to account for all stock-based compensation under the measurement standards of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" (APB 25). The implementation of FAS 123 in 1996 is not expected to affect the Company's consolidated financial position or results of operations because the Company presently expects to continue to apply the principles of APB 25.

20.  Regulatory Matters

        In connection with the proposed Merger with LaSalle discussed in Note 21 and as required by state insurance laws, LaSalle has filed documents with the insurance regulators in each of the states in which the Company's four insurance subsidiaries are domiciled in order to obtain their approval of the Merger. These Form A filings are currently under review by each of the respective insurance departments.

        In June 1996, the North Carolina Department of Insurance issued its December 31, 1993 Report on Examination on one of the Company's subsidiaries. As a result of its examination, the Department concluded that two of the subsidiary's surplus relief reinsurance agreements did not comply with the state's reinsurance statutes and that the financial impact of these agreements should be reversed. Only one of the agreements was still in effect in June 1996, while the other agreement had been terminated prior to the end of 1994. As of June 30, 1996, the subsidiary terminated the remaining agreement and replaced it with another agreement. If the financial impact of the remaining treaty had been reversed as of December 31, 1995, the statutory capital and surplus of both the subsidiary and its parent, Consumers Life (which carries its investment in the subsidiary based on the capital and surplus of the subsidiary), would have been reduced by approximately $930,000. The North Carolina Insurance Department is in the process of reviewing the subsidiary's current reinsurance treaty for compliance with its laws, although Management believes this treaty complies with the applicable North Carolina statutes.

        In September 1996, the Delaware Department of Insurance notified Consumers Life that its level of investments in subsidiaries exceeded the amount permitted under Delaware Insurance laws and that the company's capital and surplus should be reduced by the amount of such excess. The Company later determined that Consumers Life's investments in subsidiaries had exceeded the permitted level as of December 31, 1995 by approximately $1.6 million. If the adjustment for the North Carolina subsidiary's reinsurance treaty and the adjustment for the excess investment in subsidiaries had been reflected in the December 31, 1995 statutory financial statements of Consumers Life, its capital and surplus would have been reduced from $7.3 million to $4.7 million. As disclosed in Note 21, the Company has entered into a letter of intent to sell the North Carolina insurance subsidiary to a third party. The sale of this subsidiary, which is expected to occur promptly after receipt of regulatory approval, will eliminate the excess investment in subsidiaries matter discussed above.

        At the Company's request, the Delaware Department of Insurance is currently reviewing two of Consumers Life's surplus relief reinsurance treaties for compliance with a new state regulation regarding reinsurance agreements. If such treaties are determined to not be in compliance with the Delaware regulation, the Company and the reinsurers believe that appropriate modifications to the agreements can be promptly made so that they will comply with the regulation. Such modifications, if necessary, are not expected to result in any significant additional costs to the Company or have a material effect on the Company's financial statements.

        The NAIC has established certain minimum capitalization requirements based on risk-based capital ("RBC") formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 1995, each of the Company's insurance subsidiaries have more than sufficient capital to meet the NAIC's RBC requirements. However, if the effects of the surplus relief reinsurance treaties are excluded from the statutory financial statements, certain of the insurance subsidiaries would not meet minimum required RBC levels.

        As discussed above, the Company has received correspondence from and conducted discussions with various state insurance departments concerning the reinsurance agreements, capital levels and unprofitable operations of certain of the Company's insurance subsidiaries. These insurance departments have indicated their expectation that the insurance subsidiaries would be sold or merged or otherwise raise additional capital. Failure to complete the Merger with LaSalle or otherwise raise additional capital and satisfactorily resolve the regulatory matters discussed above could subject the Company's insurance subsidiaries to possible sanctions which may include, among other things, restrictions on marketing and other operations, mandatory asset dispositions and other forms of regulatory intervention. The financial statement impact, if any, of such regulatory actions cannot presently be determined.


21.    Subsequent Events
       Because of the recurring losses in the Company's core credit insurance business, in early 1996, the Company began evaluating alternatives to best serve the interests of its shareholders. The Company considered several alternatives, including the following: (1) the sale of its insurance operations, (2) the sale of its credit insurance marketing organization (with retention and ongoing administration of inforce business), (3) the sale of its auto auction business,
(4) the sale of the Company, (5) the reorganization of the Company or (6) the combination of the Company with another organization in the same or other lines of business. In January 1996, the Company engaged a financial advisor to assist in evaluating the many alternatives to maximize shareholder value. The Company subsequently solicited bids for both its credit and universal life insurance operations and its auto auction business.


    On October 30, 1996, the Company entered into an Agreement and Plan of Merger with LaSalle Group, Inc. ("LaSalle") and Consumers Acquisition Corp. ("CAC"), whereby CAC will be merged with and into the Company (the "Merger"). As the surviving corporation in the Merger, the Company will become a wholly-owned subsidiary of LaSalle. The Merger is subject to, among other things, the approval of insurance regulators in the four states in which the Company's insurance subsidiaries are domiciled and the approval of the Company's common shareholders. The Agreement and Plan of Merger provides that the holders of the Company's outstanding common stock will receive cash in the amount of $3.92 per share, subject to certain adjustments. The Company's 8 1/2% Convertible Preferred Stock will remain outstanding following the Merger, and the holders thereof will retain all of the rights and preferences which currently exist for such stock.

       On November 6, 1996, the Company sold the business and the related operating assets of Interstate to ADESA Pennsylvania, Inc., an unrelated third party, for cash of $4.85 million. Because the real estate and equipment which were sold to ADESA were pledged as collateral for the Company's two bank loans, at closing, approximately $1.7 million of the proceeds was used to repay the loans in full, resulting in the release of the liens on these properties as well as the release of all of the common stock of three of the Company's subsidiaries, which had also been held as collateral by the bank. The net proceeds received by Interstate from the sale, after deducting certain sales expenses, totaled $3.1 million. The after-tax gain realized from the sale was approximately $1.9 million. In connection with the sale, the Company provided the buyer with limited indemnifications with respect to certain potential environmental liabilities asserted within two years from the above-referenced closing date. The Company does not believe that these limited indemnifications will have a materially adverse effect on the Company's financial position or results of operations.

       On November 21, 1996, the Company signed a letter of intent to sell its North Carolina domiciled insurance subsidiary to Safeguard Health Enterprises, Inc., a specialized health care marketing company based in California, for cash equal to the subsidiary's regulatory capital and surplus on the closing date plus $416,000 for the subsidiary's state licenses. The Company is no longer marketing any insurance products through this insurance subsidiary. The Company plans to reinsure the existing insurance in-force of the subsidiary to a third-party insurer which will then retrocede the business back to the subsidiary's current insurance company parent. The transaction is conditioned upon the completion by Safeguard of its due diligence review, the signing of a definitive purchase agreement and the approval by insurance regulators in two states. Approval by the North Carolina Insurance Department is, in part, conditioned upon the redomestication of the subsidiary to another state which is satisfactory to the acquirer.

       On January 16, 1997, the Company signed a letter of intent with World Insurance Company ("World"), pursuant to which World will recapture the individual life insurance business previously assumed by the Company from World through a joint venture agreement. World will pay a recapture consideration to the Company equal to $1.2 million in exchange for the transfer to World of assets supporting the net statutory basis policy reserves for this business. The transaction is subject to the completion of due diligence by World and the execution of a recapture agreement. Although the sale will result in a $1.1 million increase in the regulatory surplus of the Company's principal insurance subsidiary, it will result in an after-tax operating loss to the Company of approximately $900,000, which will be reported in the financial statements in the fourth quarter of 1996.

        Effective July 31, 1996, the Company and its joint venture partner canceled an agreement whereby the companies shared in the profits or losses from the credit insurance business written by the Company in Pennsylvania, the Company's most profitable credit insurance state. As a result, on credit insurance premiums produced in Pennsylvania after July 31, the Company will now retain the profits or losses which were previously shared with the joint venture partner. As consideration for terminating the venture, the Company has agreed to pay its former partner $500,000 in cash at the time the Merger with LaSalle is consummated.

In the event the LaSalle Merger is not completed, any payment to the joint venture partner will be determined as follows: (a) if the Company enters into a transaction similar to the LaSalle transaction in which it is acquired by or merged with another entity, the parties have agreed to negotiate a mutually acceptable termination price; (b) if the Company enters into a transaction whereby, as part of a plan to terminate its insurance operations and sell all of its assets, it sells its credit insurance marketing organization to an unrelated third party, the Company has agreed to pay its former partner a prorata share of the proceeds, if any, it receives from the sale of the marketing organization.


    Effective July 31, 1996, the Company froze the benefits payable to participants under its defined benefit pension plan. As a result, future contributions to the plan, which have approximated $225,000 per year, will be substantially reduced, although certain contributions will continue to be made to eliminate the unfunded liability of approximately $389,000 which existed in the plan at December 31, 1995.

       On September 23, 1996, the Company, along with the other 50% co-owner of the Company's home office building, granted a 90-day option to purchase the property to an unrelated third party for an option price of $3.4 million. The option was subsequently extended for an additional 90 days until March 19, 1997. The sale of the building at the option price would result in no significant gain or loss to the Company.

       In October 1996, the Company was notified by the Pennsylvania Automotive Association (the "Association") that the Association had terminated its endorsement of the Company's credit insurance and service contract products. The Association had endorsed the Company's products to its Pennsylvania automobile dealer members since 1987. While the Company seeks such association endorsements in the states in which it operates, it does not believe the loss of the Pennsylvania endorsement will have a materially adverse impact on its future operating results, although the Company believes it could lose up to 15% of its Pennsylvania credit insurance premium revenues and service contract commission income.

                            QUARTERLY FINANCIAL DATA

                 (Not Covered by Independent Auditor's Report)

-------------------------------------------------------------------------------------------------------------------
                                                                                  1995
                                                      -------------------------------------------------------------
 (in thousands, except per share amounts)              1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                      -------------   -------------   -------------   -------------
Total revenues
  (before reinsurance ceded)                             11,115          12,630          12,738            9,949

Loss before income taxes                                   (414)            (40)           (232)          (1,317)
Net loss                                                   (395)            (91)           (213)            (902)
Net loss per common and
 common equivalent share                                  (0.19)          (0.08)          (0.12)           (0.39)
Net loss per common share -- assuming full dilution          --              --              --               --


                                                                                  1994
                                                      -------------------------------------------------------------
                                        )              1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                                                      -------------   -------------   -------------   -------------
Total revenues
  (before reinsurance ceded)                             11,541          14,449          13,470           10,895

Loss before gain on sale of life insurance business        (466)           (181)           (463)            (336)

Income (loss) before cumulative effect of
  change in accounting principle                           (541)           (170)           (621)             120

Cumulative effect of change in accounting principle         299

Net income (loss)                                          (242)           (170)           (621)             120

Net loss per common and common equivalent share           (0.13)          (0.11)          (0.27)            0.00

Net loss per common share -- assuming full dilution          --              --              --               --
-------------------------------------------------------------------------------------------------------------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of Ernst & Young LLP ("E&Y") serves as the Company's Independent Auditors from October 23, 1990 to November 26, 1996. On that date, E&Y advised the Company that it could no longer continue as the Company's independent public accountants, and that it could not perform the audit of the Company's 1996 financial statements. E&Y made this determination because it had provided certain financial advisory services to the Company in connection with the Company's efforts to sell or merge its business operations. These services, in E&Y's judgment, impaired the firm's independence as it relates to the Company's 1996 financial statements. E&Y further advised the Company that its independence with respect to the Company's 1995 financial statements was not impaired; however E&Y recommended that the Company retain new auditors to re-audit the 1995 financial statements to avoid any delays that might otherwise arise in the filing and review of a proxy statement covering the proposed merger of the Company with a subsidiary of LaSalle, or periodic reports to be filed thereafter.

     None of E&Y's reports on the Company's financial statements for the past two years contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. Further, during the two most recent fiscal years and the subsequent interim periods of 1996, there have been no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and no reportable events have occurred.

     E&Y 's decision that it could not perform the audit of the Company's
1996 financial statements was acknowledged by the Audit Committee of the Company's Board of Directors on November 26, 1996. On the same date, the Audit Committee acted to retain Arthur Andersen LLP to perform the audit of the Company's 1996 financial statements and the re-audit of the 1995 financial statements.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Board of Directors of the Company is divided into three (3) groups, with the directors in each group serving terms of three (3) years and until their successors are duly elected and qualified.

     Rev. Sterling P. Martz, a director with the Company since 1968, reached the mandatory age for retirement established by the Board of Directors on July 31, 1996. However, at its July 1996 meeting, the Board of Directors requested that Rev. Martz continue to serve as a Director until the merger with LaSalle is completed or the Company otherwise disposes of its business operations. The table below sets forth the period for which the following individuals have served as directors of the Company, the principal occupation or employment of each for the last five(5) years, other major affiliations and age as of March 1, 1996.

                                Principal Occupation for the
                                Past Five Years, Office (if
                                any) Held in the Company and     Director   Term
Name                            Other Information                 Since    Expires
(Age)
================================================================================
Leon A. Guida                   Retired, Former Co-Owner and      1986     1996
(71)                            General Manager, S & H Pontiac,
                                Harrisburg, PA

*James C. Robertson             Chairman of the Board,            1967     1996
(64)                            President and Chief Executive
                                Officer of the Company

*Sterling P. Martz              Retired Clergyman, Winfield, PA   1968     1996
(75)

**W. John Daub III              President, Brown-Daub, Inc.,      1993     1997
(58)                            Easton, PA; Director, National
                                Automobile Dealers Association;
                                Director, Pennsylvania Automotive
                                Association, Served as its
                                President in 1994-1995

*Edward J. Kremer               President, Hanna, Kremer &        1983     1997
(65)                            Tilghman Insurance, Inc.,
                                Salisbury, MD; Director and
                                Chairman of the Board, Delmar
                                Bancorp, Delmar, MD

John E. Groninger               President, John E.                1968     1998
(69)                            Groninger, Inc., Juniata Concrete,
                                Inc., Republic Development Corp.,
                                and Juniata Lumber & Supply Co.,
                                Mexico, PA; Director, Juniata
                                Valley Financial Corp.,
                                Mifflintown, PA

*Robert G. Little, Jr., D.V.M.  Partner, Little's Veterinary      1966     1998
(66)                            Hospital, Williamsport, PA;
                                Director, Bucktail Bank and
                                Trust Co., Williamsport, PA


*  Denotes Member of Executive Committee

** Resigned as a Director on April 23, 1996.

     The following information is provided as of March 1, 1996 for each executive officer of the Company and the principal executives of its subsidiaries. All of the executive officers listed also serve as executive officers of the life insurance subsidiaries. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

                       Name               Age          Office
                ==============================================================================
                James C. Robertson        64           President and Chief Executive Officer
                William J. Walsh, Jr.     53           Executive Vice President and  Chief
                                                       Operating Officer

                Ralph R. Byrnes           53           Senior Vice President-Automotive
                                                       Resource Division

                R. Fredric Zullinger      47           Senior Vice President, Chief Financial
                                                       Officer and Treasurer

     Mr. Robertson joined the Company in 1967 as General Counsel and was elected a director and President of the Company in 1968. Mr. Robertson currently serves as Chairman of the Board, President and Chief Executive Officer of the Company.

     Mr. Walsh joined the Company in 1976 as Vice President-Finance. He was appointed Executive Vice President and Chief Operating Officer of the Company in 1985 and currently serves in that capacity.

     Mr. Byrnes joined the Company in 1971 and was appointed Vice President-Credit Sales of the Company's life insurance subsidiary in 1974. Mr. Byrnes was appointed Senior Vice President of the Company's life insurance subsidiaries in 1986 and currently serves in that capacity.

     Mr. Zullinger joined the Company in 1977 as Vice President-Accounting of the Company's life insurance subsidiaries. He was appointed Treasurer of the Company in 1979, and Vice President and Chief Financial Officer in 1985. Mr. Zullinger currently serves as Senior Vice President, Chief Financial Officer and Treasurer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995, 1994 and 1993 of the Chief Executive Officer and the named executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                           SUMMARY COMPENSATION TABLE

         ----------------------------------------------------------------------
                                                  Annual         Long-Term
                                               Compensation     Compensation
                                               ------------     ------------

                                                                 Securities
          Name and Principal Position    Year     Salary (1)     Underlying
                                                              Options/SARS (2)
         ======================================================================
         James C. Robertson,             1995      $145,000            30,000
         Chairman, President and         1994       145,000
         Chief Executive Officer         1993       151,927
         --------------------------------------------------------------------
         William J. Walsh, Jr.,          1995      $114,000            25,000
         Executive Vice President and    1994       114,000
         Chief Operating Officer         1993       112,654
         --------------------------------------------------------------------
         Ralph R. Byrnes, Senior         1995      $109,500            25,000
         Vice President-Automotive       1994       109,500
         Resource Division               1993       109,500
         ----------------------------------------------------------------------

(1) While the Company has a bonus program, there have been no bonuses earned, even if deferred, since 1989.
(2) Represents award of stock options and stock appreciation rights ("SARS") made under the Company's 1989 Stock Incentive Plan ("1989 Plan"). The 1989 Plan was approved by the shareholders, and provides for the grant of both options that qualify as incentive stock options under the Internal Revenue Code and non-qualified (non-statutory) stock options. The option price is 100% of the fair market value on the date of grant and the maximum term to exercise the grant is six (6) years. The options have accompanying SARS which permit the holder to receive common stock or cash equal to the excess of the fair market value covered by the option over the option price. To the extent that accompanying SARS are exercised, the corresponding stock options are canceled and the shares subject to the option are charged against the maximum number of shares authorized under the 1989 Plan. When a stock option is exercised, the related SAR is likewise surrendered. All of the options listed in the table were granted in 1993 in place of an equal number of options that were awarded in May 1989 and subsequently canceled.

             PERSONNEL COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Personnel Committee of the Board of Directors (the "Committee") administers and approves all forms of compensation for the Chief Executive Officer ("CEO"), Executive Officers and other officers of the Company. The members of the Committee are independent, non-employee directors and review with the full Board all aspects of compensation. In addition to reviewing and evaluating the performance and compensation levels of the CEO and the other Executive Officers, the Committee considers management succession and the implementation and administration of the Company's various incentive plans, including the stock option and bonus plans.

Compensation Philosophy

     The compensation policy of the Company is based upon a belief that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. The Company relies to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. In March of each year the Committee, along with the CEO, review an annual salary plan for the Company's officers. The salary plan is developed with the assistance of the Company's Human Resources Department and is based on industry, peer group and national surveys along with performance judgments as to the past and expected future contributions of the individual officers. In addition, the Committee periodically is provided independent compensation reports from various consulting groups concerning salary competitiveness in its industry.

     The compensation for the CEO and the other Executive Officers consists of a base salary, potential annual bonuses and long-term stock option incentives. The Committee considers the total compensation for the CEO and each of the Executive Officers in establishing each element of compensation. Base salaries are fixed at levels competitive in the market compared to other comparably sized companies with officers having equal responsibilities engaged in similar businesses as the Company. The CEO and the other Executive Officers received no increase in salary in 1995. Annual bonuses and longer term stock option incentives are tied to the Company's success at achieving significant financial performance goals, as well as increasing shareholder value. Under the Company's bonus program, the CEO and the other Executive Officers are paid a percentage of their annual base salary as determined by pre-established increases to the Company's pre-tax earnings. No bonuses have been earned by the CEO and the other Executive Officers since 1989 because the criteria established by the Company for awarding bonuses has not been met. Grants of stock options with accompanying stock appreciation rights ("SARS") are used by the Company to retain and motivate the CEO and Executive Officers to improve the long-term stock market performance of the Company's common stock. In its decision to grant incentive stock options the Committee looks to the expected value of the Company's common stock during the period of time available to exercise the options. No stock options or SARS were granted by the Company to the CEO or the other Executive Officers during fiscal year 1995.

CEO Compensation

     In evaluating the performance and setting the incentive compensation of the CEO, James C. Robertson, the Committee has taken into consideration the Company's efforts to pursue opportunities to combine its operations with a larger, profitable strategic partner in order to achieve certain economies of scale while continuing to manage the Company as if independent, seeking to acquire blocks of credit insurance business in order to increase revenues and improve expense ratios. While the Company was not able to acquire any new blocks of credit insurance business during 1995, the Company was able to reduce its general expenses by over $1.2 million and plans general expense reductions of $770,000 in 1996.The base salary for Mr. Robertson has remained the same since 1991 and no bonuses were earned by Mr. Robertson during this time period as well.

     The Committee believes that the total compensation for Mr. Robertson during 1995 continued to be reasonable based upon Mr. Robertson's experience, leadership and contributions made to the Company and is comparable to similarly situated CEOs of other publicly traded companies in the credit insurance industry.

     This report is submitted by the Personnel Committee of the Company's Board of Directors.

                                            Leon A. Guida, Chairman
                                            John E. Groninger
                                            Rev. Sterling P. Martz

                      STOCK PRICE PERFORMANCE COMPARISON

     The graph below provides an indicator of the cumulative total shareholder returns for the Company as compared with NASDAQ Stock Index and a Peer Group (1).

                        COMPARATIVE FIVE-YEAR RETURN  *

            [COMPARATIVE FIVE-YEAR RETURN LINE CHART APPEARS HERE]

          *Assumes $100 invested on December 31, 1990 in the Company's common stock, NASDAQ Stock Index and Peer Group common stock. Total shareholder returns assume reinvestment of dividends.


(1) The peer group companies are primarily in the same segment of the insurance industry that market credit life and credit disability products to automotive dealers and other financial institutions. While none of the companies offer all of the products and services of the Company, each can be considered a competitor of the Company. The members of the peer group are as follows: ACCEL International Corporation, CNL Financial Corporation, American Bankers Insurance Group and US Life Corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 1, 1996, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.


    ------------------------------------------------------------------------------
                                                            Amount and
                                                            Nature of   Percent
                                                            Beneficial     of
    Title of Class    Name and Address of Beneficial Owner  Ownership    Class
    ==============================================================================
    Common            Consumers Financial Corporation          326,174    10.7 %
                      and Subsidiaries Employee Stock
                      Ownership Plan (ESOP)(1)
                      1200 Camp Hill By-Pass
                      Camp Hill, PA 17011

    Common            Consumers Life Insurance Company         384,361    12.68%
                      of North Carolina and Consumers
                      Reinsurance Company, affiliates of
                      Consumers Financial Corporation
                      1200 Camp Hill By-Pass
                      Camp Hill, PA 17011

    Common            James C. Robertson (2)                   146,655     5.3 %
                      1200 Camp Hill By-Pass
                      Camp Hill, PA 17011
    ------------------------------------------------------------------------------

(1) The Company's Employee Stock Ownership Plan is an employee benefit plan which is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Participating employees of the Company have the power to vote the shares allocated to them under the Plan. The Trustees of the Plan have discretionary investment powers including the power to dispose of the shares.
(2) Includes 66,821 shares for which Mr. Robertson has sole investment and voting power, 43,115 shares for which he has voting power as to shares held for him in the Employee Stock Ownership Plan, and 30,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.

     The following table sets forth as of March 1, 1996, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director; (b) each executive officer who is not a director; and (c) all directors and executive officers as a group.



                                                Amount and
                                                Nature of        Percent
Title of            Name of                     Beneficial       of
Class               Beneficial Owner            Ownership (1)    Class
=========================================================================
                               (a)
Common              Daub III, W. John             11,000          *

Common              Groninger, John E.            75,379 (2)      2.4
8 1/2% Preferred                                  22,410 (3)      4.1

Common              Guida, Leon A.                 3,000          *

Common              Kremer, Edward J.              1,607          *

Common              Little, Jr., Robert G.         9,143 (4)      *
8 1/2% Preferred                                     218 (4)      *

Common              Martz, Sterling P.             4,000 (4)      *
8 1/2% Preferred                                   1,400 (4)      *

Common              Robertson, James C.          146,655 (5)      5.3
8 1/2% Preferred                                   5,235 (6)      1.1

                               (b)
Common              Byrnes, Ralph R.              73,030 (7)      2.4

Common              Walsh, Jr., William J.        62,811 (8)      2.1

Common              Zullinger, R. Fredric         54,521(9)       1.8

                               (c)
Common              Directors and Executive      441,146 (10)    14.6
8 1/2% Preferred    Officers as a Group (10       28,563          5.9
                    individuals)

                                                      * Denotes less than 1%

(1) Except where otherwise indicated, the beneficial owner of the shares exercises sole voting and investment power.
(2)  Includes 42,542 shares owned by Mr. Groninger's wife.
(3)  Includes 1,000 shares owned by Mr. Groninger's wife.
(4) Shared investment and voting power with their wives for the shares indicated.
(5) Includes 66,821 shares for which Mr. Robertson has sole investment and voting power, 43,115 shares for which he has voting power as to shares held for him in the Employee Stock Ownership Plan, and 30,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.
(6) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.
(7) Includes 31,717 shares for which Mr. Byrnes has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.
(8) Includes 21,282 shares for which Mr. Walsh has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.
(9) Includes 14,833 shares for which Mr. Zullinger has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.
(10) Includes 105,000 shares which the executive officers as a group have a right to acquire through the exercise of stock options and stock appreciation rights.

     During the year ended December 31, 1995, Consumers Reinsurance Company, a subsidiary of the Company, acquired 8,636 shares of the Company's common stock but failed to file with the Securities and Exchange Commission on a timely basis two (2) reports on Form 4 as required by Section 16(a) of the Securities Exchange Act of 1934, as amended. However, a Form 5 which reported two (2) acquisitions on two (2) separate dates during 1995 was timely filed with the Securities and Exchange Commission on February 9, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     One of the Company's directors, W. John Daub III, is affiliated with automobile dealerships that are master group policyholders of a life insurance subsidiary of the Company. Those dealerships receive commissions from the subsidiary in connection with credit insurance they sell. All commissions paid to the dealerships affiliated with Mr. Daub are at rates comparable with commissions paid to other non-affiliated parties. Total commissions on credit insurance business paid by the subsidiary to the dealerships affiliated with Mr. Daub during 1995 were $105,104.

     In June 1989, the Daub Trust, a trust controlled by W. John Daub III, a director of the Company, purchased a reinsurance company from a life insurance subsidiary of the Company for $155,000, its book value at that time. The Daub Trust paid $55,000 in cash and gave the subsidiary a Note for $100,000, repayable with interest at a rate which varies with the rate of interest earned by the reinsurance company on its certificate of deposit investments. On December 31, 1989, the subsidiary advanced to the Daub Trust an additional $12,000, increasing the total outstanding loan to $112,000. The terms of the Note are substantially the same as those which would have been offered to other non-affiliated parties at that time. The loan is expected to be repaid from profits developed by the reinsurance company. The subsidiary holds all of the outstanding stock of the reinsurance company as collateral for the loan. The loan balance at March 1, 1996, remains at $112,000 as no principal payments have been made. On April 23, 1996, Mr. Daub resigned as a Director of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

a)   Listing of Documents filed:

     1.       Financial Statements (included in Part II of this report)

              Report of Independent Auditors
              Consolidated Balance Sheets-December 31, 1995 and 1994 Consolidated Statements of Operations - Years Ended December 31,
                 1995, 1994 and 1993
              Consolidated Statements of Shareholders' Equity - Years Ended
                 December 31, 1995, 1994 and 1993
              Consolidated Statements of Cash Flows - Years Ended December 31,
                 1995, 1994 and 1993
              Notes to Consolidated Financial Statements

     2.       Financial Statement Schedules (included in Part IV of this report):

              (II)    Condensed Financial Information of Registrant
              (III)   Supplementary Insurance Information
              (IV)    Reinsurance
              (V)     Valuation and Qualifying Accounts

              Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is set forth in the financial statements or notes thereto.

     3.       Exhibits:

              (11) Statement regarding Computation of Earnings Per Common Share

              (18) Letter regarding change in accounting principles
              (21) Subsidiaries of Consumers Financial Corporation

b)   Reports on Form 8-K:

No reports have been filed on Form 8-K for the fourth calendar quarter of 1995. On November 13, 1996, the Company filed a Form 8-K with respect to (1) the Agreement and Plan of Merger entered into between the Company, LaSalle Group, Inc. and a subsidiary of LaSalle, and (2) the sale of the operating assets and business of Interstate

Auto Auction, Inc. On December 4, 1996, the Company filed a Form 8-K regarding the change in the Company's certifying accountants from Ernst & Young LLP to Arthur Andersen LLP.

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

--------------------------------------------------------------------------------
(in thousands)

            Assets                              1995             1994
--------------------------------------------------------------------------------
Investments, other than
   investments in affiliates:
     Short-term investments                                        $3
     Other invested assets                       $72               69
                                         -----------       ----------
                                                  72               72

Cash                                             228               90
Investments in affiliates                     12,672           12,883
Indebtedness of affiliates                     4,899            4,924
Receivables                                                         7
Property and equipment, net of
   accumulated depreciation                       35               65
Other assets                                     110              563
                                         -----------       ----------
                                             $18,016          $18,604
                                         ===========       ==========




Liabilities, Redeemable Preferred
Stock and Shareholders' Equity                  1995             1994
--------------------------------------------------------------------------------
Liabilities:
     Note payable                             $1,159           $2,209
     Indebtedness to affiliates                  425              415
     Dividend payable                            114               36
     Income taxes                                559              588
     Miscellaneous                                88              130
                                         -----------       ----------
Total liabilities                              2,345            3,378
                                         -----------       ----------

Redeemable preferred stock:
     Series A, 8 1/2% cumulative
          convertible                          4,657            4,621
                                         -----------       ----------

Shareholders' equity:
     Common stock                                 30               31

     Capital in excess of stated value         8,016            8,129
     Equity in net unrealized
          appreciation (depreciation)
          of debt and equity securities
          of subsidiaries                        705           (1,952)

     Retained earnings                         3,688            5,734

     Treasury stock                           (1,425)          (1,337)
                                         -----------       ----------
Total shareholders' equity                    11,014           10,605
                                         -----------       ----------
                                              18,016           18,604
                                         ===========       ==========

                   See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                             1995                1994                1993
--------------------------------------------------------------------------------------------------------------------------

Revenues:
     Net investment income                                                   $5                 $37                  $4
     Other income                                                            16                   1                  28
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                               21                  38                  32
--------------------------------------------------------------------------------------------------------------------------

Expenses:
     Amortization of deferred acquisition costs (including
          write-off of $746 in 1994)                                                            825                  93
     General expenses                                                       221                 291                 309
     Taxes, licenses and fees                                                14                  21                  20
     Interest                                                               145                 203                 314
--------------------------------------------------------------------------------------------------------------------------
Total expenses                                                              380               1,340                 736
--------------------------------------------------------------------------------------------------------------------------

Loss before income taxes                                                   (359)             (1,302)               (704)
Income taxes                                                                210                 184                 491

Loss before equity in income (loss) of
     unconsolidated subsidiaries                                           (569)             (1,486)             (1,195)
Equity in income (loss) of unconsolidated subsidiaries                   (1,032)                274                 380
--------------------------------------------------------------------------------------------------------------------------

Loss before equity in cumulative effect of change
     in accounting principles of unconsolidated subsidiaries             (1,601)             (1,212)               (815)

Equity in cumulative effect of change in accounting
     principles of unconsolidated subsidiaries                                                  299                (710)
--------------------------------------------------------------------------------------------------------------------------

Net Loss                                                                ($1,601)              ($913)            ($1,525)
==========================================================================================================================

                   See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                              1995            1994            1993
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                            ($1,601)          ($913)        ($1,525)
-------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
          Amortization of deferred acquisition costs                                         825              93
          Income taxes                                                       (29)             20             219
          Receivables and agents balances                                     31              19              (8)
          Other liabilities                                                   47              59            (267)
          Equity in loss (income) of unconsolidated subsidiaries           1,736             897            (118)
          Amortization of intangibles                                        217             420             584
          Equity in cumulative effect of change in accounting
               principles of unconsolidated subsidiaries                                    (299)            710
          Other                                                              483            (133)             (6)
-------------------------------------------------------------------------------------------------------------------
               Total adjustments                                           2,485           1,808           1,207
-------------------------------------------------------------------------------------------------------------------

     Net cash provided by (used in) operating activities                     884             895            (318)
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of investments                                                  (3)            (14)             44
     Maturity of investments                                                   3                             260
     Investments in affiliates                                               827             588           3,385
     Purchase of property and equipment                                                       (1)            (15)
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                               827             573           3,674
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments on debt                                           (1,050)           (900)         (2,878)
     Purchase of treasury stock                                             (114)            (38)
     Cash dividends to shareholders                                         (409)           (547)           (559)
-------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                                (1,573)         (1,485)         (3,437)
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                              138             (17)            (81)

Cash at beginning of year                                                     90             107             188
-------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                         $228             $90            $107
===================================================================================================================

                   See notes to condensed financial statements

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

2. Cash dividends received from subsidiaries in 1995, 1994 and 1993 amounted to $827,000, $600,000 and $2,765,000, respectively.

3. The Company files a consolidated Federal income tax return with its non-life insurance company subsidiaries and with its consolidated life insurance company subsidiaries, except for Consumers Reinsurance Company, which files a separate return. Taxes are allocated proportionately to each subsidiary within the consolidated group. Tax expense is allocated to those subsidiaries reporting taxable income, while a tax benefit is allocated to those companies reporting a taxable loss.

4. The 1993 condensed financial statements have been restated to properly reflect certain intercompany transactions between Consumers Financial Corporation and its unconsolidated subsidiaries.

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------
(in thousands)
                                           Deferred                                  Other policy
                                            policy         Future                     claims and      Premium          Net
                                         acquisition       policy       Unearned       benefits      and other     investment
              Segment                       costs         benefits      premiums        payable       revenue        income
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (1)            (2)
Year ended December 31, 1995:
-----------------------------
     Automotive Resource Division           $17,642        $10,411       $57,943         $2,448        $21,278        $2,231
     Individual Life Insurance Division       4,284         26,171                          403          2,413           522
     Auto Auction Division                                                                               3,200            21
     Other (3)                                                                                              16             5
------------------------------------------------------------------------------------------------------------------------------
          Total                             $21,926        $36,582       $57,943         $2,851        $26,907        $2,779
==============================================================================================================================
Year ended December 31, 1994:
-----------------------------
     Automotive Resource Division           $16,878        $10,415       $56,551         $2,059        $20,519        $2,868
     Individual Life Insurance Division       4,777         28,194                          789          5,524         2,086
     Auto Auction Division                                                                               3,294            10
     Other (3)                                                                                               1            10
------------------------------------------------------------------------------------------------------------------------------
          Total                             $21,655        $38,609       $56,551         $2,848        $29,338        $4,974
==============================================================================================================================
Year ended December 31, 1993:
-----------------------------
     Auto Resource Division                 $13,899        $12,051       $54,923         $2,475        $21,822        $3,383
     Individual Life Insurance Division      17,130         42,342                          773          7,205         2,263
     Auto Auction Division                                                                               2,317            11
     Other (3)                                                                                              28           (10)
------------------------------------------------------------------------------------------------------------------------------
          Total                             $31,029        $54,393       $54,923         $3,248        $31,372        $5,647
==============================================================================================================================

-------------------------------------------------------------------------------------------
(in thousands)                                                 Amortization
                                                               of deferred
                                                   Death         policy
                                                 and other     acquisition     Operating
              Segment                            benefits         costs        expenses
-------------------------------------------------------------------------------------------
                                                                              (2)
Year ended December 31, 1995:
-----------------------------
     Automotive Resource Division                $10,267         $10,154        $5,098
     Individual Life Insurance Division           (2,894)            580           742
     Auto Auction Division                                                       2,426
     Other (3)                                                                     443
-------------------------------------------------------------------------------------------
          Total                                   $7,373         $10,734        $8,709
===========================================================================================
Year ended December 31, 1994:
-----------------------------
     Automotive Resource Division                 $8,877         $10,388        $4,972
     Individual Life Insurance Division            1,352           1,533         2,521
     Auto Auction Division                                                       2,807
     Other (3)                                                                     534
-------------------------------------------------------------------------------------------
          Total                                  $10,229         $11,921       $10,834
===========================================================================================
Year ended December 31, 1993:
-----------------------------
     Auto Resource Division                      $10,288         $11,174        $5,864
     Individual Life Insurance Division            1,765           2,727         3,716
     Auto Auction Division                                                         952
     Other (3)                                                                     651
-------------------------------------------------------------------------------------------
          Total                                  $12,053         $13,901       $11,183
===========================================================================================

(1)  Excludes realized investment gains.
(2) Allocations of net investment and other operating expenses are based on various assumptions and estimates. The results would change if different assumptions and estimates or a different method were to be used.
(3)  Represents operations of Consumers Financial Corporation

                                   SCHEDULE IV
                                   REINSURANCE

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
       (in thousands)                                                                                                    Percentage
                                                                     Ceded to        Assumed                             of amount
                                                      Gross            other       from other              Net            assumed
                    Segment                          amount          companies      companies            amount           to net
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (a)            (a)

Year ended December 31, 1995:
----------------------------
     Life insurance in-force                         $1,820,872       $947,363       $311,201           1,184,710           26.3%
                                               =====================================================================================

     Net premium income and policy charges:
          Credit insurance                              $31,720        $12,628           $327             $19,419            1.7%
          Individual life insurance                       2,726          2,845          2,350               2,231          105.3%
          Warranty                                                                        394                 394          100.0%
------------------------------------------------------------------------------------------------------------------------------------
                                                        $34,446        $15,473         $3,071             $22,044           13.9%
====================================================================================================================================
Year ended December 31, 1994:
----------------------------
     Life insurance in-force                         $1,911,119     $1,184,134       $354,800          $1,081,785           32.8%
                                               =====================================================================================
     Net premium income and policy charges:
          Credit insurance                              $31,120        $13,267         $1,173             $19,026            6.2%
          Individual life insurance                       2,668            908          3,512               5,272           66.6%
          Warranty                                                                        278                 278          100.0%
------------------------------------------------------------------------------------------------------------------------------------
                                                        $33,788        $14,175         $4,963             $24,576           20.2%
====================================================================================================================================
Year ended December 31, 1993:
----------------------------
     Life insurance in-force                         $1,921,677       $894,119       $567,653          $1,595,211           35.6%
                                               =====================================================================================
     Net premium income and policy charges:
          Credit insurance                              $30,835        $13,313         $3,130             $20,652           15.2%
          Individual life insurance                       3,713            927          3,853               6,639           58.0%
          Warranty                                                                        227                 227          100.0%
------------------------------------------------------------------------------------------------------------------------------------
                                                        $34,548        $14,240         $7,210             $27,518           26.2%
====================================================================================================================================

(a)     Includes premiums for credit insurance ceded and assumed on earned basis

                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------------------------------------
          (in thousands)                                                        Additions
                                                                           -------------------------
                                                                                          Charged to
                                                                                             to                             Balance
                                                            Balance at     Charged to       other                              at
                                                            beginning       costs and      accounts,     Deductions,         end of
                    Description                             of period       expenses       describe       describe           period
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995:
----------------------------
     Provision for permanent decrease in market value of:
          Equity securities                                      $15                                                           $15
          Mortgage loans                                         200                                         $100/(a)/         100
     Provision for uncollectible receivables                   1,091             $79                           77/(b)/       1,093
     Real estate                                                 300             193                                           493
------------------------------------------------------------------------------------------------------------------------------------
                                                              $1,606            $272                         $177           $1,701
====================================================================================================================================

Year ended December 31, 1994:
----------------------------
     Provision for permanent decrease in market value of:
          Equity securities                                      $19                                           $4/(c)/         $15
          Mortgage loans                                         670            $135                          605/(a)/         200
     Provision for uncollectible receivables                   1,020             149                           78/(b)/       1,091
     Real estate                                                  20             300                           20/(d)/         300
------------------------------------------------------------------------------------------------------------------------------------
                                                              $1,729            $584                         $707           $1,606
====================================================================================================================================

Year ended December 31, 1993:
----------------------------
     Provision for permanent decrease in market value of:
          Equity securities                                      $19                                                           $19
          Mortgage loans                                         223            $275          $172/(e)/                        670
     Provision for uncollectible receivables                     985             186                         $151/(b)/       1,020
     Real estate                                                                  20                                            20
------------------------------------------------------------------------------------------------------------------------------------
                                                              $1,227            $481          $172           $151           $1,729
====================================================================================================================================

/(a)/    Loans transferred to real estate through foreclosure
/(b)/    Write-off of bad debts against reserve
/(c)/    Write-off of worthless securities against reserve
/(d)/    Write-off of reserve for properties sold
/(e)/ Reclassification of mortgage loan previously transferred to real estate as "in-substance foreclosure"

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS FINANCIAL CORPORATION




By:          /s/ James C. Robertson
       -----------------------------------
         Chairman of the Board and President



Date:  January 28, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                                Title                         Date
           ---------                                -----                         ----
/s/     James C. Robertson                  Director, President and         January 28, 1997
--------------------------------------        Chairman of the Board
                                              (Chief Executive Officer)

/s/     William J. Walsh, Jr.               Executive Vice President        January 28, 1997
--------------------------------------        (Chief Operating Officer)

/s/     R. Fredric Zullinger                Senior Vice President and       January 28, 1997
--------------------------------------        Treasurer
                                              (Chief Financial Officer)

/s/     John E. Groninger                   Director                        January 28, 1997
--------------------------------------

/s/     Leon A. Guida                       Director                        January 28, 1997
--------------------------------------

/s/     Edward J. Kremer                    Director                        January 28, 1997
--------------------------------------

/s/     Robert G. Little, Jr., D.V.M.       Director                        January 28, 1997
--------------------------------------

/s/     Rev. Sterling P. Martz              Director                        January 28, 1997
--------------------------------------