Form 10-K
period 1996-12-31
CONSUMERS FINANCIAL CORP
filed 1997-04-03
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

< X >Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange
Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

    Based on the closing price on March 1, 1997, the aggregate market value of common stock held by non-affiliates of the registrant was $9,625,839.

    The number of outstanding common shares of the registrant was
2,610,397 as
of March 1, 1997.                                     PART I

ITEM 1. BUSINESS
                                     GENERAL

   Consumers Financial Corporation (the "Company") is an insurance holding company which, through its subsidiaries, is a leading provider of credit life and credit disability insurance in the Middle Atlantic region of the United
States. The Company also owns and administers a small block of universal life insurance business, but no longer markets those products. The insurance subsidiaries are licensed in 33 states and the District of Columbia and currently conduct the majority of their business in the states of Pennsylvania,
Delaware, Maryland, Nebraska, Ohio and Virginia. Credit insurance, which accounted for $30 million, or 88%, of the Company's total premium revenues in
1996, is marketed primarily through approximately 900 automobile dealers. In connection with its credit insurance operations, the Company also markets, as an agent, an automobile extended service warranty contract and, until mid-1996, assumed through reinsurance, certain underwriting risks on a small block of warranty business. Universal life insurance, which accounted for $3.7 million of premium and policy charge revenues, or 11% of the Company's total premiums and policy charges in 1996, was marketed, until 1992, through general agents, p e rsonal producing general agents and independent brokers. Additional information regarding the termination of marketing activities in the Individual
Life Division and the sale of the majority of the Division s in-force business appears below under "Operations."

    The  Company, through its wholly-owned subsidiary, Interstate
Auto Auction,
Inc. ("Interstate"), has also conducted wholesale and retail automobile
auctions
of used vehicles for automobile dealers, banks and leasing
companies. See Note
5
of the Notes to Consolidated Financial Statements appearing elsewhere in the
Form 10-K for a discussion of the sale of the operating assets of Interstate in
November 1996 for cash in the amount of $4.85 million.

  The Company was formed in 1966 as 20th Century Corporation (a Pennsylvania business corporation) and adopted its present name on May 30, 1980. The Company operates through its wholly-owned subsidiaries, principally Consumers Life
Insurance  Company  (a  Delaware  life  insurance  company) (
Consumers Life ),
Consumers Car Care Corporation (a Pennsylvania business corporation) and, until late 1996, Interstate (a Pennsylvania business corporation). Consumers Life
Insurance Company of North Carolina (a North Carolina life insurance company) and Investors Fidelity Life Assurance Corp. (an Ohio life insurance company) are subsidiaries of Consumers Life Insurance Company.

    T h e term "Company" when used herein refers to Consumers Financial
Corporation and its subsidiaries unless the context requires otherwise. The
Company's  executive  offices are located at 1200 Camp Hill
By-Pass, Camp Hill,
Pennsylvania 17011. Its telephone numbers are (717) 761-4230 and (800) 933-
3018.

    The  Company  has  historically  operated  in  three industry segments: the
Automotive Resource Division, which markets credit insurance and other products
and services to its automobile dealer customers, the Individual
Life Insurance
Division  and  the Auto Auction Division. These segments exclude the corporate
activities  of  Consumers  Financial  Corporation  which  are insignificant in
relation  to  the  three  segments. The  Automotive Resource segment consists
principally  of  credit  life  and  credit  disability insurance which is sold
primarily through automobile dealers and, to a limited extent, through banks
and
other  financial  institutions. This segment also generates
commission revenues
on  sales  of  automobile  warranty  contracts  and revenues from other related
products  and  services.    The Individual Life segment
emphasized the sale of
universal life products which were introduced in 1985, and had previously marketed whole-life, term, endowment and annuity products. Until its sale in
1996, the Auto Auction segment operated an automobile auction of used vehicles for automobile dealers, banks and leasing companies. Both the individual life insurance and the auto auction segments have been presented as discontinued operations in the Company's consolidated financial statements. See Note 5 of the
Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-
K.

    In  March  1992,  the  Company  announced  its  decision  to terminate the
operations  of  its  Individual  Life  Insurance  Division. The
phase-out plan
included  discontinuing  the  sale  of  insurance  policies and the sale of the
Company s existing block of individual business. Effective
October 1, 1992, the
Company  sold  its  block  of  whole  life,  term  and  annuity products to an
unaffiliated  insurer  but  continued to administer the block of universal life
policies.    As  of  December  31, 1994, the Company sold its
in-force block of
direct universal life insurance business to an unaffiliated
insurer. As part of
that  transaction, the Company irrevocably assigned to the same insurer, all of
its  right,  title and interest to a block of universal life business which had
been  assumed  previously  from  another  unaffiliated  insurer.
The Company
continued  to  administer  these blocks of universal life
business until May 1,
1995. The Company continues to own and administer an assumed block of universal
life  business  issued  by  an unaffiliated insurer. In March
1997, the Company
signed  a definitive agreement with the direct writer whereby that company will
recapture  this business and pay the Company a recapture
consideration of $1.05
million.    See  Note  21  of  the  Notes  to Consolidated
Financial Statements
appearing elsewhere in this Form 10-K for further information regarding this transaction.

    In  March  1996,  the  Company  announced  that it had
retained a financial
advisor  to  assist management in evaluating various alternatives to best serve
the  interests of its shareholders.  The recent losses incurred in the Company s
core  credit  insurance  operation  lead  to  this  action in order to preserve
shareholder value. The various alternatives which were considered include the
sale of the insurance operations (either the existing business and the
marketing
organization  or  only the marketing organization), the sale of the auto
auction
business,  the  sale  of the entire Company or a combination of the Company
with
another  organization.    During  1996, the Company  solicited
bids for both
the
insurance  operations  and  the  auto  auction  business.   In
October 1996,
the
Company  entered  into  a merger agreement (the  Merger Agreement
) with
LaSalle
Group, Inc., pursuant to which the Company will become a
wholly-owned
subsidiary
of  LaSalle.    This  transaction,  which  was approved by the
Company s common
shareholders on March 25, 1997, is subject to the approval of various state insurance department regulators. See Note 4 of the Notes to Consolidated
Financial Statements appearing elsewhere in this Form 10-K for additional information with respect to this matter.

The following table sets forth for the periods indicated the contribution to revenues, which are comprised of premiums written (before reinsurance ceded), policy charges, net investment income, realized investment gains and other revenues, of each of the product lines within the Company's remaining industry segment. Information relating to the discontinued individual life insurance and auto auction segments has been excluded.

                                                        Years
Ended December 31,

 (in thousands)                                  1996
1995              1994

 Automotive Resource Division

      Credit Insurance:
           Life                                 $13,542
$14,742           $15,444

           Disability                            18,923
20,973            21,739

      Warranty contracts                          1,191
1,684             1,647
      Other products and services                    87
129               170

                                                 33,743
37,528            39,000


 Corporate                                           19
 21                10



 Net realized investment losses-
      not allocated                                (160)
(120)             (476)


 Total revenues (before
    reinsurance ceded)                          $33,602
$37,429           $38,534


The following table sets forth for the periods indicated the contribution to pre-tax income (loss) of each of the product lines within the Company s remaining industry segment. Information relating to the discontinued individual life insurance and auto auction segments has been excluded.

                                                         Years
Ended December 31,

 (in thousands)                                  1996
 1995             1994
 Automotive Resource Division:

      Credit insurance:

           Life                                   ($577)
($1,094)         ($1,059)
           Disability                            (1,996)
 (1,511)          (1,422)

      Warranty contracts                             31
    219              321

      Other products and services                    42
     (6)             (22)
                                                 (2,500)
 (2,392)          (2,182)



 Corporate                                         (874)
   (307)            (401)

                                                 (3,374)
 (2,699)          (2,583)


 Realized investment losses                        (160)
   (120)            (476)


 Pre-tax loss from continuing operations        ($3,534)
($2,819)         ($3,059)


                                           OPERATIONS

    The Company's principal subsidiaries, which are engaged in the credit insurance and, until 1992, the individual life insurance business, are
Consumers
Life Insurance  Company, Consumers Life Insurance Company of
North Carolina and
Investors Fidelity Life Assurance Corp. Together these companies are licensed in 33 states and the District of Columbia. As noted in Item 1.
- General, the
Company disposed of a significant portion of its individual life insurance business in October 1992 and December 1994 and, in March 1997, entered into an agreement to dispose of its remaining individual life business.

   The following table sets forth the amounts of life insurance in force at the dates indicated:

                                                      December
31,

 (in thousands)                       1996                1995
           1994

 Direct and assumed:

      Credit                        $1,418,853         $1,434,897
        $1,427,252

      Individual life                  596,690            697,176
           838,667
                                     2,015,543          2,132,073
         2,265,919

 Reinsurance ceded                    (927,916)
(947,363)         (1,184,134)


 Net in force                       $1,087,627         $1,184,710
        $1,081,785



   For information concerning future policy benefits and unearned premiums, see
Notes  1  and  10  of  the Notes to Consolidated Financial
Statements appearing
elsewhere  in  this  Form 10-K. Reserves for life insurance are developed using
generally  accepted  actuarial  principles  which  are widely recognized in the
insurance  industry.   Methods of developing credit disability
insurance claims
reserves vary widely in the industry. The Company's methods of establishing credit disability claims reserves are based on its prior claims experience.
During the last three years, the difference between actual claims on credit disability policies and amounts reserved has not been significant.

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


   In April 1996, the Company discontinued marketing its credit insurance products in the state of North Carolina as a result of continued losses on that business. Written premiums in North Carolina were $327,000 in 1996 and $1.8 million in 1995. Certain credit insurance accounts in Virginia were also cancelled in 1996 because of unprofitable results. Those accounts produced premium revenues of $914,000 and $1,434,000 in 1996 and 1995, respectively.  In
July 1995, the Company discontinued marketing credit insurance in Kentucky.
Written premiums in that state were $844,000 in 1995.

    The Company's  success  in  selling  credit  insurance  is dependent  upon
establishing  and  maintaining favorable relationships with
automobile dealers.
To  accomplish these goals, the Company provides finance and insurance training
programs  which assist  dealers  in arranging financing and
increasing sales of
credit  insurance; it  offers certain dealers the opportunity to participate in
profits  of the credit insurance business generated by them
through reinsurance
arrangements; and  it  provides  administrative  support  and claims  handling
procedures  to dealers.    The  Company also seeks the
endorsement of local and
s t a t e  automobile  dealer  and  other  credit  insurance producing  member
associations.   In  that regard, during 1996, the Company lost
the Pennsylvania
Automotive Association  endorsement  which it held since 1987.
The Company does
not  believe the  loss  of  the Pennsylvania endorsement will have a materially
adverse impact  on  its  future  operating  results,  although the loss of the
endorsement could result in the loss of up to 15% of the Company
s Pennsylvania
credit  insurance premium  revenues  and service contract
commission income. To
assist  the Company in developing dealer relationships, the
Company employs two
home  office sales managers, one  finance and insurance training specialist and
16  salaried field  representatives  who  solicit  and  service accounts.  The
Company's  dealer relationships may be terminated by the Company or the dealers
at  any  time without  penalty.    In addition to its direct
sales efforts, the
Company also purchases closed blocks of credit insurance from unaffiliated companies and administers the purchased business until all coverages expire.

    The credit insurance business is the major source of the
Company's revenues
and,  until 1991,  provided  the majority of its profits as well.
As indicated
above,  approximately 88%  of  the  Company's premium revenues during 1996 were
derived  from  its  credit insurance  business.    Automobile
sales account for
substantially all of the credit insurance sold by the Company, and have been
and
will continue  to  be  affected, directly and indirectly, by automobile prices,
interest  rates, the  availability  of  consumer  credit  and general economic
conditions.    The credit  insurance industry and the Company s
credit business
have both been adversely affected in recent years by the increase in the number of automobiles which are leased instead of purchased. This is principally due to the lack of availability of approved credit insurance products applicable to leases and to a reluctance on the part of automobile dealers to emphasize the sale of credit insurance products on lease transactions. The Company has credit insurance products available for lease transactions in most of the states in which it actively markets.

   Effective July 31, 1996, the Company and its joint venture partner cancelled an agreement whereby the companies shared in the profits or losses from the credit insurance business written by the Company in Pennsylvania, the Company s most profitable credit insurance state. As a result, on credit insurance premiums produced in Pennsylvania after July 31, the Company will now retain the profits or losses which were previously shared with the joint venture partner.
As consideration for terminating the venture, the Company has agreed to pay its former partner $500,000 in cash at the time the merger with LaSalle is consummated. In the event the LaSalle merger is not completed, any payment to the joint venture partner will be determined under a separate calculation.

   The Company's ability to retain credit insurance premiums written is limited by applicable statutory surplus requirements. For this reason, the Company reinsures substantial percentages of its credit insurance premiums on a written basis under quota share agreements with unaffiliated insurance companies. These reinsurance agreements provide statutory surplus relief, thereby increasing the
Company's capacity to write credit insurance. An effect of this reinsurance is, however, to reduce the profit that the Company might otherwise realize on its credit insurance business. The agreements contain an experience adjustment computation which results in the ultimate cost of this reinsurance being a stated percentage of the amount of statutory surplus provided. Security funds are maintained by the Company in amounts which are generally proportional to the ceded unearned premiums. This reinsurance does not discharge the Company's primary liability as the original insurer. See Note 20 of the Notes to
Consolidated Financial Statements appearing elsewhere in this Form 10-K for information concerning certain regulatory matters involving these reinsurance treaties.

  The Company also markets, in an agency capacity, extended
service automobile
warranty  products  through  its  wholly-owned  subsidiary,
Consumers Car Care
Corporation.     These  products  are  underwritten  by
unaffiliated insurance
companies,  administered  by  unaffiliated  third party
administrators and sold
primarily  through  automobile  dealers,  who  also sell  the
Company's credit
i n surance.    Until  mid-1996,  the  Company  also assumed,
through  another
subsidiary, a portion of the risks on these extended service contracts pursuant to a reinsurance arrangement with one of the unaffiliated insurers who underwrite the business. Other related products and services are also offered to the Company's automobile dealer customers.

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

   Effective December 31, 1994, the Company coinsured its direct universal life business and irrevocably assigned all its right, title and interest in a block of assumed universal life business (coinsured from AMEX Life Assurance Company on a 90% quota share basis) to American Merchants Life Insurance Company,
Jacksonville, Florida, for $5.5 million. The Company continued to provide all policyholder administrative functions for this business pursuant to a service agreement until May 1, 1995.

    The Company had experienced continuing losses in its individual life operation due to insufficient premium levels to support the cost of operations.
With the sale of the direct universal life business and the AMEX business to
American Merchants  and the termination of operations of CLMC
Insurance Agency,
Inc. (a general agency which marketed life insurance and annuity products through unaffiliated insurers), significant reductions were made in various direct and indirect costs. Although the remaining block of assumed universal life business has generally been profitable, the Company has signed an agreement with the direct writer of the business whereby the direct writer will recapture the business effective January 1, 1997 and pay the Company a recapture consideration of $1.05 million. See Note 21 of the Notes to Consolidated
Financial Statements appearing elsewhere in this Form 10-K for additional information regarding this transaction.

    As a result of the agreement to dispose of the remaining insurance business of the individual life insurance division, the operating results of this segment have been presented as discontinued operations in the Consolidated Financial
Statements appearing elsewhere in this Form 10-K.

Auto Auction DIVISION
As indicated  previously,  the business and the related operating assets of
Interstate  were sold in November 1996 for cash of $4.85 million.
See Note 5 of
the Notes to Consolidated Financial Statements appearing
elsewhere in this Form
10-K for further information concerning the sale and its impact on the
Company s
operating results.  Prior  to  the  sale,    Interstate
conducted    wholesale
automobile auctions  of  used  vehicles at its facility in
Mercer, Pennsylvania
(about  50  miles  north  of  Pittsburgh). The Youngstown Auto
Auction business
acquired  in July of 1993 to expand the Company s auction
operations, relocated
to Lordstown, Ohio in 1994 in order to attract additional
accounts and business
to the  auction. The Company subsequently ceased all operations at Lordstown
effective December 31, 1994 and transferred a portion of its business
operations
to  Interstate. In January 1995, Interstate began conducting the bi-weekly bank
repossession auction  previously  held  at  Lordstown.    This
resulted in the
termination, as  of  the  end  of  1994,  of  all of Lordstown s
expenses while
maintaining  a  portion  of  its  revenue  base at Interstate with virtually no
incremental  costs.    Interstate  s  customers include
automobile dealers and
leasing companies. In connection with its weekly auctions, Interstate provides a body shop repair and conditioning service and an arbitration service through which disputes between buyers and sellers can be resolved.

In 1996, prior to the sale of the business, approximately 28,000 cars were registered for sale at Interstate through the regular weekly consignment auction, and approximately 57% of all vehicles registered were sold. In 1995, approximately 35,000 cars were registered for sale at Interstate through the regular weekly consignment auction, and approximately 56% of those vehicles were sold. In 1994, approximately 32,000 cars were registered and 59% of the cars registered were sold. Auction fees are generally paid by the seller for each vehicle sold and an additional fee is paid by the purchaser. The purchaser s fees vary according to the price paid for the automobile.

                                 BEST'S RATINGS

    In both 1996 and 1995, Consumers Life Insurance Company
received a C rating
(Marginal) from A.M. Best Company, principally because of its substantial
amount
of financial reinsurance and its relatively small capital base.
In 1994
Consumers had a C- rating (Marginal).  In 1992 and 1993,
Consumers had an NA-9
rating (Not Rated at Company Request), which is assigned to any company which
is
otherwise eligible for a letter rating, but has requested that the rating not
be
published.   The NA-9 designation was requested by Consumers
while it completed
the restructuring of its individual life insurance operations.
In 1991,
Consumers was rated "B" (Good). Consumers two operating subsidiaries,
Consumers Life Insurance Company of North Carolina and Investors
Fidelity Life
Assurance Corp., are currently rated NR-2 (Insufficient Operating
Experience).
Best's letter ratings range from A++ (Superior) to D (Below Minimum Standards), with letters E and F assigned to companies under state supervision or in liquidation. Best's ratings are based on a comparative analysis of the statutory financial condition and operating performance of the companies, rated as determined by their publicly available reports.

                                   INVESTMENTS

    The Company's general investment policy with respect to assets of its insurance subsidiaries has been to invest primarily in fixed maturity securities and, to a lesser extent, in mortgages with intermediate terms (generally not more than seven years). Investments in mortgages have allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. Prior to the sale of the Company s direct universal life business, the
Company's investment policy also included investing in certain mortgage-backed securities which provided competitive yields on assets supporting these interest sensitive products.

  The Company's mortgage loan portfolio, which relates primarily to commercial real estate, is concentrated in the central Pennsylvania area. Specifically, about 73% of the $2.3 million in mortgage loan balances at December 31, 1996 are secured by properties within a 60 mile radius of Harrisburg. The Company considers this strategy to be conservative because this region has historically not been particularly susceptible to wide economic swings in recessionary times, due to the diversity of industries throughout the area and the presence of government operations and military installations. During the past two years, the
Company has substantially reduced its investments in mortgage loans in order to improve its liquidity. See the Management s Discussion and Analysis of
Financial
Condition and Results of Operations appearing elsewhere in this Form 10-K for further information concerning mortgage loans and investments.

    Investments in government and corporate bonds are limited to those with a
Moody s or Standard & Poors rating of A or better. The Company buys U.S.
Treasury Notes for their yield and superior liquidity features. The Company also purchases U.S. Government agency bonds and corporate bonds provided such bonds are part of large liquid issues (over $100 million) and, in the case of corporate bonds, represent economic balance and diversification. The Company may also buy foreign bonds denominated in U.S. dollars (Yankee Bonds), thereby avoiding exposure to foreign currency risk. Short-term investments are maintained primarily to meet anticipated cash requirements arising from operations. As of December 31, 1996, the fixed maturities portfolio did not contain any non-investment grade securities. The Company defines a non-investment grade security as any security rated below Baa3 by Moody s Investors
Service and below BBB by Standard and Poor s Rating Service. The assets of the
Company's non-insurance subsidiaries generally have been invested in short-term instruments.

    The following table sets forth the Company's investment results for the periods indicated:

                                                     Years Ended
December 31,

                                   1996
1995                        1994

                               Net                        Net
                   Net
                            Investment   Yield         Investment
 Yield         Investment    Yield
                              Income       %             Income
   %             Income        %

 Interest:

      Fixed maturities         $2,364      6.2            $2,175
   6.8             $2,773     6.4
      Mortgage loans              421      9.0               692
   8.1              2,138    10.1

      Policy loans                 33      6.6                58
  13.9   (2           250     6.6

         )

      Short-term           investments            223      4.5
          186      4.4                168     3.3

      Real estate                 157      (1)               332
  30.7   3)           177    15.5

      Other                        59      2.7                38
   1.8                117     6.3
                                3,257      6.5             3,481
   7.2              5,623     7.4

 Investment expenses             (680)   (0.9)              (702)
  (0.9)              (649)   (0.9)

 Total net investment
      income                    2,577      5.6             2,779
   6.3              4,974     6.5

 Less net investment
      income      discontinued                490
      543                       2,096
 operations

 Net investment income
      attributable to
      continuing               $2,087                     $2,236
                   $2,878
 operations


(1) Represents rental income related to three properties classified as non-
    investment real estate.
(2) Includes $27,000 in interest which should have been included in 1994 income.
    If this income had been included in 1994, the yield in 1995 would have been
    7.4% and the 1994 yield would have been 7.3%.
(3) Includes $170,000 in rental income related to a property classified as non-
    investment real estate. Excluding this income, the real estate yield is
    6.8%.

                                   COMPETITION

    The Company competes with numerous other credit insurance companies, many of
which are larger than the Company and have greater financial and marketing resources. The principal competitive factors in the automobile credit insurance industry are commission levels, the quality of training for dealers, the ariety f related products, the availability of dealer incentive programs and the level of administrative support and efficiency of claims handling procedures. The
Company believes that it is able to compete successfully on the basis of these factors.

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

                                   REGULATION

    The Company's insurance subsidiaries are subject to regulation and supervision in the states in which they are licensed. The extent of such regulation varies from state to state, but, in general, each state has statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing financial statement reserves, the form and content of financial reports and the type and concentration of permitted investments. The Company's insurance subsidiaries are subject to periodic examination by the insurance departments in the states of their formation and are also subject to joint regulatory agency examination and market conduct examinations in the other states in which they are authorized to do business.

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

    The dividends which a life insurance company may distribute are subject to regulatory requirements based upon minimum statutory capital and surplus and/or statutory earnings. In addition to regulatory considerations, the overall financial strength of each operating entity is considered before dividends are paid. Additionally, the amount of dividends a life insurance company can pay is subject to certain tax considerations. See Notes 2 and 17 of the Notes to
Consolidated Financial Statements appearing elsewhere in this Form 10-K.

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

                              EMPLOYEES AND AGENTS

    As of December 31, 1996, the Company had approximately 54 full-time employees, including its management and sales personnel. In addition, as of that date there were approximately 900 licensed agents selling credit insurance and vehicle extended service contracts, most of whom were full-time employees of automobile dealers, banks and other financial institutions.

    The Company has adequate insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. The Company does not have similar coverage for its agents. There can be no assurance that the
Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.

ITEM 2. PROPERTIES

    Since September 1989, the Company has maintained its executive and business offices in a leased building located at 1200 Camp Hill By-Pass, Camp Hill,
Pennsylvania. The office building contains approximately 44,500 square feet of office space. Prior to 1993, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. As a result of the termination in 1992 of all new business functions in the Individual Life
Insurance Division, the Company now occupies approximately 67% of the available office space. The Company has leased about 66% of the remaining space to third party tenants. Annual rental income to the Company under these sub-leases totals $83,000. In March of 1994, the Company exercised its option to acquire a
50% interest in its home office building, which reduced the Company s annual rent to $204,000. The option price was approximately $1.75 million. In late
1996, the Company, along with the other 50% owner, granted an option to purchase the home office building to an unrelated third party. The option expired in
March 1997 and was not renewed. Except as otherwise noted, the business operations of the Company and all of the subsidiaries are conducted at the above address in Camp Hill, Pennsylvania.

    In connection with its insurance operations, Consumers Life
Insurance
Company maintains a branch office in leased facilities in Philadelphia,
Pennsylvania. The branch office primarily provides supervision, sales and service for credit insurance agents doing business in the eastern Pennsylvania,
Delaware and New Jersey areas. Annual rental for this office is approximately
$27,000.

    Investors Fidelity Life Assurance Corp. maintains an office in leased facilities in Columbus, Ohio. This office primarily provides sales support and supervision for credit insurance agents in the State of Ohio. Annual rental for this office is approximately $13,000 plus insurance, taxes and utilities.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various lawsuits which are ordinary and routine litigation incidental to its business. None of these lawsuits is expected to have a materially adverse effect on the Company's financial condition or operations. See Note 14 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional information concerning litigation matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the Fourth Quarter of 1996 to the
shareholders of the Company for their consideration through the solicitation of
proxies or otherwise.                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

    CONSUMERS Financial Corporation common stock and Convertible
Preferred
Stock, Series A, are traded on the NASDAQ, National Market
System.  Ticker
symbols are CFIN and CFINP, respectively.

                                                   1996 QUARTERLY
STOCK PRICES


                                              1ST
2nd                   3rd                 4th
                                            Quarter
Quarter               Quarter             Quarter
               Common Stock

                    High                       4                3
1/2                 3 3/8              3 15/16
                    Low                        3
3                   2 1/2               2 3/4



               Convertible Preferred Stock

               Series A
                    High                     9 1/2              9
1/2                 9 3/8               9 1/2

                    Low                        8                8
1/4                 8 1/4               8 1/4

    Directors, officers and employees of Consumers Financial Corporation have a sizeable ownership position in Consumers, which is derived from the Company s belief that this provides a strong incentive for all parties involved to enhance shareholder value. At December 31, 1996, the Company s Employee Stock Ownership
Plan held 10% of the total common stock outstanding.

    As of December 31, 1996, there were 6,834 shareholders of record who collectively held 2,611,532 common shares and 130 shareholders of record of the
Convertible Preferred Stock, Series A, who held 481,461 shares.

    Dividends on both the Company s common stock and Convertible
Preferred
Stock, Series A, are declared by the Board of Directors.  No common stock
dividends were declared in either 1996 or 1995; however, common stock dividends
had been paid for 14 consecutive years through 1994. The 1994 common stock cash
dividend was $.05 per share.  The Convertible Preferred Stock,
Series A,
dividends are paid quarterly on the first day of January, April,
July and
October.  The annual Convertible Preferred Stock, Series A, cash dividend is
$.85 per share.ITEM 6.     SELECTED FINANCIAL DATA

    The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

           (Not covered by Independent Auditor s Report)


                                     Years Ended December 31,

   (dollar amounts in thousands,    1996      1995    1994
1993     1992
                                             (Resta  (Resta
(Resta   (Resta

   Total revenues (before           $33,60   $37,43  $38,53
$37,16   $34,86

   Premiums written (before         30,350   33,832  34,916
31,944   29,623
   Net investment income             2,087   2,236   2,878
3,403    4,270
   Net return on average              5.4%    6.0%    6.7%
7.2%     7.4%

   Loss from continuing operations  (2,706   (2,072  (2,513
(2,513   (2,838
   Discontinued operations           1,472     471   1,301
685    3,361

   Income (loss) before cumulative
        change in accounting        (1,234   (1,601  (1,212
(815)     523
   Cumulative effect of change in                      299
(710)
   Net income (loss)                (1,234   (1,601   (913)
(1,525     523


   Income (loss) per common and
    equivalent share:
       Loss from continuing         (1.20)   (0.96)  (1.10)
(0.71)   (0.63)
       Discontinued operations       0.56     0.18    0.48
0.25     0.65

       Income (loss) before
          In accounting principles  (0.64)   (0.78)  (0.62)
(0.46)     0.02
       Cumulative effect of change            0.11   (0.26)
       Net income (loss)            (0.64)
                      (0.78)                 (0.72)     0.02

                                             December 31,


                                     1996     1995    1994
1993     1992
   Total assets                     114,61   123,32  125,27
144,39   174,00

   Total debt                            0   2,537   3,389
4,683    5,987
   Shareholders  equity and         13,343   15,671  15,226
19,502   21,295

   Shareholders  equity per common    3.31   4.20    3.96
5.41     5.91
   Return on average total equity,
      preferred stock               (7.9%)
                      (9.9%)
                (5.1%)                    (7.4%)     2.8%

   Cash dividends declared per        NONE    NONE    0.05
0.05     0.05
   Life insurance in force (before  2,015,   2,132,  2,265,
2,489,   2,917,

NOTE: The financial data for the years ended December 31, 1992 through 1995 has been restated to reflect the operating results of the Company s individual life insurance and auto auction businesses as discontinued operations.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      A review of the significant factors which affected the Company's 1996 operating performance as well as its financial position at December 31, 1996 is presented below. Information relating to 1995 and 1994 is also presented for comparative purposes. This analysis should be read in conjunction with the
Consolidated Financial Statements and the related Notes.

                                    OVERVIEW

      Because of the recurring losses in the Company s core
credit insurance
business, in early 1996, the Company began evaluating
alternatives to best
serve
the interests of its shareholders.  The Company  considered
several
alternatives,  including  the following: (1) the sale of its insurance
operations, (2) the sale of its credit insurance marketing
organization (with
retention and ongoing administration of inforce business), (3)
the sale of its
auto auction business, (4) the sale of the Company, (5) the
reorganization of
the Company or (6) the combination of the Company with another organization in
the same or other line of business.  In January 1996, the Company engaged a
financial advisor to assist in evaluating the many alternatives to maximize
shareholder value.  The Company   subsequently solicited  bids
for both its
credit and universal life insurance operations and its auto auction business.
In October 1996, the Company entered into an Agreement and Plan of Merger with
LaSalle Group, Inc. ( LaSalle ) whereby the Company will become a wholly-owned subsidiary of LaSalle. The merger transaction, which is subject to insurance regulatory approval, was approved by the Company s common shareholders on March
25, 1997. See Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional information with respect to the pending merger.

      LaSalle's strategic plan following the merger includes focusing on and rebuilding the Company's core credit insurance operation by combining it with other credit insurance businesses LaSalle plans to acquire. Accordingly, in
November 1996, the Company sold the business and related operating assets of
Interstate Auto Auction, Inc. to an unrelated third party for cash in the amount of $4.85 million. In addition, in March 1997, the Company signed an agreement to sell its remaining block of individual life insurance business, following the sale of other blocks of individual life business in both 1992 and 1994. As a result of these sale transactions, in the Company's consolidated financial statements appearing elsewhere in this Form 10-K, the operating results and the net gain from disposal of both the individual life insurance and the auto auction segments have been reported as discontinued businesses for all periods presented. Further information regarding these transactions is presented later in this analysis and in Note 5 of the Notes to Consolidated Financial
Statements
appearing elsewhere in this Form 10-K.

      The Company reported a net loss for 1996 of $1.2 million ($.64 per share) compared to a loss of $1.6 million ($.78 per share) in 1995 and a loss of
$913,000 ($.51 per share) in 1994. However, the loss from continuing operations was $2.7 million in 1996 compared to losses of $2.1 million and $2.5 million, on a restated basis, in 1995 and 1994, respectively. The higher 1996 loss from continuing operations is due primarily to the costs incurred by the Company in connection with valuing and offering for sale the Company's various businesses.
Discontinued operations for 1996 include not only the operating results of each of the discontinued segments but also a $1.8 million gain on the disposal of the auto auction business and related assets and a loss of $914,000 arising from the write-off of deferred policy acquisition costs based on the consideration to be received in 1997 from the sale of the individual life insurance business.

      The Company's remaining business segment, the Automotive
Resource
Division, continued to report operating losses in 1996.  The
Division's credit
insurance results declined slightly from 1995 due to higher disability claims, which offset significantly lower general expenses.

      A more detailed discussion of the operating performance of each of the
  Company's business segments, including the two discontinued businesses, is presented later in this analysis under Results of Operations.



      The following table compares revenues and operating results for each of the past three years. Amounts for 1995 and 1994 have been restated to reflect the operating results of the individual life insurance and auto auction businesses as discontinued operations.

                      (in thousands, except per
1996                 1995                 1994
             share amounts)


             Total revenues by business unit:
                  Automotive Resource Division:

                       (principally credit
$33,743              $37,528              $39,000
             insurance)
                  Corporate
 19                   21                   10

                  Realized investment losses-not
(160)                (120)                (476)

$33,602              $37,429              $38,534

             Pre-tax loss from continuing
             operations:

                  Automotive Resource Division
($2,500)             ($2,392)             ($2,182)
                  Other
(874)                (307)                (401)


(3,374)              (2,699)              (2,583)

                  Realized investment losses
(160)                (120)                (476)

             Pre-tax loss from continuing
(3,534)              (2,819)              (3,059)
             operations
             Income tax benefit
(828)                (747)                (546)

             Loss from continuing operations
(2,706)              (2,072)              (2,513)

             Discontinued operations, net of
1,472                  471                1,301
             income taxes

             Loss before cumulative effect
                  of change in accounting
(1,234)              (1,601)              (1,212)
             principle

             Cumulative effect of change in
                  accounting principle
                                          299

             Net loss
($1,234)             ($1,601)               ($913)

             Income (loss) per common share:
                  Loss from continuing operations
($1.20)              ($0.96)              ($1.10)
                  Discontinued operations
0.56                 0.18                 0.48

                  Loss before cumulative effect
                       change in accounting
(0.64)               (0.78)               (0.62)
                  Cumulative effect of change in
                       accounting principle
                                         0.11

                  Net loss
($0.64)              ($0.78)              ($0.51)

                              RESULTS OF OPERATIONS

      The Company's pre-tax operating results for the past three years can be best understood through an analysis of each of its three business units. The
Automotive Resource Division, the Company's core business, is now the only continuing business segment. The Division's principal product is credit insurance, which it markets primarily through automobile dealers in six key states. It also markets automobile extended service contracts in a general agency capacity and generates other revenues from services it provides to approximately 900 automobile dealer customers. The Individual Life Insurance
Division has not written any new business since 1992. Closing on the sale of the
Division's remaining block of insurance business took place on March 27, 1997.
Auto auction operations were conducted through the Company's subsidiary,
Interstate Auto Action, Inc., until the sale of Interstate's business and operating assets in late 1996.

Automotive Resource Division

      Premium revenues from credit insurance, the Division's principal product, declined 9.5% in 1996 from $33.1 million to $30 million. In 1995, premiums decreased 3.3% from the $34.3 million in premiums written in 1994. The cancellation of unprofitable business played a major part in the reduction in premiums in both 1996 and in 1995. As a result of continued unprofitable results, all of the Division's accounts in the state of North Carolina and numerous accounts in Virginia and Ohio were canceled during 1996. A similar action was taken in the state of Kentucky in 1995. Excluding these accounts, the 1996 drop in premium revenues was nominal. The Division's credit insurance premium production remains significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's. A consequence of the decline in written premiums has been a reduction in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios since 1989. Higher expense ratios have been a key reason for the unprofitable operating results the Division has experienced in recent years.
During 1996, the Company lost the endorsement of the Pennsylvania
Automotive
Association which it held since 1987. The Company believes that the loss of the endorsement will have some effect on its future premium production in
Pennsylvania, although it is not expected to have a materially adverse impact on future operating results.

      The Division's pre-tax operating results for 1996 declined from a $2.4 million loss in 1995 to a loss of $2.5 million. A significant increase in the credit disability claims ratio on retained business (i.e., business not reinsured to captive insurance companies) offset a $900,000 reduction in general expenses. General expenses in both years now include expenses which had previously been allocated to the discontinued Individual Life Insurance
Division
and, to a lesser extent, the discontinued Auto Auction Division. The Company does not believe the level of disability claims in 1996 and the claims ratio in
1996 are an indication of any unfavorable trend. In that regard, claims ratios in the first two months of 1997 are well below the ratios for the same period in
1996. While the Division's expense ratio improved in 1996, the present ratio is still higher than the ratio which is required to return the Division to profitability. As noted above, the increased expense ratio compared to the ratio in the late 1980's is a key reason for the Division's continued losses.

      In July 1996, the Company and its joint venture partner canceled an agreement whereby the companies shared in the profits from the credit insurance business written by the Company in Pennsylvania, the Company's most profitable credit insurance state. As a result, on credit premiums produced in
Pennsylvania after July, the Company will now retain the profits or losses which were previously shared with the joint venture partner. As consideration for terminating the venture, the Company has agreed to pay its former partner
$500,000 in cash at the time the above-referenced merger with LaSalle is consummated. In the event the LaSalle merger is not completed, any payment to the joint venture partner will be determined under a separate calculation.
If the proposed merger with LaSalle is completed, LaSalle's strategy to return the Company's credit insurance operation to profitability will include acquisitions of other credit insurance companies and other blocks of credit insurance business, expansion of the Company's marketing territory and growth in existing markets. LaSalle intends to provide additional capital not only to finance growth by also to build the insurance subsidiaries' capital base in order to improve the ratings of those companies by insurance rating agencies.



Individual Life Insurance Division

      Operations in the Individual Life Insurance Division in
1996 and 1995
      were
limited to one closed block of assumed universal life business, following the sale of the Division's direct universal life business in 1994 and the sale of its traditional whole life and term business in 1992. In March 1997, the
Company signed an agreement with World Insurance Company ("World"), pursuant to which World will recapture the universal life business previously assumed by the
Company from World through a joint venture agreement which began in 1987. World will pay a recapture consideration to the Company in the amount of $1.05 million. In exchange, the Company will transfer to World assets supporting the net statutory basis policy reserves for this business. Based on the recapture consideration to be received, the Company has written off $1.4 million in deferred policy acquisition costs which are not recoverable.
This write-off,
which totaled $914,000 on an after-tax basis, has been presented as a loss on disposal of the discontinued segment in the Company's 1996 financial statements.

      Excluding the write-off, the Division reported pre-tax income of $393,000 in 1996 compared to restated pre-tax income of $83,000 in 1995. The Division's operating results for 1996 reflect the elimination of any continuing overhead and indirect costs which had previously been allocated to this Division. The results for prior periods have been restated to also eliminate these costs.
These reallocated costs totaled $292,000 in 1996 and $330,000 in 1995. Higher than normal claims costs in the first half of 1995 adversely affected the results for that year and are the principal reason for the lower earnings in
1995.

Auto Auction Division

      On November 6, 1996, the Company sold the auto auction business and related operating assets (property and equipment and inventories) of Interstate
Auto Auction to ADESA Pennsylvania, Inc. for cash of $4.85 million. The
Division's pre-tax income for the first nine months of 1996, which excludes any continuing overhead, was $554,000 compared to income of $732,000, as restated to eliminate any continuing overhead, in 1995. The operating results of the auto auction after September 30, 1996, when the Company finalized its plan to dispose of the business, have been included with the gain realized on the disposal of the auction business. The auction generated an $84,000 pre-tax loss ($57,000 after taxes) during this period.

      Approximately $1.7 million of the proceeds from the sale of the auto auction business was used to repay the remaining amount due on the Company's bank loans.

                               FINANCIAL CONDITION

      A discussion of the important elements affecting the Company's financial position at December 31, 1996 and 1995 is presented below.

Invested Assets

      Invested assets at December 31, 1996 totaled $51.2 million compared to
      $49
million at the end of 1995. The $3.1 million in proceeds received from the sale of the auto auction business, after repayment of the bank debt, is the primary reason for the increase in investments. Those proceeds were invested principally in bonds. Approximately $750,000 of the proceeds will be required in 1997 for Federal and state income taxes on the gain from this sale. The invested asset base also increased as a result of the sale of $1.2 million in non-investment real estate for cash, the proceeds from which were reinvested in bonds. In addition, during 1996, the Company completed the sale of all but one of the town homes in a real estate development acquired in 1995 through foreclosure. This property, which had a $1.5 million carrying value at December
31, 1995, was classified as non-investment real estate. The proceeds from the sales of the town home units have also been reinvested primarily in bonds.

      The increases discussed above were partially offset by a
$923,000
reduction in the carrying value of the Company's bond portfolio as a result of higher interest rates since the end of 1995. The Company's bond portfolio is carried at fair value pursuant to the requirements of Statement of Financial
Accounting Standards No. 115, based on the Company's determination that all of its bonds should be considered as "available-for-sale", although the Company has no current intentions to sell any of these securities (except for approximately
$8.3 million in bonds which were sold in 1997 in order to complete the above-referenced sale transaction with World - see the Individual Life Insurance
Division section of this Management s Discussion and Analysis). The unrealized appreciation or depreciation on available-for-sale securities is reported as a separate component of shareholders' equity.

      The Company s general investment policy continues to emphasize fixed maturity securities (primarily bonds) with Moody's or Standard and Poor's ratings of A or better and mortgage loans with terms generally not more than seven years. The Company has not invested in non-investment grade securities because the greater returns on such investments do not justify the potentially greater risks.

      During 1996, the Company increased its loan loss reserves for mortgage loans and investment and non-investment real estate by $35,000. Loan loss reserves were increased by $93,000 and $450,000 in 1995 and 1994, respectively.
Management believes that its reserves at December 31, 1996 are adequate to cover any possible losses which may develop in its mortgage loan and real estate portfolios. The carrying value of these investments at December 31, 1996 was
$3.4 million compared to $10.7 million at the end of 1995.

      During 1996, the Company's mortgage loan portfolio declined from $7 million to $2.3 million. The substantial reduction is the result of the early payoff of four mortgages with balances at the end of 1995 of $2.7 million and the sale to a local bank of seven loans with balances totaling $2 million. The proceeds from these transactions were reinvested primarily in bonds.

Liquidity

      Liquidity refers to a company s ability to meet its financial obligations and commitments as they come due. The Company s operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although, as discussed below, reduced credit insurance revenues over the past several years have had a significant impact on the insurance companies operating cash flows. The Company, as a holding company, has generally relied on its operating subsidiaries to provide it with sufficient cash funds to meet its debt service obligations, pay corporate expenses and shareholder dividends.
In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances.

      Dividends and other distributions to the Company from Consumers Life are limited in that the subsidiary is required to maintain minimum capital and surplus, determined in accordance with regulatory accounting practices. All distributions are further limited by Delaware state insurance laws to the greater of the previous year s earnings, computed in accordance with statutory accounting principles, or 10% of statutory capital and surplus as of the end of the previous year. In some instances such payments may require the prior approval of the insurance department. Also, any loans or advances to the
Company of a material amount must be reported to the insurance department. The
Company may have limited cash funds available to pay dividends in excess of amounts transferred from Consumers Life and other subsidiaries. In addition, separate restrictions apply to the surplus note owed to the Company by a subsidiary of Consumers Life. Note 2 of the Notes to Consolidated Financial
Statements discusses these restrictions more specifically. The Company s non-life insurance operations, particularly its insurance agency business, provide sources of cash which are not subject to regulatory restrictions. Prior to its sale, the auto auction business was also a source of significant cash flows for the Company.

   The principal sources of cash funds of the life insurance subsidiaries are premiums and investment income, as well as proceeds from sales and maturities of investments. These companies use cash primarily to pay commissions, claims and operating expenses. Credit insurance is the Company s principal product line and credit insurance premiums are therefore the Company s principal source of premium revenues. Credit insurance premium levels during the past five years are substantially lower than the premium levels prior to the economic recession in the early 1990's. This continued reduction in cash funds has depleted most of the Company s short-term cash reserves and has caused some decline in its long-term investment base. The assessment by the Company s management and its
Board of Directors that this decrease in revenues and the related decline in operating results could not be reversed within a reasonable period of time led to the decision in early 1996 to evaluate other alternatives to best serve the interests of its shareholders. This evaluation process, in turn, led to the proposed merger transaction discussed in the Overview section of this
Management s Discussion and Analysis and in Note 4 of the Notes to Consolidated
Financial Statements.



    During 1994, the funds generated from the sale and maturity of investments exceeded the funds used to acquire new investments, which was indicative of the
Company s need for additional cash for operating needs. In 1995 and 1996, as a result of additional reductions in general expenses, the Company was able to reinvest the funds it generated from the sale and maturity of other investments. During 1994, a substantial amount of investments were sold in connection with the sale of the Company s direct universal life business to a third party. Cash and other assets were transferred to the reinsurer along with the Company's liability for future policy benefits on this business.

Capital Resources

      The Company s total equity, including redeemable preferred stock, decreased by approximately $2.2 million during 1996. The decrease is attributable to (1) the current year net loss of $1.2 million,
(2) the decline
in the carrying value of the bond portfolio ($923,000 less
$314,000 in
applicable deferred income taxes), (3) $409,000 in dividends to preferred shareholders and (4) the purchase of treasury shares at a cost of $50,000.
Shareholders equity per common share also decreased from $4.20 at December 31,
1995 to $3.31 at the end of 1996.

      The Company continued to reduce its outstanding bank debt during 1996.
During the first ten (10) months of the year, principal payments of $845,000 were made. On November 6, 1996, in conjunction with the sale of the auto auction business discussed above, the remaining $1.7 million in debt was repaid.

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


MANAGEMENT S RESPONSIBILITY FOR FINANCIAL STATEMENTS



      The management of the Company is responsible for the preparation, integrity and objectivity of the financial information contained in this Form
10-K. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such statements include informed estimates and judgements of management for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Financial information presented in this annual report is consistent with that in the financial statements.

      Accounting procedures and related systems of internal control have been established to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are properly implemented by qualified personnel. Such systems are evaluated regularly to determine their effectiveness.

      The consolidated financial statements for the years ended
December 31,
1996 and 1995 have been audited by Arthur Andersen LLP, independent auditors.
The consolidated financial statements for the year ended December
31, 1994 have
been audited by Ernst & Young LLP, independent auditors. Such audits were conducted in accordance with generally accepted auditing standards, and include a review and evaluation of our internal accounting control structure, tests of the accounting records and other auditing procedures they consider necessary to express their informed professional opinion on the consolidated financial statements.

      The Board of Directors, with the assistance of its Audit Committee, monitors the financial and accounting operations of the Company. The Committee, composed of non-employee members of the Board of Directors, meets periodically with representatives of its independent auditing firm to discuss the scope of its audit and related reports. The Company s independent auditors have at all times full and free access to the Audit Committee, without management present, to discuss any matter that they believe should be brought to the attention of the Committee.





      James C. Robertson                                   R.
Fredric Zullinger
      Chairman, Chief Executive Officer                     Chief
Financial
Officer
      and President




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Consumers Financial Corporation

      We have audited the accompanying consolidated balance sheets of Consumers
Financial Corporation (a Pennsylvania corporation) and subsidiaries as of
December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders equity and cash flows for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 4 of the Notes to Consolidated Financial Statements, on October 30, 1996, the Company entered into an Agreement and Plan of Merger with LaSalle Group, Inc. (LaSalle). The merger is subject to the approval of the insurance regulators in the four states in which the Company s insurance subsidiaries are domiciled. In addition, the Company is addressing regulatory matters in various states, and the Company s plans relative to those matters are discussed in Note 20.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial
Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. The 1996 and 1995 amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                ARTHUR ANDERSEN
LLP
New York, New York
March 28 , 1997



                    REPORT OF INDEPENDENT AUDITORS



Board of Directors
Consumers Financial Corporation

      We have audited the accompanying consolidated statement of operations, shareholders equity and cash flows of Consumers Financial Corporation and subsidiaries for the year ended December 31, 1994. Our audit also included the 1994 amounts in the financial statement schedules listed in the index at item 14(a). These financial statements and schedules are the responsibility of the Company s management.
Our
responsibility is to express an opinion on these financial statements and the
1994 amounts in the schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations of
Consumers Financial Corporation and subsidiaries and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the 1994 amounts in the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, in 1994 the
Company changed its method of recognizing earnings on credit disability insurance.



                                          ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 24, 1995



                    CONSUMERS FINANCIAL CORPORATION AND
SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995
 (dollar amounts in thousands)                       1996
1995

                                    Assets
 Investments:
      Fixed maturities                              $42,618
$35,048
      Mortgage loans on real estate                   2,286
 7,041
      Investment real estate
 1,020
      Policy loans                                      518
   482
      Other invested assets                           1,866
 2,512
      Short-term investments                          3,901
 2,892
           Total investments                         51,189
48,995
 Cash                                                   556
   451
 Accrued investment income                              731
   653
 Receivables                                         20,290
23,820
 Prepaid reinsurance premiums                        17,338
18,604
 Deferred policy acquisition costs                   18,949
21,926
 Property and equipment                               2,168
 4,118
 Other real estate                                    1,115
 2,645
 Other assets                                         2,283
 2,110
                                                   $114,619
$123,322
       Liabilities, Redeemable Preferred Stock and Shareholders
Equity

 Liabilities:
      Future policy benefits                        $35,386
$36,582
      Unearned premiums                              56,178
57,943
      Other policy claims and benefits                2,736
 2,851
      Other liabilities                               5,495
 6,259
      Income taxes:
           Current                                    1,185
   299
           Deferred                                     296
 1,180
      Notes payable
 2,537
                Total liabilities                   101,276
107,651
 Redeemable preferred stock:
      Series A, 8 1/2% cumulative
         issued 1996 and 1995, 536,500
         and 1995, 481,461 shares;
         and 1995, $4,815; net of treasury            4,693
 4,657
 Shareholders  equity:
      Common stock, $.01 stated value,
         issued 1996, 3,021,496 shares,
         outstanding 1996, 2,611,532 shares,             30
    30
      Capital in excess of stated value               7,966
 8,016
      Net unrealized appreciation of debt                70
   705
      Retained earnings                               2,009
 3,688
      Treasury stock                                 (1,425)
(1,425)
                Total shareholders  equity            8,650
11,014
                                                   $114,619
$123,322


See notes to consolidated financial statements



                          CONSUMERS FINANCIAL CORPORATION AND
SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF
OPERATIONS
                               Years Ended December 31, 1996,
1995 and 1994
 (in thousands, except per share amounts)             1996
      1995                 1994
   (Restated)           (Restated)
 Revenues:
      Premiums written                            $30,350
    $33,832              $34,916
      Decrease (increase) in unearned               1,765
     (1,392)              (2,345)
 premiums
      Gross premium income                         32,115
     32,440               32,571
      Less reinsurance ceded                      (11,689)
    (12,627)             (13,267)
      Net premium income                           20,426
     19,813               19,304
      Net investment income                         2,087
      2,236                2,878
      Realized investment losses                     (160)
       (120)                (476)
      Fees and other income                         1,325
      1,481                1,216
           Total revenues                          23,678
     23,410               22,922
 Benefits and expenses:
      Death and other benefits                     11,698
     10,267                8,877
      Amortization of deferred policy              10,134
     10,154               10,388
 acquisition costs costss
      Operating expenses                            5,380
      5,808                6,716
           Total benefits and expenses             27,212
     26,229               25,981

 Loss from continuing operations before
 income
      tax benefit                                  (3,534)
     (2,819)              (3,059)

 Income tax benefit                                  (828)
       (747)                (546)

 Loss from continuing operations                   (2,706)
     (2,072)              (2,513)

 Discontinued operations:
      Income from operations of
 discontinued
           businesses (net of income taxes)           587
        471                1,035
      Gain on disposal of discontinued
           businesses (net of income taxes)           885
                             266
                                                    1,472
        471                1,301

 Loss before cumulative effect of change in
      accounting principle                         (1,234)
     (1,601)              (1,212)

 Cumulative effect of change in accounting
                             299
 principle

 Net loss                                         ($1,234)
    ($1,601)               ($913)
 Income (loss) per common and common
      equivalent share:
           Loss from continuing operations         ($1.20)
     ($0.96)              ($1.10)
           Discontinued operations                   0.56
       0.18                 0.48
           Loss before cumulative effect of
 change in
                accounting principle                (0.64)
      (0.78)               (0.62)
           Cumulative effect of change in
 accounting
                principle
                            0.11

           Net loss                                ($0.64)
     ($0.78)              ($0.51)

 Weighted average number of shares                  2,614
      2,634                2,690
 outstanding

See notes to consolidated financial statements

          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                    Capital
    Net unrealized
                                                    in excess
    appreciation
                                                    of
   (depreciation)
 (dollar amounts in thousands,     Common Stock     stated
Fixed        Equity     Retained       Treasury stock      Total
 exceept per share amounts)        Shares  Amount   value
maturities   securities earnings       Shares    Amount    amount
 BALANCE, JANUARY 1, 1994          3,067    $31     $8,167
$567       $32        $7,230         (317)     ($1,149) $14,878
 Change in net unrealized
 appreciation
 of fixed
 maturities and equity
 securities for the year
(2,541)      (10)
(2,551)
 Preferred stock dividends
                      (412)                              (412)
 Common stock dividends
  ($.05 per share)
                      (135)                              (135)
 Accretion of difference
  between fair value and
  mandatory redemption
  value of preferred stock
                       (36)                               (36)
 Purchase of treasury shares
                                    (71)       (226)     (226)
 Retirement of treasury shares        (6)              (38)
                                      6          38
 Net loss for the year
                      (913)                              (913)

 BALANCE, DECEMBER 31, 1994        3,061     31      8,129
(1,974)          22      5,734         (382)     (1,337)   10,605
 Change in net unrealized
  appreciation
  (depreciation) of fixed
  fixed maturities and
  equity securities for

  the year
2,648            9                                         2,657
 Preferred stock dividends
                      (409)                              (409)
 Accretion of difference between
  fair value and mandatory
  redemption value of
  preferred stock
                       (36)                               (36)
 Purchase of treasury shares
                                   (58)       (202)      (202)
 Retirement of treasury shares       (30)    (1)      (113)
                                    30         114
 Net loss for the year
                     1,601                             (1,601)
 BALANCE, DECEMBER 31, 1995        3,031     30      8,016
674           31      3,688        (410)     (1,425)    11,014
 Change in net unrealized
  appreciation (depreciation)
  of fixed maturities and
  equity securities for
  the year
(609)         (26)                                         (635)
 Preferred stock dividends
                      (409)                              (409)
 Accretion of difference
  between fair value and
  and mandatory redemption
  value of preferred stock
                       (36)                               (36)
 Purchase of treasury shares
                                  (10)         (50)       (50)
 Retirement of treasury shares      (10)               (50)
                                   10           50
 Net loss for the year
                    (1,234)                            (1,234)
 BALANCE, DECEMBER 31, 1996       3,021     $30     $7,966
$65           $5     $2,009       (410)     ($1,425)    $8,650

See notes to consolidated financial statements

                                   CONSUMERS FINANCIAL
CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF
CASH FLOWS
                                 YEARS ENDED DECEMBER 31, 1996,
1995 AND 1994
 (in thousands)                                             1996
             1995              1994
 Cash flows from operating activities
      Net loss                                           ($1,234)
          ($1,601)             ($913)
      Adjustments to reconcile net loss to cash
           provided by (used in) operating
 activities:
              Deferred policy acquisition costs           (8,987)
          (11,005)           (10,647)
 incurred
              Amortization of deferred policy             11,964
           10,734             19,663
 acquisition costs
              Other amortization and depreciation            433
              613                817
              Change in future policy benefits               454
            2,063            (14,493)
              Change in unearned premiums                 (1,765)
            1,392              2,982
              Amounts due reinsurers                           2
              (86)             2,147
              Income taxes                                   (22)
             (318)              (721)
              Change in receivables                        4,721
            3,805            (20,230)
              Change in other liabilities                   (695)
             (117)               600
              Cumulative effect of change in
                   accounting principle
                                (299)
              Other                                          (38)
               81               (875)

              Total adjustments                            6,067
            7,162            (21,056)


      Net cash provided by (used in) operating             4,833
            5,561            (21,969)
 activities


 Cash flows from investing activities:
      Purchase of investments                            (13,140)
           (9,657)           (14,180)
      Maturity of investments                              6,484
            7,027              9,035
      Sale of investments                                  6,598
            2,190             31,886
      Purchase of property and equipment                     (24)
             (371)            (1,104)

      Net cash provided by (used in) investing               (82)
             (811)            25,637
 activities
 Cash flows from financing activities:
      Principal payments on debt                          (2,537)
             (852)            (1,295)
      Receipts from universal life and investment          4,775
            4,938              7,256
 products
      Withdrawals on universal life and                   (6,425)
           (9,029)            (8,547)
 investment products
      Purchase of treasury stock, including 8
 1/2%
           redeemable preferred stock                        (50)
             (201)              (265)
      Cash dividends to shareholders                        (409)
             (409)              (546)
      Net cash used in financing activities               (4,646)
           (5,553)            (3,397)

 Net increase (decrease) in cash                             105
             (803)               271
 Cash at beginning of year                                   451
            1,254                983
 Cash at end of year                                        $556
             $451             $1,254

 Supplemental disclosures of cash flow
 information:
      Cash paid (received) during the year for:
           Interest                                         $255
             $305               $319
           Income taxes                                     $154
              $75             $1,104

See notes to consolidated financial statements


CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

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

Principles of consolidation

      The consolidated financial statements include the accounts of Consumers
      Financial Corporation (the Company) and its wholly-owned subsidiaries, the most significant of which are Consumers Life Insurance
Company (Consumers Life), Interstate Auto Auction, Inc.
(Interstate) and
Consumers Car Care Corporation. Consumers Life Insurance Company of North
Carolina, Investors Fidelity Life Assurance Corp. and Consumers Reinsurance Company are subsidiaries of Consumers Life. All material intercompany accounts and transactions have been eliminated. Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments

      Fixed maturities includes bonds, notes and certificates of deposit maturing after one year. Management determines the appropriate classification of bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. These securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. All other bonds and notes are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders equity. The amortized cost of securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. All certificates of deposits maturing after one year are deemed to be held to maturity. Equity securities (common and non-redeemable preferred stocks) held by the insurance subsidiaries are stated at fair value.

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

      Realized gains and losses and provisions for permanent losses on investments are included in the determination of operating income. Net unrealized appreciation or depreciation of debt securities and preferred and \ common stocks, which represents the difference between fair value and aggregate cost, is included in a separate shareholders' equity account.
The "specific identification" method is used in determining the cost of investments sold.

Fair values of financial instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

      Cash and short-term investments: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

      Investment securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair values for equity securities are based on quoted market prices and are recognized in the balance sheet (see
Note 6).

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

      Long-term debt: The carrying amount for long-term debt approximates its fair value.
Deferred policy acquisition costs

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

Intangibles

      Costs in excess of underlying net assets of acquired companies and acquired intangible assets are being amortized over the estimated periods expected to benefit (5 - 40 years) using the straight-line and other methods which provide periodic charges to operations proportionate to the anticipated benefits to be received. These intangible assets are periodically reviewed for impairment, based on an assessment of future operations, to ensure that they are appropriately valued.

Future policy benefits

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

Recognition of premium revenue and related costs

      For individual life insurance contracts, excluding universal life-type policies and investment products, premiums are recognized as revenue over the premium-paying period. Future benefits and expenses are associated with earned premiums, so as to result in recognition of profits principally over the premium-paying period. This association is accomplished by means of the provision for liabilities for future benefits and the deferral and amortization of acquisition costs. Provisions are also made for the risk of adverse deviation from the reserve assumptions over the lives of the contracts. Revenues for universal life-type policies and investment products consist of policy charges for the cost of insurance, policy administration, and surrenders assessed during the period, and expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.
For credit
insurance, premiums are earned over the terms of the policies, as discussed above. Policy and contract claims include provisions for claims reported and claims incurred but not reported. The Company believes that the liabilities for claims and related expenses are adequate.
Anticipated investment income is considered in determining whether future earned premiums on existing credit insurance will be sufficient to cover the present value of future benefits and maintenance expenses and to recover the unamortized portion of deferred policy acquisition costs.

Income taxes

      The Company and its subsidiaries provide income taxes, for financial reporting purposes, on the basis of the liability method as required by
Statement of Financial Accounting Standards No. 109.

New Accounting Standards

      The Company adopted Statement of Financial Accounting
Standards No.
      123, Accounting for Stock-Based Compensation (SFAS 123), in 1996.
Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value based method or continue measuring compensation expense for those plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
 Accounting for Stock Issued to Employees (APB 25) and related Interpretations. The Company has elected to continue using the intrinsic value
method to account for its stock-based compensation plans. SFAS 123 requires companies electing to continue using the intrinsic value method to make certain pro forma disclosures (see Note 16).

      Statement of Financial Accounting Standards No. 121,
Accounting for the
      Impairment of Long-Lived Assets and for Long-Lived Assets
to be
Disposed Of  (SFAS 121), was adopted as of January 1, 1996. SFAS
121
standardized the accounting practices for the recognition and measurement of impairment losses on certain long-lived assets. The adoption of SFAS 121 had no material effect on the Company s results of operations or financial position.

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

(d) Deferred income taxes, if applicable, are provided as described in
      Note 17.

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

      Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus in each of the states in which it is licensed, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $5.5 million. All distributions are further limited by Delaware state insurance laws to the greater of previous year earnings, computed in accordance with statutory accounting principles, or 10% of statutory capital and surplus as of the end of the previous year. In some instances such payments may require the prior approval of the insurance department. Accordingly, based on amounts reported to regulatory authorities, at December 31, 1996, approximately $8.6 million of
Consumers Life's net assets cannot generally be transferred to the parent company and $585,000 is available for transfer during 1996 as long as the minimum capital and surplus requirements mentioned above are maintained. Also, any loans or advances to the parent company of a material amount must be reported to the insurance department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from subsidiaries. In addition, separate restrictions apply to the surplus note owed to the Company by a subsidiary of Consumers Life.
Payment of interest and repayment of principal on the note are permitted by the applicable state insurance department as long as the subsidiary's statutory capital and surplus exceeds $3 million.

      The reported statutory capital and surplus of the life
insurance
      subsidiaries was $5.9 million at December 31, 1996 and $7.1 million at
December 31, 1995.  After reflecting the impact of both the
disallowed
reinsurance treaty and the excess subsidiary investments
discussed in Note
20, the statutory capital and surplus of the life insurance
subsidiaries at
December 31, 1995 would have been $4.6 million. The insurance companies combined statutory net income was $29,000 in 1996. In 1995, the companies reported a combined net loss  of $3,589,000, and in
1994
they reported net income of $477,000.

      Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The approximate carrying amount of such deposits at both
December 31, 1996 and 1995 was $5.3 million.

      After receiving consent from the Delaware Insurance
Department, the
      Company adopted, for statutory reporting purposes, an accelerated method of reserving disability unearned premiums. The change allows the Company to recognize revenue in a manner which more appropriately matches its incidence of claims. In addition to the use of this unearned premium method, the insurance subsidiaries have also requested and received approval from their respective domiciliary states to carry as an admitted asset a receivable for credit insurance premiums, net of commissions, which have been collected by the companies agents but have not yet been remitted to the companies. At December 31, 1996 and 1995, the premiums in process of collection receivable totaled $1.8 million and $2 million, respectively.

3.    ACCOUNTING CHANGES

      As of January 1, 1994, the Company changed its method of earning credit disability premiums for a substantial portion of its credit disability business. The method used prior to 1994 was computed based on the average of the Rule of 78's and the Pro Rata methods, while the new method utilizes a weighted average of those two methods, based on 65% of the
Rule of 78's method and 35% of the Pro Rata method. The new weighted average method accelerates the premium earning pattern and provides a better matching of earned premiums with the incidence of incurred disability claims based on the Company s actual experience. The Company s method of amortizing deferred policy acquisition costs for credit disability business was also revised in proportion to the change in earned premiums.

      The cumulative effect of this change on years prior to 1994 has been included in results of operations for 1994. This change reduced the
1994 net loss by $299,000 ($.11 per share).

4.    PENDING MERGER

      Because of the recurring losses in the Company s core credit insurance business, in early 1996, the Company began evaluating alternatives to best serve the interests of its shareholders. The Company considered several alternatives, including the following: (1) the sale of its insurance operations, (2) the sale of its credit insurance marketing organization (with retention and ongoing administration of inforce business), (3) the sale of its auto auction business, (4) the sale of the Company,
(5) the
reorganization of the Company or (6) the combination of the Company with another organization in the same or other lines of business.



      In January 1996, the Company engaged a financial advisor to assist in evaluating the many alternatives to maximize shareholder value. In
February 1996, the Company began soliciting bids for both its credit and universal life insurance operations and its auto auction business. From
March until May 1996, 12 offers were received to buy the Company or segments of the Company, including one from LaSalle Group, Inc. (LaSalle), an investment management firm, which was structured as a cash merger. Following the completion of due diligence reviews and the submission of revised offers by the four highest bidders, the Company and its financial advisor reviewed and analyzed each offer. In October 1996, management recommended and advised the Company s Board of Directors to accept the revised offer from LaSalle.

      On October 30, 1996, the Company entered into an Agreement and Plan of
      Merger with LaSalle and Consumers Acquisition Corp.
("CAC"), whereby
CAC will be merged with and into the Company (the "Merger"). As the surviving corporation in the Merger, the Company will become a wholly-owned subsidiary of LaSalle. The Merger is subject to, among other things, the approval of insurance regulators in the four states in which the Company's insurance subsidiaries are domiciled. The Company s common shareholders approved the Merger at a Special Meeting held on March 25,
1997. The Agreement and Plan of Merger provides that the holders of the
Company's outstanding common stock will receive cash in the amount of
$3.92 per share, subject to certain adjustments.  The Company's
Preferred
Stock will remain outstanding following the Merger, and the holders thereof will retain all of the rights and preferences which currently exist for such stock.

5.    DISCONTINUED OPERATIONS

      In late September 1996, the Company finalized a plan to dispose of the business and the related operating assets of Interstate as part of an overall plan to merge or otherwise combine its core insurance operations with those of another insurance company. On November 6, 1996, the Company sold Interstate s auto auction business and all of its property, plant and equipment and inventories to ADESA Pennsylvania, Inc., an unrelated third party, for cash of $4.85 million. The sale resulted in a fourth quarter after-tax gain of approximately $1.8 million. The gain on disposal includes a loss from operations of $84,000 from September 30, 1996 ( the measurement date) to December 31, 1996, less an income tax benefit of $28,000.
      Accordingly, in the accompanying financial statements, Interstate s operating results have been reported as discontinued operations for all periods presented. Interstate s non-operating net assets, principally cash, receivables, investments and trade payables, were retained by the Company.

      In March 1997, the Company signed a Recapture Agreement to reinsure its remaining block of individual life insurance business back to the direct writer of the business (see Note 21). The Recapture Agreement provides that the direct writer will pay the Company a recapture consideration equal to $1.05 million in exchange for the transfer by the
Company of assets in an amount equal to the net statutory policy reserves for this business. Based upon the recapture consideration to be received, the transaction will result in an after-tax loss of approximately $900,000. This loss has been reflected in the Company s 1996 financial statements.

      The Company had previously sold a substantial portion of its direct and assumed universal life business to an unaffiliated company. The business written on a direct basis was coinsured to the acquiring company.
The assumed business was transferred to the purchaser with approval of the direct writing company and with no recourse to the Company in the event the purchaser is unable to fulfill its obligations under the reinsurance agreement. These transactions, which took place on December 30,
1994, resulted in the transfer of $32.7 million in policy liabilities and $24.1 million in cash, mortgage loans and policy loans to the purchaser.
In addition, $7.7 million in deferred policy acquisition costs were written off. The sale produced a pre-tax gain of $895,000, which was partially offset by a $492,000 loss on the sale of investments necessary to close on the transaction.

      Accordingly, in the accompanying financial statements, the operating results of the Company s individual life insurance business have been reported as discontinued operations for all periods presented.

      A summary of the results of operations of the discontinued segments is presented below:

            1996


                 Individual

                    Life             Auto
                   (in thousands)
                  Insurance        Auction          Total

                   Revenues
                   $4,349          $2,688          $7,037



                   Income from operations before

                        income tax expense
                     $393            $554            $947
                   Income tax expense
                      134             226             360

                   Income from operations
                      259             328             587



                   Gain (loss) on disposal before income
                        tax expense (benefit)
                   (1,385)          3,031           1,646

                   Income tax expense (benefit)
                     (471)          1,232             761

                   Gain (loss) on disposal
                     (914)          1,799             885


                   Income (loss) from discontinued operations
                    ($655)         $2,127          $1,472





                                    1995


                 Individual

                    Life             Auto
                   (in thousands)
                  Insurance        Auction          Total


                   Revenues
                   $5,781          $3,221          $9,002


                   Income from operations before

                   income tax expense
                 $83            $732            $815

                   Income tax expense
                       28             316             344

                   Income from discontinued operations
                      $55            $416            $471




                                    1994


                 Individual

                    Life             Auto
                   (in thousands)
                  Insurance        Auction          Total


                   Revenues
                   $8,517          $3,304         $11,821



                   Income from operations before

                        income tax expense
                   $1,135            $478          $1,613
                   Income tax expense
                      386             192             578

                   Income from discontinued operations
                      749             286           1,035



                   Gain  on disposal before income
                        tax expense
                      403                             403

                   Income tax expense
                      137                             137

                   Gain on disposal
                      266                             266



                   Income from discontinued operations
                   $1,015            $286          $1,301


      At December 31, 1996 and 1995, the remaining net assets of the discontinued individual life insurance segment consisted of the following:

            December 31
 (in thousands)
            1996                1995

 Invested assets
          $8,576              $7,787

 Accrued investment income and receivables
             135                 218

 Deferred policy acquisition costs
           2,535               4,284
 Future policy benefits and other policy
         (11,246)            (10,743)
 liabilities

 Net assets
              $0              $1,546

      At December 31, 1995, the net assets of the discontinued auto auction business consisted of $1.8 million in property and equipment and
$84,000 in inventories.

6.    INVESTMENTS AND INVESTMENT INCOME

      Investments, which are valued for financial statement purposes as described in Note 1, consist of the following at December
31, 1996:

       Quoted or            Balance

                                                      Amortized
       estimated             sheet
 (in thousands)                                         cost
      fair value            amount

 Fixed maturities:

      Bonds:

           United States government and
 government
                agencies and authorities                $25,650
         $25,889             $25,889

            Foreign governments                             287
             298                 298

           Public utilities                               3,979
           3,868               3,868

           All other                                     12,399
          12,358              12,358
                                                         42,315
          42,413              42,413

      Certificates of deposit                               205
             205                 205

           Total fixed maturities                        42,520
          42,618              42,618

 Mortgage loans on real estate                            2,286
           2,425               2,286
 Policy loans                                               518
             518                 518

 Other invested assets                                    1,861
           1,931               1,866

 Short-term investments                                   3,901
           3,901               3,901
 Total investments                                      $51,086
         $51,393             $51,189

      A portion of the Company's invested funds is restricted as to use.
      Deposits are required with various state insurance departments for the benefit and protection of policyholders (see Note 2).

      At December 31, 1996 and 1995, no mortgage loans or other loans were considered to be non-performing loans.

      At December 31, 1996, approximately 81% of the Company's investments in mortgage loans were secured by commercial real estate and the remaining mortgage loans were secured by residential real estate.

Approximately 73% of the loans involved properties located in Central
Pennsylvania. Such investments consist principally of first mortgage liens on completed income-producing properties, primarily office buildings .
One mortgage loan exceeded 10% of shareholders equity at December 31, 1996, and two mortgage loans exceeded 10% of shareholders equity at December 31, 1995. The Company s mortgage loan valuation reserve at December
31, 1996 and 1995 was $100,000.



      Accumulated depreciation on investment real estate amounted to $51,000 at December 31, 1995. At December 31, 1996, all the Company s real estate is classified as non-investment real estate, since the Company intends to sell these properties. Accumulated depreciation on the properties at the time they were reclassified totaled $22,663.

      Net investment income is applicable to the following investments:

                   Years ended
                                                     December 31,

 (in thousands)                                            1996
           1995                1994

 Interest:

      Fixed maturities                                   $2,364
          $2,175              $2,773

      Mortgage loans                                        421
             692               2,138
      Policy loans                                           33
              58                 250

      Other invested assets                                  59
              38                 117

      Short-term investments                                223
             186                 168

 Real estate income                                         157
             332                 177
                                                          3,257
           3,481               5,623

 Less investment expenses                                  (680)
            (702)               (649)

 Total net investment income                              2,577
           2,779               4,974

 Less net investment income attributable to
       discontinued operations                              490
             543               2,096

 Net investment income attributable to
        continuing operations                            $2,087
          $2,236              $2,878

      The amortized cost and estimated fair values of investments in debt securities at December 31, 1996 and 1995 are as follows:

          1996
Gross          Gross         Estimate

                                d

 Available for sale                             Amortize
unrealiz       unrealiz          fair
                                                    d
ed             ed
 (In thousands)                                   cost
gains         losses           value


 U.S. Treasury securities and
 obligations of

      U.S. government corporations and          $24,749
$409           $139         $25,019
 agencies
 Corporate securities                            16,665
 121            262          16,524

 Mortgage-backed securities                         901
   2             33             870

 Totals                                         $42,315
$532           $434         $42,413
          1995
Gross          Gross         Estimate

                                d

 Available for sale                             Amortize
unrealiz       unrealiz          fair
                                                    d
ed             ed
 (In thousands)                                   cost
gains         losses           value


 U.S. Treasury securities and
 obligations of

      U.S. government corporations and          $17,492
$794            $12         $18,274
 agencies
 Corporate securities                            15,354
 303             68          15,589

 Mortgage-backed securities                         972
   6              2             976

 Totals                                         $33,818
$1,103            $82         $34,839



      The amortized cost and estimated fair value of debt securities at
      December 31, 1996, by contractual maturity, are shown below. Expected maturities will
differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Amortized           Estimated

 (in thousands)
         cost             fair value
 Due in 1997
          $4,896              $4,910

 Due in 1987 - 2002
          26,466              26,673

 Due in 2003 - 2007
           8,459               8,395
 Due after 2007
           1,593               1,565


          41,414              41,543

 Mortgage-backed securities
             901                 870

 Totals
         $42,315             $42,413

      Proceeds from sales of investments in debt securities and
assets held
      for sale during 1996 were $4.1  million.   Gross gains of
$6,000 and
gross losses of $20,000 were realized on those sales. Proceeds from such sales in 1995 were $4.1 million. Gross gains of $3,000 and gross losses of $29,000 were realized on those sales. Proceeds from sales in 1994 were
$9.6 million. Gross gains of $41,000 and gross losses of $38,000 were realized on those sales.

      A summary of the consolidated net realized gains (losses) and the change in the difference between cost and quoted or estimated fair value for fixed maturity investments is as follows:

Change in the

                                         Net
difference between
                                      realized
amortized cost and

                                     investment
quoted or

estimated
 (in thousands)                         gains
fair value                    Total
                                      (losses)

 1996
      Fixed maturities                     ($14)
       ($923)                  ($937)

      Tax effect
         314                     314

 Totals                                    ($14)
       ($609)                  ($623)


 1995
 Fixed maturities                          ($26)
      $2,995                  $2,969

      Tax effect
        (347)                   (347)

 Totals                                    ($26)
      $2,648                  $2,622

 1994

      Fixed maturities                       $3
     ($2,833)                ($2,830)

      Tax effect
         292                     292

 Totals                                      $3
     ($2,541)                ($2,538)

      Realized gains and losses in the years ended December 31, 1996, 1995 and
1994 also arose from the sale of other investments.