Form 10-Q
period 1997-03-31
CONSUMERS FINANCIAL CORP
filed 1997-05-20
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



< X > Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                                                        Outstanding at
      Class of Common Stock                               May 1, 1997
          $.01 Stated Value                             2,596,917 shares




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER

Item 1.     Financial Statements:

            Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                  3

            Consolidated Statements of Operations -
                  Three Months ended March 31, 1997 and 1996            4 - 5

            Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            6

            Notes to Consolidated Financial Statements                  7 - 11

Item 2.     Management s Discussion and Analysis of Results of
            Operations and Financial Condition                          12 - 16


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           17

Item 2.     Changes in Securities                                       17

Item 3.     Defaults upon Senior Securities                             17

Item 4.     Submission of Matters to a Vote of Security Holders         17

Item 5.     Other Information                                           17

Item 6.     Exhibits and Reports on Form 8-K                            18 - 19



                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 March 31,1997           December 31,
 (in thousands)                                                   (Unaudited)                1996

 Assets
 Investments:
      Fixed maturities                                               $32,386               $42,618
      Mortgage loans on real estate                                    2,230                 2,286
      Policy loans                                                                             518
      Other invested assets                                            1,828                 1,866
      Short-term investments                                           4,094                 3,901

           Total investments                                          40,538                51,189

 Cash                                                                    510                   556
 Accrued investment income                                               664                   731
 Receivables                                                          19,366                20,290
 Prepaid reinsurance premiums                                         15,623                17,338
 Deferred policy acquisition costs                                    16,184                18,949
 Property and equipment                                                2,136                 2,168
 Other real estate                                                     1,120                 1,115
 Other assets                                                          2,869                 2,283

                                                                     $99,010              $114,619
 Liabilities, Redeemable Preferred Stock and
 Shareholders  Equity
 Liabilities:
      Future policy benefits                                         $23,466               $35,386
      Unearned premiums                                               54,381                56,178
      Other policy claims and benefits                                 2,669                 2,736
      Other liabilities                                                5,394                 5,495      Income taxes:
           Current                                                       806                 1,185
           Deferred                                                       64                   296

                                                                      86,780               101,276

 Redeemable preferred stock:      Series A, 8 1/2% cumulative
           net of treasury stock                                       4,702                 4,693

 Shareholders  equity:
     Common stock                                                         30                    30
     Capital in excess of stated value                                 7,966                 7,966
     Net unrealized appreciation
           of debt and equity securities                                (304)                   70
      Retained earnings                                                1,287                 2,009
      Treasury stock                                                  (1,451)               (1,425)

                                                                       7,528                 8,650
                                                                     $99,010              $114,619


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                        March 31,
           (IN THOUSANDS, EXCEPT PER SHARE DATA)                                   1997               1996

           Revenues:

                Premiums written                                                    $6,194            $7,523
                Decrease (increase) in unearned premiums                             1,797               483

                Gross premium income                                                 7,991             8,006

                Less reinsurance ceded                                               3,009            (3,139)
                Net premium income                                                   4,982             4,867

                Net investment income                                                  601               533
                Net realized investment losses                                         (72)               (1)

                Fees and other income                                                  299               442
                                                                                     5,810             5,841

           Benefits and expenses:
               Death and other benefits                                              3,249             2,878

               Amortization of deferred policy acquisition costs                     2,415             2,496
               Operating expenses                                                    1,056             1,376

                                                                                     6,720             6,750

           Loss from continuing operations before income tax benefit                  (910)             (909)

           Income tax benefit                                                         (431)             (253)

           Loss from continuing operations                                            (479)             (656)


           Discontinued operations:

                Income from operations of discontinued businesses
                   (net of income taxes)                                                                 232

                Loss on disposal of discontinued businesses
                   (net of income taxes)                                              (131)

                                                                                      (131)              232


           Net loss                                                                  ($610)            ($424)


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

                                                                                          Three Months Ended
                                                                                               March 31,

           (IN THOUSANDS, EXCEPT PER SHARE DATA)                                         1997             1996


           Per share data:

               Loss from continuing operations                                           ($0.23)          ($0.29)
               Discontinued operations                                                    (0.05)             0.09

               Net loss                                                                  ($0.28)          ($0.20)


               Weighted average number of shares outstanding                               2,609            2,617


           Loss per common share - assuming full dilution                                  *                *
                * Anti-dilutive


           Cash dividends declared per common share                                      None             None




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

          (in thousands)                                                     1997                 1996


 Cash flows from operating activities:

      Net loss                                                                 ($610)              ($424)

      Adjustments to reconcile net loss to net
           cash used in operating activities:
                Deferred policy acquisition costs                             (2,185)             (2,363)
                Amortization of deferred policy                                2,415               2,611
                Other amortization and depreciation                               63                 121
                Change in future policy benefits                                (697)                255
                Change in unearned premiums                                   (1,797)               (483)
                Change in amounts due reinsurers                                 182                 (11)
                Income taxes                                                  (1,149)               (198)
                Change in receivables                                          2,689                 598
                Change in other liabilities                                     (184)               (152)
                Other                                                           (143)               (528)
           Total adjustments                                                    (806)               (150)


      Net cash used in operating activities                                   (1,416)               (574)

 Cash flows from investing activities:
      Purchase of investments                                                 (5,046)             (1,131)

      Maturity of investments                                                    574               1,812
      Sale of investments                                                      5,970                 897
      Purchase of property and equipment                                                              (5)

      Net cash provided by investing activities                                1,498               1,573

 Cash flows from financing activities:
      Principal payments on debt                                                                    (165)
      Receipts from universal life and investment                                                  1,422
      Withdrawals on universal life and investment                                                (2,068)
      Purchase of treasury stock                                                 (26)                (45)
      Cash dividends to shareholders                                            (102)               (103)
      Net cash used in financing activities                                     (128)               (959)


 Net increase (decrease) in cash                                                 (46)                 40

 Cash at beginning of period                                                     556                 451

 Cash at end of period                                                          $510                $491



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

1.    GENERAL:
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and the consolidated results of its operations and changes in its cash flows for the three months ended March 31, 1997 and 1996. Certain prior year amounts have been reclassified to conform with classifications used for 1997. Such reclassifications had no impact on operating results.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    INCOME TAXES:
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                            March 31,            December
                                                              1997                  31,
                                                                                   1996
          Deferred tax liabilities:
               Fixed maturities                                                        $33
               Deferred policy acquisition costs             $5,503                  6,366.
               Other                                            377                    359
                                                              5,880                  6,758

          Deferred tax assets:
               Future policy benefits and financial           5,031                  5,796
               Net operating loss carry forwards              1,589                  1,589
               Other                                            420                    301
                                                              7,040                  7,686
               Valuation allowance for deferred tax          (1,224)                (1,224)

                                                              5,816                  6,462
          Net deferred tax liability                            $64                   $296


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


2.    INCOME TAXES (CONTINUED):

      Significant components of the provision for income taxes are as follows (in 000's):


                                                              1997               1996

               Current:

                    Federal                                   ($275)              ($93)
                    State                                        29                 18

                    Total current                              (246)               (75)


               Deferred                                        (185)              (178)

               Income tax benefit related
                 to continuing operations                      (431)              (253)

               Income tax expense

                 (benefit) included with
                 discontinued operations:

                     Current                                    (51)               110

                     Deferred                                   (16)                29
                                                                (67)               139

               Total income tax benefit                       ($498)             ($114)



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


2.    INCOME TAXES (CONTINUED):

      A reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                                           1997              1996


          Loss from continuing operations
            before income tax benefit                                       ($910)             ($909)


          Income tax benefit at 34% statutory rate on
               pre-tax loss                                                 ($309)             ($309)
          Dividends received deduction                                         (3)                (7)

          State income taxes                                                   19                 25
          Items not includable for tax purposes                                15                 17
          Other, net                                                         (153)                21


          Actual income tax benefit                                         ($431)             ($253)


3.    COMMITMENTS AND CONTINGENCIES:

      In connection with the cancellation of a joint venture agreement in 1996, the Company has agreed to pay $500,000 in cash to its former joint venture partner at the time the merger with LaSalle Group, Inc. (
      LaSalle) is consummated. In the event the merger with LaSalle is not completed, any payment to the joint venture partner will be determined under a separate calculation as follows: (a) if the Company enters into a transaction similar to the LaSalle transaction in which it is acquired by or merged with another entity, the parties have agreed to negotiate a mutually acceptable termination price; (b) if the Company enters into a transaction whereby, as part of a plan to terminate its insurance operations and sell all of its assets, it sells its credit insurance marketing organization to an unrelated third party, the Company has agreed to pay its former partner a pro rata share of the proceeds, if any, it receives from the sale of the marketing organization. The Company agreed to make such payments to the joint venture partner as consideration for terminating the venture, which will allow the Company to retain the profits or losses on credit insurance premiums previously reinsured to the partner.


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


3.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

        Reinsured risks would give rise to liability to the insurance subsidiaries only in the event that the reinsuring company is unable to meet its obligations under the reinsurance agreements in force.

In March 1997, the Company received a demand for arbitration and statement of claim from a former general agency with whom the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant is seeking monetary damages to compensate it for the Company s alleged failure to share profits and for other allege losses resulting from the Company s rejection of policy applications involving unacceptable risks. While management believes this claim is completely without merit and intends to vigorously defend itself in this matter, the ultimate outcome of this claim cannot be determined at this time.

In connection with the sale of the business and related operating assets of Interstate Auto Auction, Inc. in November 1996, the Company provided the buyer with limited indemnifications with respect to certain potential environmental liabilities asserted within two years from the closing date. The Company does not believe that these limited indemnifications will have a materially adverse effect on the Company s financial position or results of operations.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not result in a significant effect on the financial condition or future operating results of the Company or its subsidiaries. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company s financial statements.

CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


4.    REINSURANCE:

      The effect of reinsurance on premiums written and earned for the periods ended March 31, 1997 and 1996 was as follows:

                                        1997                             1996

          (in 000's)          Written           Earned         Written           Earned

          Direct                $6,468           $8,150          $8,000           $8,508
          Assumed                  278              392             617              592

          Ceded                 (1,845)          (3,560)         (3,832)          (4,064)


          Net                   $4,901           $4,982          $4,785           $5,036


Ceded benefits incurred through March 31, 1997 and 1996 are $2,550,204 and $2,936,647, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

5.    SUBSEQUENT EVENT:

On May 15, 1997, LaSalle informed the Company that it was unlikely that its original source of funding for the pending merger would be available by June 15, 1997 and that it is in the process of securing alternative funding. The Agreement and Plan of Merger, as amended, (the Agreement) required that LaSalle had to provide, on or before May 15, 1997, the cash funds or satisfactory evidence of such funds necessary to consummate the merger. If LaSalle failed to meet this requirement, the Company had the right to contact and conduct negotiations with other potential purchasers, and, further, either party was then entitled to terminate the Agreement on or after June 16, 1997. While LaSalle s financial advisor is confident that the alternative funding can be completed by June 15, 1997, the Company intends to exercise its right to renew its search for another acquiror to protect the Company in the event LaSalle s funding is not available by June 15.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

                                    OVERVIEW

The Company reported a net loss for the first quarter of 1997 of $610,000 ($.28 per share) compared to a loss of $424,000 ($.20 per share) in the first three months of 1996. However, the Company's loss from continuing operations was $479,000 in 1997 compared to a loss of $656,000 in 1996. The slight improvement in results from continuing operations is due to higher Federal income tax benefits in 1997. Discontinued operations for 1996 include $371,000 in pre-tax operating profits from the two discontinued segments ($232,000 after taxes). In 1997, the Company reported a $198,000 pre-tax loss ($131,000 after taxes) from discontinued operations, which arose principally from the unanticipated loss of $123,000 from the sale of bonds necessary to close the sale of the Company s individual life insurance business, as discussed below. The Company's remaining business segment, the Automotive Resource Division, continued to report operating losses in 1997. The Division's pre-tax operating loss was about level with the first quarter of 1996, as slightly higher claims were offset by reduced operating expenses.

A more detailed discussion of the operating performance of the Automotive Resource Division and a brief discussion of certain items which affected the two discontinued businesses are presented later in this analysis under Results of Operations.

The Company's planned merger with LaSalle Group, Inc. is still pending. On March 25, 1997, the Company's common shareholders approved the merger transaction, which is subject to the approval of insurance regulators in the four states in which the Company's insurance subsidiaries are domiciled.
The regulators are awaiting satisfactory evidence from LaSalle of the cash funds necessary to complete the transaction. On May 15, 1997, LaSalle disclosed to the Company that it was unlikely that its original source of funding for the merger would be available by June 15, 1997 and that it is in the process of securing alternate funding. While LaSalle s financial advisor is confident that the alternate funding can be completed by June 15, 1997, the Company intends to exercise its right to renew its search for another acquiror to protect the Company in the event LaSalle's funding is not available by June 15. Further information regarding this matter is presented in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q.

The following table compares revenues and operating results for the first three months of 1997 and 1996. All amounts relating to the Individual Life Insurance Division and the Auto Auction Division for 1996 have been presented as discontinued operations.

                                                               First Quarter

          (in thousands, except per share amounts)           1997          1996

          Total revenues by source:
               Premiums written                             $4,982        $4,867
               Net investment income                           601           533
               Realized investment losses                      (72)           (1)
               Fees and other income                           299           442

                                                            $5,810        $5,841

          Pre-tax loss from continuing operations:
               Automotive Resource Division                  ($833)        ($790)
               Other                                            (5)         (118)
                                                              (838)         (908)
               Realized investment losses                      (72)           (1)

          Pre-tax loss from continuing operations             (910)         (909)
          Income tax benefit                                  (431)         (253)

          Loss from continuing operations                     (479)         (656)

          Discontinued operations, net of income              (131)          232
          Net loss                                           ($610)        ($424)


          Income (loss) per common share:
             Loss from continuing operations                ($0.23)       ($0.29)
             Discontinued operations                         (0.05)         0.09

            Net loss                                        ($0.28)       ($0.20)



                              RESULTS OF OPERATIONS

The Company's pre-tax operating results can be best understood through an analysis of each of its three business units. The Automotive Resource Division, the Company's core business, is now the only continuing business segment. The Division's principal product is credit insurance, which it markets primarily through automobile dealers in six key states. It also markets automobile extended service contracts in a general agency capacity and generates other revenues from services it provides to its 900 automobile dealer customers. The Individual Life Insurance Division has not written any new business since 1992. The Company completed the sale of the Division's remaining block of insurance business on March 27, 1997. The transaction was effective January 1, 1997. Auto auction operations were conducted through the Company's subsidiary, Interstate Auto Action, Inc. until the sale of Interstate's business and related operating assets in late 1996.

CONTINUING OPERATIONS - AUTOMOTIVE RESOURCE DIVISION

Credit insurance premium revenues declined 15.6% in the first quarter of 1997 from $7.3 million to $6.2 million. Approximately $500,000 of the decrease was the result of the cancellation of unprofitable business in the states of North Carolina and Tennessee during 1996. In addition, numerous accounts in Virginia and Ohio were also canceled in 1996, resulting in further declines in premium revenues. The Division's credit insurance premium production remains significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's and the increase in automobile leasing, for which credit insurance is not generally sold. A consequence of the decline in written premiums has been a reduction in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios since 1989. Higher expense ratios have been a key reason for the unprofitable operating results the Division has experienced in recent years. During 1996, the Company lost the endorsement of the Pennsylvania Automotive Association which it held since 1987. The loss of the endorsement has thus far had only a minimal effect on the Company's premium levels. Although the absence of the endorsement is expected to have some additional effect on the Company's Pennsylvania premium production in the future, it is not expected to have a materially adverse impact on future operating results.
The Division's pre-tax
operating results for the first quarter of 1997 declined slightly from a $790, 000 loss in 1996 to a loss of $833,000. While increased claims were generally offset by reduced expenses, in 1996, the Division reported a $156,000 recovery of certain receivables which had been previously written off. In 1997, the Division also earned less fee income from its contract to administer another company's closed block of credit insurance business. General expenses in both periods now include expenses which had previously been allocated to the discontinued Individual Life Insurance Division and, to a much lesser extent, the discontinued Auto Auction Division. While the Division's expense ratio improved in 1997, the present ratio is still higher than the ratio which is required to return the Division to profitability. As noted above, the increased expense ratio compared to the ratio in the late 1980's is a key reason for the Division's decline in earnings. Further, as a result of the increase in claims in 1997 and 1996, claims ratios must also be reduced in order for the Division to report profitable operating results. The Company plans to terminate additional unprofitable accounts during the second quarter of 1997.

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

DISCONTINUED OPERATIONS - INDIVIDUAL LIFE INSURANCE DIVISION

As indicated above, effective January 1, 1997, the Company sold its remaining block of individual life insurance business. The Company will continue to administer the business for the purchaser through June 1997 and is receiving an administrative fee to cover its expenses. In March, the Company sold approximately $8.3 million in bonds in order to close the transaction and deliver to the buyer cash and other assets sufficient to cover the policy liabilities on the business less the buyer's purchase price.

Those sales resulted in a loss of approximately $123,000, which has been included with discontinued operations as an additional loss on the disposal of the business. The after-tax loss on the disposal of this discontinued business had originally been estimated to be approximately $914,000, which was included in the Company's 1996 financial statements.

DISCONTINUED OPERATIONS - AUTO AUCTION DIVISION

In late 1996, the Company sold the auto auction business and related operating assets (property and equipment and inventories) of Interstate Auto Auction for cash of $4.85 million. The Division's pre-tax income for the first three months of 1996, which excludes any continuing overhead, was $203,000, which has been presented in the current financial statements as income from discontinued operations. Approximately $1.7 million of the proceeds from the sale of the auto auction business was used to repay the remaining amount due on the Company's bank loans. The Company also contributed $1 million of the proceeds to its principal insurance subsidiary.

                               FINANCIAL CONDITION

                   (in thousands, except per share                March 31,              December 31,
          amounts)                                                   1997                    1996

          Invested assets                                              $40,538                  $51,189


          Total assets                                                 $99,010                 $114,619
          Total debt                                                     - 0 -                    - 0 -


          Total shareholders' equity and
               redeemable preferred stock                              $12,230                  $13,343


          Shareholders' equity per common share                          $2.89                    $3.31


INVESTED ASSETS

Invested assets at March 31, 1997 were $40.5 million compared to $51.2 million in investments at the end of 1996. A substantial portion of the decline is the result of the settlement on the sale of the individual life insurance business, in which the Company transferred approximately $8.8 million in cash and investments to the buyer. In addition, the invested asset base at year-end included approximately $500,000 which was required in the first quarter of 1997 to pay the Federal and state income taxes on the gain from the sale of the auto auction business in 1996.

The decrease in invested assets is also attributable to a $405,000 reduction in the carrying value of the Company's bond portfolio as a result of higher interest rates. The bond portfolio is carried at fair value pursuant to the requirements of Statement of Financial Accounting Standards No. 115, based on the Company's determination that all of its bonds should be considered as "available-for-sale", although the Company has no current intentions to sell any of these securities. The unrealized appreciation or depreciation on available-for-sale securities is reported as a separate component of shareholders' equity.

LIQUIDITY

The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues over the past several years have had an adverse impact on the insurance companies' operating cash flows. The Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Interstate Auto Auction and Consumers Car Care Corporation provide the Company with sources of cash which are not subject to insurance regulations that restrict their ability to transfer cash. The net cash provided by or used in operating activities for the three months ended March 31, 1997 and 1996 is presented in the Consolidated Statements of Cash Flows.

CAPITAL RESOURCES

The Company's total equity, including redeemable preferred stock, decreased by approximately $1.1 million in the first quarter of 1997. The decrease is attributable to (1) the first quarter loss of $610,000, (2) the decline in the carrying value of the bond portfolio ($405,000 less $31,000 in applicable deferred income tax benefits) and (3) $102,000 in dividends to preferred shareholders. Shareholders' equity per common share dropped from $3.31 at year end to $2.89 at March 31, 1997.

The Company s insurance subsidiaries utilize reinsurance agreements to finance their credit insurance operations and maintain adequate levels of statutory capital and surplus. These agreements minimize reductions of statutory surplus which result from new premium production.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
Except for the matters discussed in Note 3 to the Notes to Consolidated
      Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business during the three months ended March 31, 1997.

Item 2.  Changes in Securities

      During the three months ended March 31, 1997, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

Item 3.  Defaults upon Senior Securities

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

Item 4.  Submission of Matters to a Vote of Security Holders

      At a Special Meeting of Shareholders held on March 25, 1997, the Registrant s common shareholders approved a Plan of Merger between the Registrant and Consumers Acquisition Corp. ( CAC ), a wholly-owned subsidiary of LaSalle Group, Inc. The Plan of Merger provides for the merger of CAC with and into the Registrant, with the Registrant being the surviving corporation. Each outstanding share of the Registrant s common stock will be converted into the right to receive $3.78 per share in cash.

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            (11)  Computation of Earnings per Common Share.

                           PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K (continued):

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended March 31, 1997. However, on April 8, 1997, the Registrant filed a Form 8-K with respect to certain amendments which were made to the Agreement and Plan of Merger (the "Agreement") between the Registrant and LaSalle Group, Inc. dated October 30, 1996.The amendments (a) extended the time period for closing the merger transaction and (b) changed the formula for determining the final merger consideration to be received by the Registrant's common shareholders.

            The Registrant also filed a Form 8-K on May 8, 1997 in which it reported that the parties had agreed to forbear on exercising their respective rights to terminate the Agreement until after June 15, 1997. LaSalle further agreed that if, by May 15, 1997, it could not provide the Registrant with satisfactory evidence of the cash funds necessary to complete the merger, LaSalle would waive the exclusivity provision of the Agreement, thereby allowing the Registrant to solicit, after May 15, 1997, other offers for the sale of its assets or shares of its common stock.

            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONSUMERS FINANCIAL CORPORATION
                                             Registrant


Date   May 20, 1997           By    /S/ James C. Robertson

                                    James C. Robertson, President
                                    (Chief Executive Officer)




Date   May 20, 1997           By    /S/ R. Fredric Zullinger
                                    R. Fredric Zullinger
                                    Senior Vice President, Chief Financial
                                    Officer and Treasurer