Form 10-Q
period 1997-06-30
CONSUMERS FINANCIAL CORP
filed 1997-08-19
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997




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

                                                      Outstanding at
      Class of Common Stock                            July 31, 1997
          $.01 Stated Value                           2,597,406 shares



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX



PAGE
            PART 1.  FINANCIAL INFORMATION                              NUMBER

Item 1. Financial Statements:

        Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                         3

        Consolidated Statements of Operations -
            Six and Three Months ended June 30, 1997 and 1996           4 - 5

            Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                     6

        Notes to Consolidated Financial Statements                      7 - 11

Item 2. Management s Discussion and Analysis of Results of
            Operations and Financial Condition                          12-16


            PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                               17

Item 2. Changes in Securities                                           17

Item 3. Defaults upon Senior Securities                                 17

Item 4. Submission of Matters to a Vote of Security Holders             17

Item 5. Other Information                                               17

Item 6. Exhibits and Reports on Form 8-K                                17-18





                         PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                       June 30, 1997              December 31, 1996
 (in thousands)                        (Unaudited)

 Assets
 Investments:
      Fixed maturities                   $28,397                      $42,618
      Mortgage loans on real estate        2,147                        2,286
      Policy loans                                                        518
      Other invested assets                1,840                        1,866
      Short-term investments               5,760                        3,901

      Total investments                   38,144                       51,189 376                          556
 Accrued investment income                   523                          731
 Receivables                              19,972                       20,290
 Prepaid reinsurance premiums             12,226                       17,338
 Deferred policy acquisition costs        16,584                       18,949
 Property and equipment                    2,105                        2,168
 Other real estate                         1,012                        1,115
 Other assets                              2,392                        2,283

                                         $93,334                     $114,619

 Liabilities, Redeemable Preferred Stock and
 Shareholders  Equity
 Liabilities:
      Future policy benefits             $21,252                      $35,386
      Unearned premiums                   52,228                       56,178
      Other policy claims and benefits     2,505                        2,736
      Other liabilities                    5,190                        5,495
      Income taxes:
           Current                           240                        1,185
           Deferred                          102                          296

                                          81,517                      101,276

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative
      net of treasury stock                4,703                        4,693

 Shareholders  equity:
     Common stock                             30                           30
     Capital in excess of stated value     7,966                        7,966
     Net unrealized appreciation
           of debt and equity securities     122                           70
      Retained earnings                      474                        2,009
      Treasury stock                      (1,478)                      (1,425)
                                           7,114                        8,650

                                         $93,334                     $114,619


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Six Months Ended             Three Months Ended
 (in thousands, except per share data)                       June 30,                      June 30,

                                                       1997           1996            1997          1996
 Revenues:
      Premiums written                               $13,480         $16,510          $7,285        $8,987

      Decrease (increase) in unearned premiums          2,337           (406)            541          (889)


      Gross premium income                             15,817         16,104           7,826         8,098
      Less reinsurance ceded                           (5,567)        (6,235)         (2,559)       (3,096)


      Net premium income                               10,250          9,869           5,267         5,002

      Net investment income                             1,139          1,038             538           505
      Net realized investment gains (losses)              246            (22)            318           (22)

      Fees and other income                               542            752             244           311
                                                       12,177         11,637           6,367         5,796

 Benefits and expenses:
      Death and other benefits                          6,636          5,448           3,387         2,570

      Amortization of deferred policy
           acquisition costs                            4,609          4,957           2,194         2,461

      Operating expenses                                2,719          2,354           1,663           978
                                                       13,964         12,759           7,244         6,009

 Loss from continuing operations before income
     tax expense (benefit)                             (1,787)        (1,122)           (877)         (213)

 Income tax expense (benefit)                            (597)           (77)           (166)          176
 Loss from continuing operations                       (1,190)        (1,045)           (711)         (389)


 Discontinued operations:

    Income from operations of discontinued
        businesses (net of income taxes)                                 378                           146
    Gain (loss) on disposal of discontinued
        businesses (net of income taxes)                                (118)                           13
                                                         (118)           378              13           146


 Net loss                                             ($1,308)         ($667)          ($698)        ($243)



                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

                                                         Six Months Ended             Three Months Ended
 (in thousands, except per share data)                       June 30,                      June 30,

                                                         1997         1996            1997          1996

 Per share data:

        Loss from continuing operations                ($0.54)      ($0.48)         ($0.31)       ($0.19)
        Discontinued operations                          (0.05)        0.14                          0.05

        Net loss                                       ($0.59)      ($0.34)         ($0.31)       ($0.14)


        Weighted average number of shares
            outstanding                                 2,606        2,662          2,603         2,613




        Loss per common share - assuming full             *            *                *             *
            * Anti-dilutive




 Cash dividends declared per common share                None         None            None          None




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


          (in thousands)                                                     1997                 1996
 Cash flows from operating activities:

      Net loss                                                               ($1,308)              ($667)

      Adjustments to reconcile net loss to net
           cash provided by operating activities:
                Deferred policy acquisition costs                             (4,779)             (4,912)
                Amortization of deferred policy                                4,609               5,267
                Other amortization and depreciation                              126                 231
                Change in future policy benefits                              (2,911)                511
                Change in unearned premiums                                   (3,950)                406
                Change in amounts due reinsurers                                 (83)                183
                Income taxes                                                  (1,396)                220
                Change in prepaid reinsurance premiums                         5,112                (155)
                Change in other receivables                                    3,668                 238
                Change in other liabilities                                     (179)               (317)
                Other                                                           (411)               (676)

           Total adjustments                                                    (194)                996


      Net cash provided by (used in) operating activities                     (1,502)                329

 Cash flows from investing activities:
      Purchase of investments                                                 (8,962)             (4,677)
      Maturity of investments                                                    669               3,816
      Sale of investments                                                      9,885               2,067
      Purchase of property and equipment                                                             (14)
      Net cash provided by investing activities                                1,592               1,192


 Cash flows from financing activities:
      Principal payments on debt                                                                    (330)
      Receipts from universal life and investment                                                  2,598
      Withdrawals on universal life and investment                                                (3,456)
      Purchase of treasury stock                                                 (61)                (47)
      Cash dividends to shareholders                                            (209)               (205)

      Net cash used in financing activities                                     (270)             (1,440)


 Net increase (decrease) in cash                                                (180)                 81
 Cash at beginning of period                                                     556                 451


 Cash at end of period                                                          $376                $532



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

1.    GENERAL:
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of June 30, 1997, the consolidated results of its operations for the six and three months ended June 30, 1997 and 1996 and the consolidated changes in its cash flows for the six months ended June 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform with classifications used for 1997. Such reclassifications had no impact on operating results.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

      The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.    INCOME TAXES:
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                    June 30,         December 31,
                                                      1997                1996



 Deferred tax liabilities:
      Fixed maturities                                                        $33
      Deferred policy acquisition costs              $5,640                 6,366.
      Other                                             351                   359

                                                      5,991                 6,758
 Deferred tax assets:
      Future policy benefits and financial            5,117                 5,796
      Net operating loss carryforwards                1,589                 1,589
      Other                                             407                   301

                                                      7,113                 7,686
      Valuation allowance for deferred tax           (1,224)               (1,224)
                                                      5,889                 6,462

 Net deferred tax liability                            $102                  $296


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


2.    INCOME TAXES (CONTINUED):

      Significant components of the provision for income taxes are as follows (in 000's):

                                           Six Months                     Three Months

                                      1997            1996             1997            1996


 Current:
      Federal                         ($488)          ($387)           ($213)          ($294)

      State                              51              85               22              67

      Total current                    (437)           (302)            (191)           (227)


 Deferred                              (160)            225               25             403
 Income tax expense

       (benefit) related to
       continuing                      (597)            (77)            (166)            176

 Income tax expense
       (benefit) included

       discontinued
            Current                     (59)            183               (8)            73
            Deferred                                     54               16             25

                                        (59)            237                8             98
 Total income tax expense

       (benefit)                      ($656)           $160            ($158)          $274



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


2.    INCOME TAXES (CONTINUED):

      The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                         1997               1996
 Loss from continuing operations

     before income tax benefit                                    ($1,787)             ($1,122)


 Income tax benefit at 34% statutory rate on
      pre-tax loss                                                  ($608)               ($382)
 Dividends received deduction                                        (148)                  (5)

 State income taxes                                                    35                   29
 Items not includable for tax purposes                                 28                   43
 Other, net                                                            96                  238


 Actual income tax benefit                                          ($597)                ($77)


3.    COMMITMENTS AND CONTINGENCIES:

In connection with the cancellation of a joint venture agreement in 1996, the Company had agreed to pay $500,000 in cash to its former joint venture partner at the time the merger with LaSalle Group, Inc. (LaSalle) was consummated. As a result of the termination of the merger agreement, as discussed in Note 5, the $500,000 payment will not be made. The agreement with the joint venture partner provides that in the event the merger with LaSalle was not completed, any payment to the joint venture partner would be determined under a separate calculation as follows: (a) if the Company enters into a transaction similar to the LaSalle transaction in which it is acquired by or merged with another entity, the parties have agreed to negotiate a mutually acceptable termination price; (b) if the Company enters into a transaction whereby, as part of a plan to terminate its insurance operations and sell all of its assets, it sells its credit insurance marketing organization to an unrelated third party, the Company has agreed to pay its former partner a pro rata share of the proceeds, if any, it receives from the sale of the marketing organization. The Company agreed to make such payments to the joint venture partner as consideration for terminating the venture, which will allow the Company or its successors to retain the profits or losses on credit insurance premiums previously reinsured to the partner.

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (UNAUDITED)

3.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

Reinsured risks would give rise to liability to the insurance subsidiaries only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

In March 1997, the Company received a demand for arbitration and statement of claim from a former general agency with whom the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant is seeking monetary damages to compensate it for the Company s alleged failure to share profits and for other alleged losses resulting from the Company s rejection of policy applications involving unacceptable risks. While management believes this claim is completely without merit and intends to vigorously defend itself in this matter, the ultimate outcome of this claim cannot be determined at this time.

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


                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                         (UNAUDITED)


4.    REINSURANCE:

      The effect of reinsurance on premiums written and earned for the periods ended June 30, 1997 and 1996 was as follows:


                              1997                              1996
 (in 000's)          Written           Earned          Written           Earned

 Direct               $13,963          $16,078          $17,286           $16,913
 Assumed                  520              742            1,217             1,184

 Ceded                  3,071           (6,570)           7,987             7,832


 Net                  $11,412          $10,250          $10,516           $10,265


Ceded benefits incurred through June 30, 1997 and 1996 are $4,537,280 and $5,507,541, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

5.    SUBSEQUENT EVENT

On July 25, 1997, the Company terminated its merger agreement with LaSalle because, despite continued assurances to the contrary, LaSalle was unable to provide the cash funds necessary to complete the merger transaction, which would have provided the Company s common shareholders with cash of $3.78 per share. On July 28, 1997, the Company signed a letter of intent to sell its credit insurance operations, which includes its inforce block of credit insurance policies and its marketing organization and accounts, along with the Company s principal life insurance subsidiary to Life of the South Corporation. The sale transaction is subject to the completion of a due diligence review by Life of the South, insurance regulatory approval and the approval of the Company s common shareholders.

      The selling price for the marketing organization is contingent upon the amount of premiums produced by the Company s current accounts in the future and will be received over a five-year period. During this period, the Company intends to liquidate its remaining assets and pay all creditors and preferred shareholders. All remaining assets will then be distributed to the Company s common shareholders.


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                        OPERATIONS AND FINANCIAL CONDITION


                                    OVERVIEW

The Company reported a net loss in the second quarter of 1997 of $697,000
($.31 per share) compared to a $243,000 loss ($.14 per share) in the same period of 1996. For the first six months of 1997, the Company's loss totaled $1.3 million ($.59 per share) versus a loss of $667,000 ($.34 per share) in the first half of 1996. The Company's year-to-date loss from continuing operations was $1.2 million in 1997 compared to a $1 million loss in 1996. The poorer results are attributable to higher life and disability claims in the Company's credit insurance operations in the second quarter. A more detailed discussion of the operating performance of the Automotive Resource Division and a brief discussion of certain items which affected the two discontinued businesses are presented later in this analysis under Results of Operations.

The Company's planned merger with LaSalle Group, Inc. was terminated on July 25, 1997 as a result of LaSalle's inability to provide the funding necessary to complete the merger transaction. On July 28, 1997, the Company signed a letter of intent to sell its credit insurance operations and its principal insurance subsidiary to Life of the South Corporation, a Georgia-based insurance holding company with administrative offices in Florida.
Closing on the transaction is subject to completion of due diligence by Life of the South, insurance regulatory approval and the approval of the Company's shareholders.

The Company intends to liquidate its remaining assets, pay all creditors and preferred shareholders and distribute the remaining cash to its common shareholders. Since the selling price for the Company's marketing organization will be received over a five-year period, the final distribution to common shareholders cannot be made until the end of the five-year period. The planned sale of the Company's insurance operations and the liquidation of its remaining assets are essential to preserving shareholder value in light of the continuing losses the Company has incurred in recent years.

The following table presents year-to-date and second quarter revenues and operating results for 1997 and 1996. All amounts relating to the Individual Life Insurance Division and the Auto Auction Division for 1996 have been presented as discontinued operations for comparative purposes.


                                                         Six Months                    Second Quarter

 (in thousands, except per share amounts)            1997            1996             1997           1996


 Total revenues by source:
      Premiums written                              $10,250           $9,869          $5,268        $5,002
      Net investment income                           1,139            1,038             538           505
      Realized investment gains (losses)                246              (22)            318           (21)
      Fees and other income                             542              752             243           310
                                                    $12,177          $11,637          $6,367        $5,796

 Pre-tax loss from continuing operations:
      Automotive Resource Division                  ($1,932)           ($930)        ($1,099)        ($140)
      Other                                            (101)            (170)            (96)          (52)

                                                     (2,033)          (1,100)         (1,195)         (192)
      Realized investment gains (losses)                246              (22)            318           (21)
 Pre-tax loss from continuing operations             (1,787)          (1,122)           (877)         (213)
 Income tax expense (benefit)                          (597)             (77)           (166)          176

 Loss from continuing operation                      (1,190)          (1,045)           (711)         (389)

 Discontinued operations, net of income                (118)             378              13           146

 Net loss                                           ($1,308)           ($667)          ($698)        ($243)

 Income (loss) per common share:
        Loss from continuing operations             ($0.54)          ($0.48)         ($0.31)         ($0.19)
        Discontinued operations                      (0.05)            0.14                            0.05

        Net Loss                                    ($0.59)          ($0.34)         ($0.31)         ($0.14)


                                    RESULTS OF OPERATIONS

The Company's pre-tax operating results can be best understood through an analysis of each of its three business units. The Automotive Resource
Division, the Company's core business, is now the only continuing business segment. The Division's principal product is credit insurance, which it markets primarily through automobile dealers in six key states. It also markets automobile extended service contracts in a general agency capacity and generates other revenues from services it provides to its 900 automobile dealer customers. The Individual Life Insurance Division has not written any new business since 1992. The Company completed the sale of the Division's remaining block of insurance business on March 27, 1997. The transaction was effective January 1, 1997. Auto auction operations were conducted through the Company's subsidiary, Interstate Auto Auction, Inc. until the sale of Interstate's business and related operating assets in late 1996.

CONTINUING OPERATIONS - AUTOMOTIVE RESOURCE DIVISION

Credit insurance premium revenues in the second quarter decreased by 17.5% to $7.3 million, following a 15.6% decline in the first quarter of 1997. For the year, premium revenues totaled $13.5 million, a 16.6% drop from the $16.2 million in revenues reported in the first half of 1996. A significant portion of the decline in revenues is attributable to the cancellation of unprofitable business by the Company. In mid-1996, the Company cancelled all of its business in the state of North Carolina. Later in that year, all of the accounts in Tennessee and certain unprofitable accounts in Virginia and Ohio were also cancelled. However, even without the effects of the cancelled business, the Division's credit insurance premium production is significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's and due to the increase in automobile leasing, for which credit insurance is generally not sold. A consequence of the decline in written premiums has been a reduction in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios. Higher expense ratios are a key reason for the unprofitable operating results the Division has experienced in recent years.
The Division's pre-tax operating
results for the first six months of 1997 declined significantly from a $930,000 loss in 1996 to a $1.9 million loss in 1997. All of the decline occurred in the second quarter, as a result of substantially higher life and disability claims. A decrease in earned premiums due to a decline in the written premium base, as discussed above, also contributed to the poorer results.

The continued unprofitable results have led to the planned sale of the Company's insurance operations (its inforce block of insurance business, its marketing organization and its principal insurance subsidiary) to Life of the South Corporation, as stated above.

DISCONTINUED OPERATIONS - INDIVIDUAL LIFE INSURANCE DIVISION

As indicated above, effective January 1, 1997, the Company sold its remaining block of individual life insurance business. The Company continued to administer the business for the purchaser through June 1997 and received an administrative fee to cover its expenses. In March, the Company sold approximately $8.3 million in bonds in order to close the transaction and deliver to the buyer cash and other assets sufficient to cover the policy liabilities on the business less the buyer's purchase price.

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

DISCONTINUED OPERATIONS - AUTO AUCTION DIVISION

In late 1996, the Company sold the auto auction business and related operating assets (property and equipment and inventories) of Interstate Auto Auction for cash of $4.85 million. The Division's net income for the first six months of 1996, which excludes any continuing overhead, was $248,000. This amount has been presented in the current financial statements as income from discontinued operations. Approximately $1.7 million of the proceeds from the sale of the auto auction business was used to repay the remaining amount due on the Company's bank loans. The Company also contributed $1 million of the proceeds to its principal insurance subsidiary.

                                     FINANCIAL CONDITION

          (in thousands, except per share                 June 30,               December 31,
 amounts)                                                   1997                     1996

 Invested assets                                              $38,144                   $51,189


 Total assets                                                 $93,334                  $114,619


 Total debt                                                        $0                        $0


 Total shareholders' equity and redeemable
      preferred stock                                         $11,817                   $13,343


 Shareholders' equity per common share                          $2.74                     $3.31


INVESTED ASSETS

Invested assets at June 30, 1997 were $38.1 million compared to $51.2 million in investments at the end of 1996. A substantial portion of the decline is the result of the settlement on the sale of the individual life insurance business, in which the Company transferred approximately $8.8 million in cash and investments to the buyer. In addition, the invested asset base at year-end included approximately $500,000 which was required in the first quarter of 1997 to pay the Federal and state income taxes on the gain from the sale of the auto auction business in 1996.

The Company s bond portfolio is carried at fair value (which approximates amortized cost at June 30, 1997) pursuant to the requirements of Statement of Financial Accounting Standards No. 115, based on the Company's determination that all of its bonds should be considered as "available-for-sale", although the Company has no current intentions to sell any of these securities. The unrealized appreciation or depreciation on available-for-sale securities is reported as a separate component of shareholders' equity. The planned sale of the Company s credit insurance business, as discussed previously, will result in the sale of substantially all of the Company s bond investments, since the Company must deliver cash to the buyer to cover the policy reserve liabilities being transferred less the buyer s purchase price.

LIQUIDITY

The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues over the past several years have had an adverse impact on the insurance companies' operating cash flows. The Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Consumers Car Care Corporation provides the Company with sources of cash which are not subject to insurance regulations that restrict its ability to transfer cash. Similarly, prior to the sale of its business, Interstate Auto Auction also provided an unrestricted source of cash. The net cash provided by or used in operating activities for the six months ended June 30, 1997 and 1996 is presented in the Consolidated Statements of Cash Flows.

CAPITAL RESOURCES

The Company's total equity, including redeemable preferred stock, decreased by approximately $1.5 million in the first six months of 1997. The decrease is attributable to (1) the year-to-date loss of $1.3 million and (2) $209,000 in dividends to preferred shareholders. Shareholders' equity per common share dropped from $3.31 at year end to $2.74 at June 30, 1997.

The Company s insurance subsidiaries utilize reinsurance agreements to finance their credit insurance operations and maintain adequate levels of statutory capital and surplus. These agreements minimize reductions of statutory surplus which result from new premium production.

                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except for the matters discussed in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 1997.

ITEM 2.  CHANGES IN SECURITIES

During the three months ended June 30, 1997, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
The registrant has not defaulted in
the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 1997.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits required to be filed by Item 601 of Regulation S-K:

      (11)  Computation of Earnings per Common Share.

                     PART II.  OTHER INFORMATION (CONTINUED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

      (b)   Reports on Form 8-K:

         On April 8, 1997, the registrant filed a Form 8-K with respect to certain amendments which were made to the Agreement and Plan of Merger (the "Merger Agreement") between the registrant and LaSalle Group, Inc. dated October 30, 1996.The amendments (a) extended the time period for closing the merger transaction and (b) changed the formula for determining the final merger consideration to be received by the registrant's common shareholders.

         The registrant also filed a Form 8-K on May 8, 1997 in which it reported that the parties had agreed to forbear on exercising their respective rights to terminate the Merger Agreement until after June 15, 1997. LaSalle further agreed that if, by May 15, 1997, it could not provide the Registrant with satisfactory evidence of the cash funds necessary to complete the merger, LaSalle would waive the exclusivity provision of the Merger Agreement, thereby allowing the registrant to solicit, after May 15, 1997, other offers for the sale of its assets or shares of its common stock.

         On August 11, 1997, the registrant filed another Form 8-K to report the July 25, 1997 termination of the Merger Agreement as a result of LaSalle s inability to provide the funding necessary to complete the merger transaction. The August 11 filing also reported that the registrant had signed a letter of intent to sell its credit insurance operations to Life of the South Corporation.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONSUMERS FINANCIAL CORPORATION
                                                 Registrant
Date   August 19, 1997              By    /S/ James C. Robertson
                                          James C. Robertson, President
                                          (Chief Executive Officer)



Date   August 19, 1997              By    /S/ R. Fredric Zullinger
                                          R. Fredric Zullinger
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer