Form 10-Q
period 1997-09-30
CONSUMERS FINANCIAL CORP
filed 1997-11-14
CIK 100320

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549



                                       FORM 10-Q



          Quarterly report pursuant to Section 13 or 15(d) of the Securities
                                 Exchange Act of 1934

                   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997




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

                                                              Outstanding at
            Class of Common Stock                           October 31, 1997
               $.01 Stated Value                             2,596,155 shares



                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                         INDEX



            PAGE
                  PART I.  FINANCIAL INFORMATION
      NUMBER

      Item 1. Financial Statements:

              Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996              3

              Consolidated Statements of Operations -
              Nine and Three Months ended September 30, 1997 and 1996   4 - 5

              Consolidated Statements of Cash Flows -

                  Nine Months Ended September 30, 1997 and 1996         6

              Notes to Consolidated Financial Statements                7 - 12

      Item 2. Management s Discussion and Analysis of Results of
                  Operations and Financial Condition                    13-17


                  PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                         18

      Item 2. Changes in Securities                                     18

      Item 3. Defaults upon Senior Securities                           18

      Item 4. Submission of Matters to a Vote of Security Holders       18

      Item 5. Other Information                                         18

      Item 6. Exhibits and Reports on Form 8-K                          18





                            PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                     September 30, 1997            December 31, 1996
          (in thousands)                                                 (Unaudited)

          Assets
          Investments:
               Fixed maturities                                              $32,459                      $42,618
               Mortgage loans on real estate                                   2,112                        2,286
               Policy loans                                                                                   518
               Other invested assets                                           1,841                        1,866
               Short-term investments                                          4,747                        3,901

                    Total investments                                         41,159                       51,189

          Cash                                                                   503                          556
          Accrued investment income                                              596                          731
          Receivables                                                         16,848                       20,290
          Prepaid reinsurance premiums                                        10,926                       17,338
          Deferred policy acquisition costs                                   16,877                       18,949
          Property and equipment                                               2,074                        2,168
          Other real estate                                                    1,012                        1,115
          Other assets                                                         1,495                        2,283

                                                                             $91,490                     $114,619
          Liabilities, Redeemable Preferred Stock and
          Shareholders  Equity
          Liabilities:
               Future policy benefits                                        $21,074                      $35,386
               Unearned premiums                                              51,836                       56,178
          Other policy claims and benefits payable                             2,482                        2,736
               Other liabilities                                               4,111                        5,495
               Income taxes:
                    Current                                                       21                        1,185
                    Deferred                                                      49                          296

                                                                              79,573                      101,276
          Redeemable preferred stock:
               Series A, 8 1/2% cumulative convertible
                    net of treasury stock                                      4,679                        4,693

          Shareholders  equity:
              Common stock                                                        30                           30
              Capital in excess of stated value                                7,989                        7,966
              Net unrealized appreciation
                    of debt and equity securities                                230                           70
               Retained earnings                                                 460                        2,009
               Treasury stock                                                 (1,471)                      (1,425)

                                                                               7,238                        8,650

                                                                             $91,490                     $114,619


                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                                 Nine Months Ended             Three Months Ended
          (in thousands, except per share data)                    September 30,                  September 30,

                                                                1997           1996            1997          1996
          Revenues:
               Premiums written                               $20,535         $24,328          $7,055        $7,818

               Decrease (increase) in unearned premiums          2,858           (146)            521           260


               Gross premium income                             23,393         24,182           7,576         8,078
               Less reinsurance ceded                           (7,771)        (9,261)         (2,204)       (3,026)


               Net premium income                               15,622         14,921           5,372         5,052

               Net investment income                             1,589          1,578             450           540
               Net realized investment gains (losses)              224           (158)            (22)         (136)

               Fees and other income                               903          1,070             361           318
                                                                18,338         17,411           6,161         5,774

          Benefits and expenses:
               Death and other benefits                          9,456          8,187           2,820         2,739

               Amortization of deferred policy
                    acquisition costs                            7,080          7,434           2,471         2,477

               Operating expenses                                3,711          3,556             992         1,202
                                                                20,247         19,177           6,283         6,418

          Loss from continuing operations before income
              tax benefit                                       (1,909)        (1,766)           (122)         (644)

          Income tax benefit                                      (828)          (440)           (231)         (363)
          Income (loss) from continuing operations              (1,081)        (1,326)            109          (281)


          Discontinued operations:
            Income from operations of discontinued
              businesses (net of income taxes)                                    435                            57
            Loss on disposal of discontinued
              businesses (net of income taxes)                    (125)                            (7)
                                                                  (125)           435              (7)           57


          Net income (loss)                                    ($1,206)         ($891)           $102         ($224)



                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)
                                      (UNAUDITED)

                                                        Nine Months Ended             Three Months Ended
 (in thousands, except per share data)                    September 30,                  September 30,

                                                         1997         1996            1997          1996

 Per share data:

        Loss from continuing operations                ($0.55)      ($0.64)         ($0.01)       ($0.15)
        Discontinued operations                          (0.05)        0.17                          0.02

        Net loss                                       ($0.60)      ($0.47)         ($0.01)       ($0.13)


        Weighted average number of shares
            outstanding                                   2,602      2,614           2,597         2,612




  Loss per common share-assuming full dilution            *            *                *             *
            * Anti-dilutive




 Cash dividends declared per common share                None         None            None          None




                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)


                   (in thousands)                                                    1997                 1996
          Cash flows from operating activities:

               Net loss                                                              ($1,206)              ($892)

               Adjustments to reconcile net loss to net
                    cash provided by operating activities:
                    Deferred policy acquisition costs                                 (7,543)             (7,427)
                Amortization of deferred policy acquisition costs                      7,080               7,854
                         Other amortization and depreciation                             318                 351
                         Change in future policy benefits                             (3,089)               (102)
                         Change in unearned premiums                                  (4,342)                146
                         Change in amounts due reinsurers                             (1,022)               (232)
                         Income taxes                                                 (1,828)               (426)
                         Change in prepaid reinsurance premiums                        6,411                 689
                         Change in other receivables                                   4,303               2,006
                         Change in other liabilities                                    (307)               (242)
                         Other                                                            42                (608)

                    Total adjustments                                                     23               2,009

               Net cash provided by (used in) operating activities                    (1,183)              1,117


          Cash flows from investing activities:
               Purchase of investments                                               (12,061)             (7,038)
               Maturity of investments                                                   738               4,929
               Sale of investments                                                    12,832               3,541
               Purchase of property and equipment                                                            (27)

               Net cash provided by investing activities                               1,509               1,405


          Cash flows from financing activities:
          Principal payments on debt                                                                   (680)
              Receipts from universal life and investment products                                         3,656
             Withdrawals on universal life and investment products                                        (4,935)
               Purchase of treasury stock                                                (63)                (48)
               Cash dividends to shareholders                                           (316)               (307)

               Net cash used in financing activities                                    (379)             (2,314)

          Net increase (decrease) in cash                                                (53)                208

          Cash at beginning of period                                                    556                 451


          Cash at end of period                                                         $503                $659



                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)

      1.    GENERAL:

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of September 30, 1997, the consolidated results of its operations for the nine and three months ended September 30, 1997 and 1996 and the consolidated changes in its cash flows for the nine months ended September 30, 1997 and 1996. Certain prior year amounts have been reclassified to conform with classifications used for 1997. Such reclassifications had no impact on operating results.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Form 10-K.

      The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      2.    INCOME TAXES:

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                September        December
                                                                   30,              31,
                                                                  1997             1996


          Deferred tax liabilities:
               Fixed maturities                                    $117                $33

               Deferred policy acquisition costs                  5,741              6,366.
                                                                                        00

               Other                                                318                359
                                                                  6,176              6,758

          Deferred tax assets:

          Future policy benefits and financial                    5,158              5,796
          reinsurance
               Net operating loss carryforwards                   1,794              1,589

               Other                                                399                301

                                                                  7,351              7,686
               Valuation allowance for deferred tax              (1,224)            (1,224)
          assets

                                                                  6,127              6,462

          Net deferred tax liability                                $49               $296



                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)


      2.    INCOME TAXES (CONTINUED):

            Significant components of the provision for income taxes are as follows (in 000's):


                                                   Nine months                     Three Months
                                               1997            1996             1997           1996

          Current:

               Federal                         ($609)          ($435)           ($121)          ($48)
               State                              82               5               31            (80)

               Total current                    (527)           (430)             (90)          (128)


          Deferred                              (301)            (10)            (141)          (235)

          Income tax benefit
                related to

                operations                      (828)           (440)            (231)          (363)
          Income tax expense

                (benefit) included
                discontinued

                     Current                     (47)            305               12            122
                     Deferred                    (26)            (23)             (26)           (77)

                                                 (73)            282              (14)            45


          Total income tax benefit             ($901)         ($158)            ($245)         ($318)


                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)


      2.    INCOME TAXES (CONTINUED):

      The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):


                                                                   1997               1996
 Loss from continuing operations

     before income tax benefit                                    ($1,909)             ($1,766)



 Income tax benefit at 34% statutory rate on
      pre-tax loss                                                  ($649)               ($600)

 Dividends received deduction                                        (149)                (114)

 Effect of rate difference on net operating loss                       (4)                 242
 carryback
 State income taxes                                                    54                   16

 Items not includable for tax purposes                                 28                   68

 Other, net                                                          (108)                 (52)


 Actual income tax benefit                                          ($828)               ($440)





         3.    COMMITMENTS AND CONTINGENCIES:

      In August 1997, the Company received a notice of proposed adjustment from the Internal Revenue Service as a result of a recently completed tax examination for the years ended December 31, 1992 and 1993. The Company is currently seeking to have the adjustment rescinded. Based on the current status of this matter, the Company does not believe it is probable that a material amount of additional taxes will be due.

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

                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)

      3.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

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



                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)

      4.    REINSURANCE:

            The effect of reinsurance on premiums written and earned for the periods ended September 30, 1997 and 1996 was as follows:


                               1997                              1996

 (in 000's)          Written           Earned          Written           Earned

 Direct               $21,408          $23,931          $25,531           $25,340

 Assumed                  734            1,068            1,742             1,787

 Ceded                 (4,449)          (9,376)         (10,761)            1,145


 Net                  $17,693          $15,623          $16,512           $15,677



      Ceded benefits incurred through September 30, 1997 and 1996 are $4,567,904 and $7,622,896, respectively. These losses were deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

      5.    OTHER DEVELOPMENTS

      On July 25, 1997, the Company terminated its merger agreement with LaSalle because, despite continued assurances to the contrary, LaSalle was unable to provide the cash funds necessary to complete the merger transaction, which would have provided the Company s common shareholders with cash of $3.78 per share. On July 28, 1997, the Company signed a letter of intent to sell its credit insurance operations, which includes its inforce block of credit insurance policies and its marketing organization and customer accounts to Life of the South Corporation.
      The sale transaction is subject to insurance regulatory approval and the approval of the Company s shareholders. The original letter of intent was amended in September 1997 to modify certain aspects of the proposed transaction.

      The selling price for the marketing organization is contingent upon the amount of premiums produced by the Company s current customer accounts in the future and will be received over a five-year period. During this period, the Company intends to liquidate its remaining assets and pay all creditors and preferred shareholders. All remaining assets will then be distributed to the Company s common shareholders. However, if prior to completing the liquidation process, the Company receives an offer or offers to sell, merge or otherwise combine the Company with another organization which the Board of Directors believes are more favorable to the shareholders, the Company will pursue these potential transactions in lieu of a liquidation.


                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                      (UNAUDITED)


      5.    OTHER DEVELOPMENTS (CONTINUED)

      If the sale of the Company s inforce block of insurance business is completed on the terms which have been agreed to, the transaction is expected to result in a significant loss to the Company. The after-tax loss is estimated to be between $3.7 million and $4.2 million. No provision for the estimated loss has been made in the September 30, 1997 financial statements because the transaction is still subject to the execution of definitive agreements, insurance regulatory approval and shareholder approval.


              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                           OPERATIONS AND FINANCIAL CONDITION

                                       OVERVIEW

      The Company reported net income of $102,000 (a loss of $.01 per share) in the third quarter of 1997 compared to a net loss of $225,000 ($.13 per share) in the same period of 1996. For the first nine months of 1997, the Company's net loss increased to $1.2 million ($.60 per share) compared to an $891,000 loss ($.47 per share) in 1996. However, the year-to-date loss from continuing operations improved slightly from $1.3 million in 1996 to $1.1 million in the current year. The reduced loss is attributable to higher income tax benefits than in 1996. A more detailed discussion of the operating performance of the Automotive Resource Division and a brief discussion of certain items which affected the Company's two discontinued businesses are presented later in this analysis under Results of Operations.

      The Company's planned merger with LaSalle Group, Inc. was terminated on July 25, 1997 as a result of LaSalle's inability to provide the funding necessary to complete the merger transaction. On July 28, 1997, the Company signed a letter of intent to sell its credit insurance operations and its principal insurance subsidiary to Life of the South Corporation, a Georgia-based insurance holding company with administrative offices in Florida. Closing on the transaction is subject to the execution of definitive agreements, insurance regulatory approval and the approval of the Company's shareholders. The Company intends to liquidate its remaining assets, pay all creditors and preferred shareholders and distribute the remaining cash to its common shareholders. Since the selling price for the Company's marketing organization will be received over a five-year period, the final distribution to common shareholders cannot be made until the end of the five-year period. The planned sale of the Company's insurance operations and the liquidation of its remaining assets are essential to preserving shareholder value in light of the continuing losses the Company has incurred in recent years. If, prior to completing this liquidation process, the Company receives an offer or offers to sell, merge or otherwise combine the Company with another organization which are viewed by the Board of Directors as more favorable to the Company's shareholders, the Company will pursue these potential transactions.

      If the sale of the Company s inforce block of insurance business is completed on the terms which have been agreed to, the transaction is expected to result in a significant loss to the Company. The after-tax loss is estimated to be between $3.7 million and $4.2 million. No provision for the estimated loss has been made in the September 30, 1997 financial statements because the transaction is still subject to the execution of definitive agreements, insurance regulatory approval and shareholder approval.


      The following table presents year-to-date and third quarter revenues and operating results for 1997 and 1996. All amounts relating to the Individual Life Insurance Division and the Auto Auction Division for 1996 have been presented as discontinued operations for comparative purposes.

                                                         Nine months                      Third Quarter

 (in thousands, except per share amounts)            1997            1996             1997            1996

 Total revenues by source:

      Premiums written                              $20,535          $24,328          $7,055          $7,817

      Net investment income                           1,589            1,578             450             540

      Realized investment gains (losses)                224             (158)            (22)           (136)
      Fees and other income                             903            1,070             360             317



                                                    $23,251          $26,818          $7,843          $8,538


 Pre-tax loss from continuing operations:

      Automotive Resource Division                  ($2,162)         ($1,392)          ($230)          ($462)

      Other                                              29             (216)            130             (46)


                                                     (2,133)          (1,608)           (100)           (508)

      Realized investment gains (losses)                224             (158)            (22)           (136)


 Pre-tax loss from continuing operations             (1,909)          (1,766)           (122)           (644)

 Income tax expense (benefit)                          (828)            (440)           (231)           (363)


 Income (loss) from continuing operation             (1,081)          (1,326)            109            (281)


 Discontinued operations, net of income                (125)             435              (7)             56
 taxes

 Net income (loss)                                  ($1,206)           ($891)           $102           ($225)




 Income (loss) per common share:

        Loss from continuing operations              ($0.55)         ($0.64)         ($0.01)         ($0.01)
        Discontinued operations                       (0.05)           0.17



        Net loss                                     ($0.60)         ($0.47)         ($0.01)         ($0.01)




                                    RESULTS OF OPERATIONS

      The Company's pre-tax operating results can be best understood through an analysis of each of its business units. The Automotive Resource Division, the Company's core business, is now the only continuing business segment.
      The Division's principal product is credit insurance, which it markets primarily through automobile dealers in six key states. It also markets automobile extended service contracts in a general agency capacity and generates other revenues from services it provides to its 900 automobile dealer customers. The Individual Life Insurance Division has not written any new business since 1992. The Company completed the sale of the Division's remaining block of insurance business on March 27, 1997 in a transaction which was effective January 1, 1997. Auto auction operations were conducted through the Company's subsidiary, Interstate Auto Auction, Inc. until the sale of Interstate's business and related operating assets in late 1996.

      CONTINUING OPERATIONS - AUTOMOTIVE RESOURCE DIVISION

      Credit insurance premiums in the third quarter decreased by 9% to $7.1 million. For the year, written premiums totaled $20.6 million, which is a 14% drop from the $24.0 million in revenues reported in the first nine months of 1996. A significant portion of the decline in revenues is attributable to the cancellation of unprofitable business by the Company.
      In mid-1996, the Company cancelled all of its business in the state of North Carolina. Later in that year, all of the accounts in Tennessee and certain unprofitable accounts in Virginia and Ohio were also cancelled.
      However, even without the effects of the cancelled business, the Division's credit insurance premium production is significantly below pre-1990 levels due to the declines which occurred during the economic recession of the early 1990's and due to the increase in automobile leasing, for which credit insurance is generally not sold. A consequence of the decline in written premiums has been a reduction in earned premiums, which in turn has resulted in a substantial increase in operating expense ratios. Higher expense ratios are a key reason for the unprofitable operating results the Division has experienced in recent years.

      Although the Division's pre-tax operating results improved slightly in the third quarter, year-to-date results declined significantly from a $1.4 million loss last year to a 2.2 million loss in 1997. The decline is the result of higher credit insurance claims ratios for both life and disability business. Lower expenses partially offset the higher claims.
      A decrease in earned premiums due to a decline in the written premium base, as discussed above, also contributed to the poorer results.

      The continued unprofitable results in this Division have led to the planned sale of the Company's credit insurance operations (consisting of its inforce block of business and its marketing organization and customer accounts) to Life of the South Corporation, as discussed above.

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

      DISCONTINUED OPERATIONS - AUTO AUCTION DIVISION

      In late 1996, the Company sold the auto auction business and related operating assets (property and equipment and inventories) of Interstate
      Auto Auction for cash of $4.85 million. The Division's net income for the first nine months of 1996, which excludes any continuing overhead, was $248,000. This amount has been presented in the current financial statements as income from discontinued operations. Approximately $1.7 million of the proceeds from the sale of the auto auction business was used to repay the remaining amount due on the Company's bank loans. The
      Company also contributed $1 million of the proceeds to its principal insurance subsidiary.

                                  FINANCIAL CONDITION


          (in thousands, except per share              September 30,             December 31,
 amounts)                                                   1997                     1996

 Invested assets                                              $41,159                   $51,189


 Total assets                                                 $91,490                  $114,619


 Total debt                                                        $0                        $0


 Total shareholders' equity and redeemable
 preferred stock                                              $11,917                   $13,343


 Shareholders' equity per common share                          $2.79                     $3.31


      INVESTED ASSETS

      Invested assets at September 30, 1997 were $41.2 million compared to $51.2 at the end of 1996. A substantial portion of the decline is the result of the settlement on the sale of the individual life insurance business, in which the Company transferred approximately $8.8 million in cash and investments to the buyer. In addition, the invested asset base at year-end included approximately $500,000 which was required in the first quarter of 1997 to pay the Federal and state income taxes on the gain from the sale of the auto auction business in 1996.

      The Company s bond portfolio is carried at fair value (which approximates amortized cost at September 30, 1997) pursuant to the requirements of Statement of Financial Accounting Standards No. 115, based on the Company's determination that all of its bonds should be considered as "available-for-sale", although the Company has no current intentions to sell any of these securities. The unrealized appreciation or depreciation on available-for-sale securities is reported as a separate component of shareholders' equity. The planned sale of the Company s credit insurance business, as discussed previously, will result in the sale of substantially all of the Company s bond investments, since the Company must deliver cash to the buyer to cover the difference between the policy reserve liabilities being transferred and the buyer's purchase price.

      LIQUIDITY

      The Company's operating subsidiaries have historically met most of their cash requirements from funds generated from operations, although reduced credit insurance revenues over the past several years have had an adverse impact on the insurance companies' operating cash flows. The Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. In that regard, the life insurance subsidiaries are also subject to restrictions imposed by law on their ability to transfer cash to the Company in the form of dividends, loans or advances. Consumers Car Care Corporation provides the Company with sources of cash which are not subject to insurance regulations that restrict its ability to transfer cash. Similarly, prior to the sale of its business, Interstate Auto Auction also provided an unrestricted source of cash. The net cash provided by or used in operating activities for the nine months ended September 30, 1997 and 1996 is presented in the Consolidated Statements of Cash Flows.

      CAPITAL RESOURCES

      The Company's total equity, including redeemable preferred stock, decreased by approximately $1.4 million in the first nine months of 1997. The decrease is attributable to the year-to-date loss of $1.2 million and $316,000 in dividends paid to preferred shareholders. Offsetting these decreases is a $160,000 increase in the value of the Company's bond portfolio. Shareholders' equity per common share dropped from $3.31 at year end to $2.79 at September 30, 1997.

      The insurance subsidiaries utilize reinsurance agreements to finance their credit insurance operations and maintain adequate levels of statutory capital and surplus. These agreements minimize reductions of statutory capital and surplus which result from new premium production.

                              PART II.  OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS

      Except for the matters discussed in Note 3 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended September 30, 1997.

      ITEM 2.  CHANGES IN SECURITIES

      During the three months ended September 30, 1997, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 1997.

      ITEM 5.  OTHER INFORMATION

            None

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

                  (11)  Computation of Earnings per Common Share.

            (b)   Reports on Form 8-K:

             On August 11, 1997, the registrant filed a Form 8-K to report the July 25, 1997 termination of the Merger Agreement with LaSalle Group, Inc. as a result of LaSalle s inability to provide the funding necessary to complete the merger transaction. The August 11 filing also reported that the registrant had signed a letter of intent to sell its credit insurance operations to Life of the South Corporation.

                                      SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CONSUMERS FINANCIAL CORPORATION
                                                 Registrant




      Date   November 14, 1997            By  /S/ James C. Robertson
                                                James C. Robertson, President
                                                (Chief Executive Officer)




      Date   November 14, 1997            By /S/ R. Fredric Zullinger
                                                R. Fredric Zullinger
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer