Form 10-K/A
period 1996-12-31
CONSUMERS FINANCIAL CORP
filed 1998-02-18
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

<X> Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
of 1934

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

                                     PART I

ITEM 1.     BUSINESS
                                     GENERAL

      Consumers Financial Corporation (the "Company") is an insurance holding company which, through its subsidiaries, is a leading provider of credit life and credit disability insurance in the Middle Atlantic region of the United States. The Company also owns and administers a small block of universal life insurance business, but no longer markets those products. The insurance subsidiaries are licensed in 33 states and the District of Columbia and currently conduct the majority of their business in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. Credit insurance, which accounted for $30 million, or 88%, of the Company's total premium revenues in 1996, is marketed primarily through approximately 900 automobile dealers. In connection with its credit insurance operations, the Company also markets, as an agent, an automobile extended service warranty contract and, until mid-1996, assumed through reinsurance, certain underwriting risks on a small block of warranty business. Universal life insurance, which accounted for $3.7 million of premium and policy charge revenues, or 11% of the Company's total premiums and policy charges in 1996, was marketed, until 1992, through general agents, personal producing general agents and independent brokers. Additional information regarding the termination of marketing activities in the Individual Life Division and the sale of the majority of the Division s in-force business appears below under "Operations."

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

      The Company has historically operated in three industry segments: the Automotive Resource Division, which markets credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division. These segments exclude the corporate activities of Consumers Financial Corporation which are insignificant in relation to the three segments. The Automotive Resource segment consists principally of credit life and credit disability insurance which is sold primarily through automobile dealers and, to a limited extent, through banks and other financial institutions. This segment also generates commission revenues on sales of automobile warranty contracts and revenues from other related products and services. The Individual Life segment emphasized the sale of universal life products which were introduced in 1985, and had previously marketed whole-life, term, endowment and annuity products. Until its sale in 1996, the Auto Auction segment operated an automobile auction of used vehicles for automobile dealers, banks and leasing companies. Both the individual life insurance and the auto auction segments have been presented as discontinued operations in the Company s consolidated financial statements. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

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

      The Company also markets, in an agency capacity, extended service automobile warranty products through its wholly-owned subsidiary, Consumers Car Care Corporation. These products are underwritten by unaffiliated insurance companies, administered by unaffiliated third party administrators and sold primarily through automobile dealers, who also sell the Company's credit insurance. Until mid-1996, the Company also assumed, through another subsidiary, a portion of the risks on these extended service contracts pursuant to a reinsurance arrangement with one of the unaffiliated insurers who underwrite the business. Other related products and services are also offered to the Company's automobile dealer customers.
Individual Life Insurance Division

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

                               Net                        Net                         Net
                            Investment   Yield         Investment   Yield         Investment    Yield
                              Income       %             Income       %             Income        %

 Interest:

      Fixed maturities         $2,364      6.2            $2,175      6.8             $2,773     6.4
      Mortgage loans              421      9.0               692      8.1              2,138    10.1

      Policy loans                 33      6.6                58     13.9   (2           250     6.6
                                                                            )

      Short-term           investments            223      4.5               186      4.4                168     3.3

      Real estate                 157      (1)               332     30.7   (3           177    15.5

      Other                        59      2.7                38      1.8                117     6.3
                                3,257      6.5             3,481      7.2              5,623     7.4

 Investment expenses             (680)   (0.9)              (702)    (0.9)              (649)   (0.9)

 Total net investment
      income                    2,577      5.6             2,779      6.3              4,974     6.5

 Less net investment
      income      discontinued                490                        543                       2,096
 operations

 Net investment income
      attributable to
      continuing               $2,087                     $2,236                      $2,878
 operations



(1) Represents rental income related to three properties classified as non-investment real estate.
(2) Includes $27,000 in interest which should have been included in 1994 income. If this income had been included in 1994, the yield in 1995 would have been 7.4% and the 1994 yield would have been 7.3%.
(3) Includes $170,000 in rental income related to a property classified as non-investment real estate. Excluding this income, the real estate yield is 6.8%.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the Fourth Quarter of 1996 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise.
                                     PART II

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

ITEM 6.     SELECTED FINANCIAL DATA

      The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.


                     (Not covered by Independent Auditor s Report)

                                                                           Years Ended December 31,
 (dollar amounts in thousands, except per          1996          1995          1994          1993          1992
 share amounts)                                                (Restated)    (Restated)    (Restated)
 Total revenues (before reinsurance ceded)         $33,602       $37,430       $38,534       $37,169       $34,864
 Premiums written (before reinsurance ceded)        30,350        33,832        34,916        31,944        29,623

 Net investment income                               2,087         2,236         2,878         3,403         4,270
 Net return on average investments                    5.4%          6.0%          6.7%          7.2%          7.4%

 Loss from continuing operations                   (2,706)        (2,072)       (2,513)       (2,513)       (2,838)
 Discontinued operations                            1,472            471         1,301           685         3,361

 Income (loss) before cumulative effect of
      change in accounting principles              (1,234)        (1,601)       (1,212)         (815)          523

 Cumulative effect of change in accounting                                         299          (710)
 Net income (loss)                                 (1,234)        (1,601)         (913)       (1,525)          523

 Income (loss) per common and common
  equivalent share:

     Loss from continuing operations                (1.20)         (0.96)        (1.10)        (0.71)        (0.63)
     Discontinued operations                         0.56           0.18          0.48          0.25          0.65
     Income (loss) before cumulative effect
        In accounting principles                    (0.64)        (0.78)        (0.62)        (0.46)          0.02
     Cumulative effect of change in                                              0.11         (0.26)

     Net income (loss)                              (0.64)        (0.78)        (0.51)        (0.72)          0.02

                                                              December 31,


                                                   1996             1995          1994          1993          1992
 Total assets                                      114,619       123,322       125,276       144,393       174,003

 Total debt                                              0         2,537         3,389         4,683         5,987
 Shareholders  equity and redeemable                13,343        15,671        15,226        19,502        21,295

 Shareholders  equity per common share                3.31         4.20          3.96          5.41          5.91
 Return on average total equity, including
    preferred stock                                 (7.9%)        (9.9%)        (5.1%)        (7.4%)          2.8%

 Cash dividends declared per common share             NONE          NONE          0.05          0.05          0.05
 Life insurance in force (before reinsurance     2,015,543     2,132,073     2,265,919     2,489,330     2,917,021
 ceded)

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


          (in thousands, except per                  1996                 1995                 1994
 share amounts)


 Total revenues by business unit:
      Automotive Resource Division:
       (principally credit insurance)              $33,743              $37,528              $39,000
      Corporate                                         19                   21                   10

      Realized investment losses-not                  (160)                (120)                (476)
                                                   $33,602              $37,429              $38,534

 Pre-tax loss from continuing
 operations:

      Automotive Resource Division                 ($2,500)             ($2,392)             ($2,182)
      Other                                           (874)                (307)                (401)

                                                    (3,374)              (2,699)              (2,583)

      Realized investment losses                      (160)                (120)                (476)

 Pre-tax loss from continuing                       (3,534)              (2,819)              (3,059)
   operations
 Income tax benefit                                   (828)                (747)                (546)

 Loss from continuing operations                    (2,706)              (2,072)              (2,513)

 Discontinued operations, net of                     1,472                  471                1,301
   income taxes

 Loss before cumulative effect
   of change in accounting principle                (1,234)              (1,601)              (1,212)

 Cumulative effect of change in
   accounting principle                                                                          299

 Net loss                                          ($1,234)             ($1,601)               ($913)

 Income (loss) per common share:
      Loss from continuing operations               ($1.20)              ($0.96)              ($1.10)
      Discontinued operations                         0.56                 0.18                 0.48

      Loss before cumulative effect
           change in accounting                      (0.64)               (0.78)               (0.62)
      Cumulative effect of change in
           accounting principle                                                                 0.11

      Net loss                                      ($0.64)              ($0.78)              ($0.51)

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

      During 1994, the funds generated from the sale and maturity of investments exceeded the funds used to acquire new investments, which was indicative of the Company s need for additional cash for operating needs. In 1995 and 1996, as a result of additional reductions in general expenses, the Company was able to reinvest the funds it generated from the sale and maturity of other investments. During 1994, a substantial amount of investments were sold in connection with the sale of the Company s direct universal life business to a third party. Cash and other assets were transferred to the reinsurer along with the Company s liability for future policy benefits on this business.

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

                                                ARTHUR ANDERSEN LLP
New York, New York
March 28, 1997

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

                                          ERNST & YOUNG LLP
Philadelphia, Pennsylvania
March 24, 1995

                          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                      December 31, 1996 and 1995
 (dollar amounts in thousands)                                             1996              1995

                                                Assets
 Investments:
      Fixed maturities                                                    $42,618           $35,048
      Mortgage loans on real estate                                         2,286             7,041
      Investment real estate                                                                  1,020
      Policy loans                                                            518               482
      Other invested assets                                                 1,866             2,512
      Short-term investments                                                3,901             2,892
           Total investments                                               51,189            48,995
 Cash                                                                         556               451
 Accrued investment income                                                    731               653
 Receivables                                                               20,290            23,820
 Prepaid reinsurance premiums                                              17,338            18,604
 Deferred policy acquisition costs                                         18,949            21,926
 Property and equipment                                                     2,168             4,118
 Other real estate                                                          1,115             2,645
 Other assets                                                               2,283             2,110
                                                                         $114,619          $123,322
 Liabilities, Redeemable Preferred Stock
   and Shareholders Equity
 Liabilities:
      Future policy benefits                                              $35,386           $36,582
      Unearned premiums                                                    56,178            57,943
      Other policy claims and benefits payable                              2,736             2,851
      Other liabilities                                                     5,495             6,259
      Income taxes:
           Current                                                          1,185               299
           Deferred                                                           296             1,180
      Notes payable                                                                           2,537
                Total liabilities                                         101,276           107,651
 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible, authorized
 632,500 shares; issued 1996 and 1996m 536,500 shares;
 outstanding 1996 and 1995, 481,461 shares; redemption amount               4,693             4,657
 1996 and 1996m $4,815; net of treasury stock of $453 in 1996 and 1995.
 Shareholders  equity:
      Common stock, $.01 stated value, authorized 10,000,000
 shares; issued 1996, 3,021,496 shares, 1995, 3,031,054                        30                30
 shares; outstanding 1996, 2,611,532 shares, 1995, 2,621,090 shares

      Capital in excess of stated value                                     7,966             8,016

      Net unrealized appreciation of debt and equity                           70               705
        securities
      Retained earnings                                                     2,009             3,688
      Treasury stock                                                       (1,425)           (1,425)
                Total shareholders  equity                                  8,650            11,014
                                                                         $114,619          $123,322

See notes to consolidated financial statements


                            CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                          Years Ended December 31, 1996, 1995 and 1994
 (in thousands, except per share amounts)             1996            1995              1994
                                                                  (Restated)        (Restated)
 Revenues:
   Premiums written                               $30,350           $33,832           $34,916
   Decrease (increase) in unearned premiums         1,765            (1,392)           (2,345)
   Gross premium income                            32,115            32,440            32,571
   Less reinsurance ceded                         (11,689)          (12,627)          (13,267)
   Net premium income                              20,426            19,813            19,304
   Net investment income                            2,087             2,236             2,878
   Realized investment losses                        (160)             (120)             (476)
   Fees and other income                            1,325             1,481             1,216
       Total revenues                              23,678            23,410            22,922
 Benefits and expenses:
   Death and other benefits                        11,698            10,267             8,877
   Amortization of deferred policy                 10,134            10,154            10,388
 acquisition costs
   Operating expenses                               5,380             5,808             6,716
       Total benefits and expenses                 27,212            26,229            25,981

 Loss from continuing operations before
   income tax benefit                              (3,534)           (2,819)           (3,059)

 Income tax benefit                                  (828)             (747)             (546)
 Loss from continuing operations                   (2,706)           (2,072)           (2,513)

 Discontinued operations:
   Income from operations of discontinued
     businesses (net of income taxes)                 587               471             1,035
   Gain on disposal of discontinued
     businesses (net of income taxes)                 885                                 266
                                                    1,472               471             1,301

 Loss before cumulative effect of change in
   accounting principle                            (1,234)           (1,601)           (1,212)

 Cumulative effect of change in accounting                                                299
   principle

 Net loss                                         ($1,234)          ($1,601)            ($913)
 Income (loss) per common and common
   equivalent share:
      Loss from continuing operations              ($1.20)           ($0.96)           ($1.10)
      Discontinued operations                        0.56              0.18              0.48
      Loss before cumulative effect of              (0.64)            (0.78)            (0.62)
        change in accounting principle
      Cumulative effect of change in                                                     0.11
        accounting principle

      Net loss                                     ($0.64)           ($0.78)           ($0.51)

 Weighted average number of shares                  2,614             2,634             2,690
   outstanding

See notes to consolidated financial statements

                                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY
                                 Years Ended December 31, 1996, 1995 and 1994

                                                                    Capital in          Net unrealized
                                                                    in excess            appreciation
                                                                        of                (depreciation)
                                                 Common stock         stated         Fixed         Equity
 (dollar amounts in thousands, except         Shares      Amount       value      maturities     securities
 per share amounts)
 Balance, January 1, 1994                      3,067        $31         $8,167          $567            $32
 Change in net unrealized appreciation
   of fixed maturities and equity                                                     (2,541)           (10)
   securities for the year
 Preferred stock dividends
 Common stock dividends ($.05 per share)
 Accretion of difference between fair
  value and mandatory redemption value
  of preferred stock
 Purchase of treasury shares
 Retirement of treasury shares                    (6)                      (38)
 Net loss for the year

 Balance, December 31, 1994                    3,061         31          8,129        (1,974)            22
 Change in net unrealized appreciation
 (depreciation) of fixed maturities                                                    2,648              9
  and equity securities for the year
 Preferred stock dividends
 Accretion of difference between fair
   value and mandatory redemption
   value of preferred stock
 Purchase of treasury shares
 Retirement of treasury shares                   (30)        (1)          (113)
 Net loss for the year
 Balance, December 31, 1995                    3,031         30           8,016          674             31
 Change in net unrealized appreciation
  (depreciation) of fixed maturities                                                    (609)           (26)
   and equity securities for the year
 Preferred stock dividends
 Accretion of difference between fair
   value and mandatory redemption
   value of preferred stock
 Purchase of treasury shares
 Retirement of treasury shares                   (10)                      (50)
 Net loss for the year
 Balance, December 31, 1996                    3,021        $30         $7,966           $65             $5

See notes to consolidated financial statements

                                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY (continued)
                                 Years Ended December 31, 1996, 1995 and 1994


                                                               Retained        Treasury stock        Total
 (dollar amounts in thousands, except per share amounts)       earnings      Shares      Amount      amount
 Balance, January 1, 1994                                         $7,230      (317)     ($1,149)    $14,878
 Change in net unrealized appreciation of fixed                                                      (2,551)
   maturities and equity securities for the year
 Preferred stock dividends                                          (412)                              (412)
 Common stock dividends ($.05 per share)                            (135)                              (135)
 Accretion of difference between fair value and                      (36)                               (36)
   mandatory redemption value of preferred stock
 Purchase of treasury shares                                                   (71)        (226)       (226)
 Retirement of treasury shares                                                   6           38
 Net loss for the year                                              (913)                              (913)

 Balance, December 31, 1994                                        5,734      (382)      (1,337)     10,605
 Change in net unrealized appreciation (depreciation)                                                 2,657
  of fixed maturities and equity securities for the year
 Preferred stock dividends                                          (409)                              (409)
 Accretion of difference between fair value and                      (36)                               (36)
   mandatory redemption value of preferred stock
 Purchase of treasury shares                                                   (58)        (202)       (202)
 Retirement of treasury shares                                                  30          114
 Net loss for the year                                            (1,601)                            (1,601)
 Balance, December 31, 1995                                        3,688      (410)      (1,425)     11,014
 Change in net unrealized appreciation (depreciation) of                                               (635)
  fixed maturities and equity securities for the year
 Preferred stock dividends                                          (409)                              (409)
 Accretion of difference between fair value and                      (36)                               (36)
   mandatory redemption value of preferred stock
 Purchase of treasury shares                                                   (10)         (50)        (50)
 Retirement of treasury shares                                                  10           50
 Net loss for the year                                            (1,234)                            (1,234)
 Balance, December 31, 1996                                       $2,009      (410)     ($1,425)     $8,650


See notes to consolidated financial statements

                                  CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Years Ended December 31, 1996, 1995 and 1994
 (in thousands)                                                    1996            1995            1994
 Cash flows from operating activities
   Net loss                                                     ($1,234)        ($1,601)           ($913)
   Adjustments to reconcile net loss to cash
    provided by (used in) operatingactivities:
      Deferred policy acquisition costs incurred                 (8,987)        (11,005)         (10,647)
      Amortization of deferred policy acquisition costs          11,964          10,734           19,663
      Other amortization and depreciation                           433             613              817
      Change in future policy benefits                              454           2,063          (14,493)
      Change in unearned premiums                                (1,765)          1,392            2,982
      Amounts due reinsurers                                          2             (86)           2,147
      Income taxes                                                  (22)           (318)            (721)
      Change in receivables                                       4,721           3,805          (20,230)
      Change in other liabilities                                  (695)           (117)             600
      Cumulative effect of change in accounting                                                     (299)
        principle
      Other                                                         (38)             81             (875)

              Total adjustments                                   6,067           7,162          (21,056)

     Net cash provided by (used in) operating activities          4,833           5,561          (21,969)

 Cash flows from investing activities:
   Purchase of investments                                      (13,140)         (9,657)         (14,180)
   Maturity of investments                                        6,484           7,027            9,035
   Sale of investments                                            6,598           2,190           31,886
   Purchase of property and equipment                               (24)           (371)          (1,104)
   Net cash provided by (used in) investing activities              (82)           (811)          25,637

 Cash flows from financing activities:
   Principal payments on debt                                    (2,537)           (852)          (1,295)
   Receipts from universal life and investment products           4,775           4,938            7,256
   Withdrawals on universal life and investment products         (6,425)         (9,029)          (8,547)
   Purchase of treasury stock, including 8 1/2%                     (50)           (201)            (265)
     redeemable preferred stock
   Cash dividends to shareholders                                  (409)           (409)            (546)
   Net cash used in financing activities                         (4,646)         (5,553)          (3,397)

 Net increase (decrease) in cash                                    105            (803)             271
 Cash at beginning of year                                          451           1,254              983
 Cash at end of year                                               $556            $451           $1,254

 Supplemental disclosures of cash flow information:
      Cash paid (received) during the year for:
        Interest                                                   $255            $305             $319
        Income taxes                                               $154             $75           $1,104

        See notes to consolidated financial statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.    Summary of Significant Accounting Policies

Description of business

      Consumers Financial Corporation is an insurance holding company which, through its subsidiaries, is a leading provider of credit life and credit disability insurance in the Middle Atlantic region of the United States. Basis of financial statements

      The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to the life insurance company subsidiaries, vary from reporting practices prescribed or permitted by regulatory authorities. Certain prior year amounts have been reclassified to conform with classifications used for 1996.

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

Fair values of financial instruments
      The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

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

5.    Discontinued Operations

      In late September 1996, the Company finalized a plan to dispose of the business and the related operating assets of Interstate as part of an overall plan to merge or otherwise combine its core insurance operations with those of another insurance company. On November 6, 1996, the Company sold Interstate s auto auction business and all of its property, plant and equipment and inventories to ADESA Pennsylvania, Inc., an unrelated third party, for cash of $4.85 million. The sale resulted in a fourth quarter after-tax gain of approximately $1.8 million. The gain on disposal includes a loss from operations of $84,000 from September 30, 1996 (the measurement date) to December 31, 1996, less an income tax benefit of $28,000.

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

      A summary of the results of operations of the discontinued segments is presented below:

                                                                      1996

                                                   Individual
                                                      Life             Auto
 (in thousands)                                     Insurance        Auction          Total

 Revenues                                            $4,349          $2,688          $7,037



 Income from operations before

      income tax expense                               $393            $554            $947
 Income tax expense                                     134             226             360

 Income from operations                                 259             328             587



 Gain (loss) on disposal before income
      tax expense (benefit)                          (1,385)          3,031           1,646

 Income tax expense (benefit)                          (471)          1,232             761

 Gain (loss) on disposal                               (914)          1,799             885


 Income (loss) from discontinued operations           ($655)         $2,127          $1,472



                                                                      1995

                                                   Individual
                                                      Life             Auto
 (in thousands)                                     Insurance        Auction          Total

 Revenues                                            $5,781          $3,221          $9,002


 Income from operations before

      income tax expense                                $83            $732            $815

 Income tax expense                                      28             316             344

 Income from discontinued operations                    $55            $416            $471


                                                                      1994

                                                   Individual
                                                      Life             Auto
 (in thousands)                                     Insurance        Auction          Total

 Revenues                                            $8,517          $3,304         $11,821

 Income from operations before

      income tax expense                             $1,135            $478          $1,613
 Income tax expense                                     386             192             578

 Income from discontinued operations                    749             286           1,035



 Gain on disposal before income tax expense             403                             403
 Income tax expense                                     137                             137

 Gain on disposal                                       266                             266




 Income from discontinued operations                 $1,015            $286          $1,301



      At December 31, 1996 and 1995, the remaining net assets of the discontinued individual life insurance segment consisted of the following:

                                                                December 31

 (in thousands)                                                   1996              1995

 Invested assets                                                $8,576            $7,787

 Accrued investment income and receivables                         135               218

 Deferred policy acquisition costs                               2,535             4,284

 Future policy benefits and other policy                       (11,246)          (10,743)
 liabilities
 Net assets                                                         $0            $1,546

      At December 31, 1995, the net assets of the discontinued auto auction business consisted of $1.8 million in property and equipment and $84,000 in inventories.

6.    Investments and Investment Income

            Investments, which are valued for financial statement purposes as described in Note 1, consist of the following at December 31, 1996:



                                                                       Quoted or        Balance
                                                     Amortized         estimated         sheet
 (in thousands)                                         cost          fair value        amount

 Fixed maturities:
   Bonds:
     United States government and government            $25,650          $25,889         $25,889
       agencies and authorities

     Foreign governments                                    287              298             298

     Public utilities                                     3,979            3,868           3,868
     All other                                           12,399           12,358          12,358

                                                         42,315           42,413          42,413

   Certificates of deposit                                  205              205             205

     Total fixed maturities                              42,520           42,618          42,618
 Mortgage loans on real estate                            2,286            2,425           2,286

 Policy loans                                               518              518             518

 Other invested assets                                    1,861            1,931           1,866

 Short-term investments                                   3,901            3,901           3,901
   Total investments                                    $51,086          $51,393         $51,189


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

      Net investment income is applicable to the following investments:

                                                                                      Years
 (in thousands)                                            1996            1995            1994


 Interest:
      Fixed maturities                                   $2,364           $2,175          $2,773

      Mortgage loans                                        421              692           2,138

      Policy loans                                           33               58             250

      Other invested assets                                  59               38             117
      Short-term investments                                223              186             168
 Real estate income                                         157              332             177

                                                          3,257            3,481           5,623

 Less investment expenses                                  (680)            (702)           (649)
 Total net investment income                              2,577            2,779           4,974

 Less net investment income attributable to                 490              543           2,096
   discontinued operations

 Net investment income attributable to                   $2,087           $2,236          $2,878
   continuing operations

      The amortized cost and estimated fair values of investments in debt securities at December 31, 1996 and 1995 are as follows:


 1996                                                                   Gross           Gross        Estimated
 Available for sale                                   Amortized       unrealized      unrealized        fair
 (In thousands)                                          cost           gains           losses         value
 U.S. Treasury securities and obligations of
   U.S. government corporations and agencies             $24,749            $409            $139        $25,019
 Corporate securities                                     16,665             121             262         16,524

 Mortgage-backed securities                                  901               2              33            870
 Totals                                                  $42,315            $532            $434        $42,413

          1995                                                          Gross           Gross        Estimated

 Available for sale                                   Amortized       unrealized      unrealized        fair
 (In thousands)                                          cost           gains           losses         value
 U.S. Treasury securities and obligations of
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

                                                        Amortized        Estimated
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

      A summary of the consolidated net realized gains (losses) and the change in the difference between cost and quoted or estimated fair value for fixed maturity investments is as follows:

                                                       Change in the
                                         Net        difference between
                                      realized      amortzied cost and
                                     investment          quoted or
                                        gains            estimated
 (in thousands)                       (losses)          fair value            Total

 1996
      Fixed maturities                     ($14)                ($923)          ($937)

      Tax effect                                                  314             314

 Totals                                    ($14)                ($609)          ($623)


 1995

      Fixed maturities                     ($26)               $2,995          $2,969

      Tax effect                                                 (347)           (347)

 Totals                                    ($26)               $2,648          $2,622

 1994

      Fixed maturities                       $3               ($2,833)        ($2,830)

      Tax effect                                                  292             292

 Totals                                      $3               ($2,541)        ($2,538)

      Realized gains and losses in the years ended December 31, 1996, 1995 and 1994 also arose from the sale of other investments.

7.   Receivables

                                                                 December 31

 (in thousands)                                            1996              1995


 Amounts due from agents                                    $2,981           $3,399
 Reinsurance receivable                                     17,543           20,022

 Other                                                         805            1,492

                                                            21,329           24,913
 Less allowance for uncollectible accounts                  (1,039)          (1,093)

 Balance                                                   $20,290          $23,820


8.   Deferred Policy Acquisition Costs

                                                                      Individual

 (in thousands)                                        Credit            Life            Total

 Balance, January 1, 1994                               $17,130          $13,899         $31,029

 Cumulative effect of change in accounting                 (359)                            (359)
   principle (Note 3)

 Costs deferred                                          10,495              152          10,647

 Amortization                                           (10,388)          (1,533)        (11,921)
 Write-off attributable to sale of universal                              (7,741)         (7,741)
   life insurance

 Balance, December 31, 1994                              16,878            4,777          21,655

 Costs deferred                                          10,917               88          11,005

 Amortization                                           (10,153)            (581)        (10,734)
 Balance, December 31, 1995                              17,642            4,284          21,926

 Costs deferred                                           8,905               82           8,987

 Amortization                                           (10,133)            (446)        (10,579)

 Write-off attributable to pending sale                                   (1,385)         (1,385)
   of universal life insurance
 Balance, December 31, 1996                             $16,414           $2,535         $18,949



9.    Property and Equipment

                                                                     December 31

 (in thousands)                                            1996             1995

 Data processing equipment and software                     $2,062           $2,176

 Furniture and equipment                                     1,087            1,660

 Buildings and land                                          1,978            3,563
 Improvements to property                                      523            1,634

                                                             5,650            9,033

 Less accumulated depreciation                              (3,482)          (4,915)

 Balance                                                    $2,168           $4,118

10.   Policy Liabilities

      The composition of future policy benefits and unearned premiums at December 31, 1996 and the assumptions pertinent thereto are as follows:

                                   Life           Future                             Investment

                                 insurance        policy          Unearned         yields: years

 (in thousands)                  in force        benefits         premiums            of issue

 Individual life                  $596,690         $23,966                        4 1/2% - 11 1/2%

                                                                                    1961 - 1992


 Credit life                     1,418,853                          $21,689             (a)


                                                                                    1987 - 1996



 Credit disability                                  11,420           34,489             (a)
                                                                                     1987-1996

 Balance                        $2,015,543         $35,386          $56,178

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

      Future policy benefits reported to regulatory authorities were less than the above total by approximately $3.0 million at December 31, 1996.

      Future policy benefits and unearned premiums do not include any deduction for reinsurance ceded to other companies. At December 31, 1996 and 1995, future policy benefits relating to such reinsurance totaled $16.1 and $18.5 million, respectively. These amounts have been classified with Receivables. Unearned premiums with respect to reinsured business totaled $17.3 and $18.6 million at December 31, 1996 and 1995, respectively. These unearned premiums are separately stated on the Consolidated Balance Sheets as Prepaid Reinsurance Premiums. Insurance in force net of reinsurance ceded was $1.1 billion at December 31, 1996.

      Transactions affecting the Company s credit disability claim liabilities and reserves, net of reinsurance, are summarized as follows:

          (in thousands)                                   1996                  1995
  Balance as of January 1                                  $11,250             $11,262
  Less reinsurance recoverable                               3,267               3,296

  Net balance as of January 1                                7,983               7,966

  Incurred claims related to:
            Current year                                     7,344               6,669
            Prior year                                        (425)               (849)
  Total incurred claims                                      6,919               5,820

  Paid claims related to:
            Current year                                     2,161               2,033
            Prior years                                      4,068               3,770
  Total paid claims                                          6,229               5,803

  Net balance as of December 31                              8,673               7,983
  Plus reinsurance recoverable                               3,667               3,267
  Balance as of December 31                                $12,340             $11,250


11.   Reinsurance

      The life insurance companies routinely cede and, in certain instances, assume reinsurance. Ceded insurance is treated as a risk and liability of the assuming companies. Net premium income, benefits, and expenses are presented net of non-financing reinsurance ceded and include non-financing reinsurance assumed.

      The life insurance companies have entered into various financing-type reinsurance agreements with unaffiliated insurance companies. Such agreements are primarily designed to minimize the reduction of statutory capital and surplus arising at the time premiums are written. In connection with these agreements, the insurance subsidiaries have received and reported, in the aggregate, approximately $20.5 million at December 31, 1996 as an advance of future statutory profits on the blocks of business reinsured under these agreements. The life insurance subsidiaries are obligated to repay the advances from future statutory profits. The effects of these agreements have been removed from the financial statements except for the cost of this financing, which amounted to $608,000, $603,000 and $616,000 in 1996, 1995 and 1994,
respectively.

      Individual life insurance coverage in excess of $50,000 written by any of the life insurance companies is reinsured. The retention limit for some substandard risks is less than $50,000.

      Credit insurance premiums ceded to other companies were $10.4 million, $12 million and $16.3 million in 1996, 1995 and 1994, respectively.

      Incurred benefits and losses reinsured in 1996 were $6.2 million compared to $6.7 million in 1995. These amounts have been deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

      At December 31, 1996 and 1995, reinsurance recoverable for paid and unpaid benefits was $17.5 million and $20 million, respectively. Reinsurance recoverable is classified with Receivables.

12.  Notes Payable

      In 1990, the Company obtained financing in the form of a $10 million term loan. In 1993, the terms of this loan were restructured, resulting in the elimination or modification of several financial covenants, a reduction in the Company s required debt service payments and the transfer of a portion of the remaining balance to Interstate pursuant to a separate loan agreement. In 1995, the Company further restructured the new loans. These restructuring changes included an extension of the maturity date to January 1997, the removal of several additional financial covenants and the transfer of an additional $685,000 of the remaining loan balance directly to Interstate. A balloon payment was due at the end of the term. The interest rate on these loans was one percentage point above the bank s prime rate. The Company assigned all of the outstanding common stock of Consumers Life, Interstate and Consumers Car Care Corporation as security for its loan, while Interstate s property and equipment and its inventories were separately pledged for Interstate s loan. The security for each loan was cross-collateralized to the other loan. Both of these loans were repaid in full in 1996 in connection with the sale of the Company s auto auction business, resulting in a release of the liens on Interstate s property and equipment and the release of the stock of the subsidiaries (see Note 5).

      Interest costs incurred on long-term debt during each of the last three years are as follows: 1996, $230,000; 1995, $286,000; 1994, $305,000.

13.  Pension and Other Retirement Plans

      The Company has a defined benefit pension plan and two profit sharing plans which cover substantially all full-time employees. Contributions under the pension plan are based upon length of service and annual compensation of each employee. The assets of the pension plan include principally debt securities and mortgages. Effective July 31, 1996, the Company froze the benefits payable to participants under the pension plan. As a result, contributions to the plan, which have approximated $210,000 per year, will be reduced in the future.

      The profit sharing plans, which include an employee stock ownership plan, provide for annual contributions in amounts to be determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee. No contributions were made in either 1996, 1995 or 1994.

      The funded status of the plan is as follows:

                                                                              December 31,

 (in thousands)                                                          1996            1995

 Actuarial present value of:

      Vested benefit obligation                                           $3,000          $2,783

      Accumulated benefit obligation                                      $3,016          $2,814


 Actuarial present value of projected                                     $3,016          $2,947
   benefit obligation

 Plan assets at fair value                                                 2,727           2,558

 Projected benefit obligation in excess of plan                             (289)           (389)
   assets

 Unrecognized net losses                                                     472             401
 Unrecognized net liability at transition                                     74              86

 Unrecognized reduction in projected benefit                                (136)
   obligation

 Unamortized prior year loss                                                (410)           (354)

 Prepaid (accrued) pension cost                                            ($289)          ($256)


 (in thousands)                                          1996             1995            1994

 Net periodic pension cost included the
   following components:

     Service cost during the period                        $139             $172            $178

     Interest cost on projected benefit                     213              196             173
       obligation
     Actual return on plan assets                          (175)            (161)           (153)

     Net amortization and deferral                            2                2               9

     Net periodic pension cost                             $179             $209            $207

      Rates used in determining pension expense and related obligations were:


                                                        1996             1995             1994

 Discount rate for expense computation,                    7.50%            7.50%           7.50%
   beginning of year

 Assumed annual rate of return on plan assets              7.50%            7.50%           7.50%

 Discount rate for projected benefit obligation,           7.50%            7.50%           7.50%
   end of year
 Assumed annual rate of increase in compensation           3.00%            3.00%           3.00%


14.   Commitments and Contingencies

      Rental expense in 1996, 1995 and 1994 was approximately $351,000, $355,000 and $450,000, respectively.

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

      In connection with the cancellation of a joint venture agreement in 1996, the Company has agreed to pay $500,000 in cash to its former joint venture partner at the time the pending Merger with LaSalle (see Note 4) is consummated. In the event the Merger with LaSalle is not completed, any payment to the joint venture partner will be determined under a separate calculation as follows: (a) if the Company enters into a transaction similar to the LaSalle transaction in which it is acquired by or merged with another entity, the parties have agreed to negotiate a mutually acceptable termination price; (b) if the Company enters into a transaction whereby, as part of a plan to terminate its insurance operations and sell all of its assets, it sells its credit insurance marketing organization to an unrelated third party, the Company has agreed to pay its former partner a pro rata share of the proceeds, if any, it receives from the sale of the marketing organization. The Company agreed to make such payments to the joint venture partner as consideration for terminating the venture, which will allow the Company to retain the profits or losses on credit insurance premiums previously reinsured to the partner.

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

      The Company had been a defendant in a lawsuit in an Alabama state court originally filed as a class action lawsuit in 1994. The plaintiff subsequently voluntarily dismissed the count to his complaint seeking class certification and no longer seeks to assert claims on behalf of the class. During 1996, the Company settled this litigation for a nominal amount.

      In connection with the sale of Interstate s business, as discussed in Note 5, the Company provided the buyer with limited indemnifications with respect to certain potential environmental liabilities asserted within two years from the closing date. The Company does not believe that these limited indemnifications will have a materially adverse effect on the Company's financial position or results of operations.

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

15.   Redeemable Preferred Stock

      The Redeemable Convertible Preferred Stock (the Preferred Stock ) will remain outstanding following the pending merger described in Note 4, and the holders thereof will retain all of the rights and preferences which currently exist for such stock, as discussed below. The Preferred Stock has a liquidation preference of $10.00 per share and is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $6.75 per share). The Preferred Stock is redeemable at the option of the Company initially at a redemption price of $10.85 per share and thereafter at prices declining to $10.00 per share on and after July 2, 1996.

      Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. Except in certain limited instances, the holders of the Preferred Stock have no voting rights. A sinking fund will be established requiring mandatory and annual payments sufficient to redeem 10% of the number of shares of Preferred Stock initially issued, commencing July 1, 1998, calculated to redeem all of the Preferred Stock by July 1, 2007.

      If, at any time, the Company is in arrears as to preferred dividends or sinking fund appropriations for the Preferred Stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default in an aggregate amount equal to four quarterly preferred dividends, the holders of the Preferred Stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

      The difference between the fair value of the Preferred Stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions, using the interest method, with the related charge to retained earnings ($36,000 in 1996, 1995 and 1994).

      At December 31, 1996 and 1995, 713,275 shares of common stock were reserved for the conversion of the Preferred Stock.

16.   Stock Options

      In May 1982, the shareholders of the Company approved a Stock Option Plan which permitted the granting of incentive stock options (as defined in the Internal Revenue Code). The Plan provided for the granting of Stock Options to purchase shares of the Company's common stock at at price not less than its fair market value on the date of grant. Options granted under the Plan expire not later than six years from date of grant.

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

      The changes in option shares outstanding during the past three years are as follows:
TABLE

                                                          Option            Price

                                                          shares          per share

 Balance, January 1, 1994                                  257,588       2.25 - 5.25

 Options terminated                                        (26,794)      2.25 - 5.00


 Balance, December 31, 1994                                230,794       2.25 - 5.25

 Options terminated                                        (67,794)      5.00 - 5.25
 Options granted                                            16,000       2.25 - 5.00



 Balance, December 31, 1995                                179,000              2.25

 Options terminated upon exercise of SAR s                 (30,000)             2.25

 Balance, December 31, 1996                                149,000              2.25

      During 1996, 30,000 SAR s were exercised, resulting in a cash payment of $41,250 based on a market price of $3.625 on the date of exercise. At December 31, 1996, 133,117 shares were reserved for options which are available to be granted and all of the 149,000 outstanding options were exercisable.

      Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123 - Accounting for Stock-Based Compensation. As permitted by the statement, the Company has elected to continue to account for stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion
No. 25. Accordingly, no compensation expense has been recognized for stock options. The Company believes the computation of compensation expense based on the fair value method of accounting, as defined in SFAS No. 123, would have no material effect on the results of operations.

17.   Income Taxes

      Under tax laws in effect prior to 1984, a portion of the life insurance companies' gain from operations was not currently taxed but was accumulated in a memorandum "Policyholders' Surplus Account." As a result of the Tax Reform Act of 1984, the balance in the Policyholders' Surplus Account for each company was frozen as of December 31, 1983 and additional amounts are no longer accumulated in this account. However, distributions from the account continue to be taxed, as under previous laws, if any of the following conditions occur:

      (a)   The Policyholders' Surplus exceeds a prescribed maximum, or

      (b) Distributions, other than stock dividends, are made to shareholders in excess of Shareholders' Surplus as defined by prior law, or

      (c) A company ceases to qualify for taxation as a life insurance company.

      At December 31, 1996 Policyholders' Surplus for the life insurance companies combined aggregated approximately $1.6 million. The companies have no present plans for distributing the amounts in Policyholders' Surplus.

      There are currently no significant amounts of retained earnings in excess of statutory surplus upon which neither current nor deferred income taxes have been provided.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

          (in thousands)                                                  1996             1995


 Deferred tax liabilities:
   Fixed maturities                                                          $33              $347

   Deferred policy acquisition costs                                       6,366            7,426

   Other                                                                     359              437

                                                                           6,758            8,210
 Deferred tax assets:

   Future policy benefits and financial                                    5,796            5,827
     reinsurance

   Net operating loss carryforwards                                        1,589            2,143

   Other                                                                     301              284
                                                                           7,686            8,254

   Valuation allowance for deferred tax assets                            (1,224)          (1,224)

                                                                           6,462            7,030

 Net deferred tax liability                                                 $296           $1,180

      Significant components of income tax expense (benefit) are as follows:

          (in thousands)                                 1996              1995              1994


 Current:

      Federal                                             ($835)           ($149)              $109
      State                                                  10               65                131

           Total current                                   (825)             (84)               240

 Deferred                                                    (3)            (663)              (786)
 Income tax benefit related to continuing                  (828)            (747)              (546)
   operations

 Income tax expense (benefit) included with discontinued operations:

       Current                                            1,688              220                680

       Deferred                                            (567)             124                 35
                                                          1,121              344                715



 Deferred income taxes included with cumulative                                                 154
   effect of change in accounting principle

 Total income tax expense (benefit)                        $293            ($403)              $323



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


 (in thousands)                                            1996             1995           1994


 Loss from continuing operations before income          ($3,534)         ($2,819)        ($3,059)
   tax benefit
 Income tax benefit at 34% statutory rate on             (1,202)            (958)         (1,040)
   pre-tax loss

 Effect of rate difference on net operating                 288
   loss carryback

 Adjustment of prior year s income tax expense               (8)              50             291

 Dividends received deduction                               (11)             (10)
 State income taxes                                          17               35              87

 Items not includable for tax purposes                       20               12              94

 Other, net                                                  68              124              22

 Actual income tax benefit                                ($828)           ($747)          ($546)

      At December 31, 1996 the life insurance companies have available approximately $4.7 millon of Federal net operating losses. These losses will be carried forward to future years, and may only be used to offset the taxable income of the life insurance companies. Approximately $3.6 million of these net operating losses are subject to limitations on their use under Internal Revenue Code Section 382 and the consolidated return regulations. This operating loss will expire in 2004. The remaining $1.1 million of net operating losses will expire in 2009.

18.   Per Share Information

      Per share information has been computed based upon the weighted average number of common and dilutive common equivalent shares and dilutive convertible securities outstanding.

      All options are common stock equivalents and have been included in computing the weighted average number of common and dilutive common equivalent shares outstanding for the applicable periods in which these options are not anti-dilutive. The Preferred Stock, which is not considered a common stock equivalent, was not dilutive in 1996, 1995 or 1994.

19.   Segment Information

      As a result of the disposal of the auto auction business in 1996 and the planned disposal of the remaining block of individual life insurance business in early 1997, the Company now operates in one industry segment: credit insurance and related products and services (the Automotive Resource Division). Revenues (net of non-financing reinsurance) and pre-tax loss for the Automotive Resource Division are presented below for the years ended December 31, 1996, 1995 and 1994. Certain corporate activities, which are insignificant in relation to the Automotive Resource Division, are presented separately.

          (in thousands)                                 1996             1995            1994


 Revenues (net of reinsurance):
      Automotive Resource Division                      $23,820          $23,509         $23,388

      Corporate                                              18               21              10

                                                         23,838           23,530          23,398

      Realized investment losses not allocated             (160)            (120)           (476)
                                                        $23,678          $23,410         $22,922



 Pre-tax loss from continuing operations:

      Automotive Resource Division                      ($2,500)         ($2,392)        ($2,182)
      Corporate                                            (874)            (307)           (401)

                                                         (3,374)          (2,699)         (2,583)

      Realized investment losses                           (160)            (120)           (476)


                                                        ($3,534)         ($2,819)        ($3,059)


      Operating expenses include amortization of deferred policy acquisition costs and other amortization and depreciation for the years ended December 31, 1996, 1995 and 1994 as follows:

          (in thousands)                                 1996             1995            1994


 Automotive Resource Division                           $10,315          $10,379         $10,854
 Corporate                                                   40               47              47

                                                        $10,355          $10,426         $10,901

20.   Regulatory Matters

      In connection with the proposed Merger with LaSalle discussed in Note 4 and as required by state insurance laws, LaSalle has filed documents with the insurance regulators in each of the states in which the Company's four insurance subsidiaries are domiciled in order to obtain their approval of the Merger. These Form A filings are currently under review by each of the respective insurance departments.

      In June 1996, the North Carolina Department of Insurance issued its December 31, 1993 Report on Examination on one of the Company's subsidiaries. As a result of its examination, the Department concluded that two of the subsidiary's surplus relief reinsurance agreements did not comply with the state's reinsurance statutes and that the financial impact of these agreements should be reversed. Only one of the agreements was still in effect in June 1996, while the other agreement had been terminated prior to the end of 1994. As of June 30, 1996, the remaining agreement was terminated, and this business was subsequently coinsured to a third party reinsurer in connection with the planned sale of the subsidiary (see Note 21). If the financial impact of the remaining treaty had been reversed as of December 31, 1995, the statutory capital and surplus of both the subsidiary and its parent, Consumers Life (which carries its investment in the subsidiary based on the capital and surplus of the subsidiary), would have been reduced by approximately $930,000. The subsidiary included this adjustment in its 1996 statutory financial statements as a direct charge to its surplus.

      As discussed in Note 21, the Company has signed a Consent Order issued by the North Carolina Insurance Department requiring the Company s North Carolina subsidiary to either relocate its office and records to North Carolina or redomesticate to another state by September 11, 1997 to avoid having its Certificate of Authority revoked.

      In September 1996, the Delaware Department of Insurance notified Consumers Life that its level of investments in subsidiaries exceeded the amount permitted under Delaware Insurance laws and that the company's capital and surplus should be reduced by the amount of such excess. The Company later determined that Consumers Life's investments in subsidiaries had exceeded the permitted level as of December 31, 1995 by approximately $1.6 million. If the adjustment for the North Carolina subsidiary's reinsurance treaty and the adjustment for the excess investment in subsidiaries had been reflected in the December 31, 1995 statutory financial statements of Consumers Life, its capital and surplus would have been reduced from $7.3 million to $4.7 million. Consumers Life included both of these adjustments in its 1996 statutory financial statements as a direct charge to its surplus. Its reported capital and surplus at December 31, 1996 was $5.9 million. As disclosed in Note 21, the Company has entered into a definitive agreement to sell the North Carolina insurance subsidiary to a third party. The sale of this subsidiary, which is expected to occur promptly after receipt of regulatory approvals, will eliminate the excess investment in subsidiaries and the related $1.5 million surplus reduction Consumers Life recorded at December 31, 1996.

      At the Company s request, the Delaware Insurance Department reviewed one of Consumers Life s surplus relief reinsurance treaties for compliance with a new state regulation regarding reinsurance agreements. While the Department determined that the treaty was in compliance at December 31, 1996, the Department has indicated that one modification to the agreement must be made in order for the treaty to remain in compliance in the future. The Company plans to make this modification, which is not expected to result in any significant additional costs to the Company or have a material effect on the Company s financial statements.

      The NAIC has established certain minimum capitalization requirements based on risk-based capital ("RBC") formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 1996, each of the Company's insurance subsidiaries have more than sufficient capital to meet the NAIC's RBC requirements. However, if the effects of the surplus relief reinsurance treaties are excluded from the statutory financial statements, certain of the insurance subsidiaries would not meet minimum required RBC levels.

      As discussed above, the Company has received correspondence from and conducted discussions with various state insurance departments concerning the reinsurance agreements, capital levels and unprofitable operations of certain of the Company s insurance subsidiaries. These insurance departments have indicated their expectation that the insurance subsidiaries would be sold or merged or otherwise raise additional capital. Failure to complete the Merger with LaSalle or otherwise raise additional capital and satisfactorily resolve the regulatory matters discussed above could subject the Company's insurance subsidiaries to possible sanctions which may include, among other things, restrictions on marketing and other operations, mandatory asset dispositions and other forms of regulatory intervention. The financial statement impact, if any, of such regulatory actions cannot presently be determined.

21.   Subsequent Events

      On March 6, 1997, the Company signed a stock purchase agreement to sell its North Carolina domiciled insurance subsidiary to Safeguard Health Enterprises, Inc., a specialized health care marketing company based in California, for cash equal to the subsidiary's regulatory capital and surplus on the closing date plus $416,000 for the subsidiary's state licenses. The Company is no longer marketing any insurance products through this insurance subsidiary. The Company has reinsured the in-force credit insurance business of the subsidiary to a third-party insurer which will then retrocede the business back to the subsidiary's current insurance company parent on an earned basis. The transaction is conditioned upon the approval of the North Carolina and Texas insurance departments. The North Carolina Insurance Department has conditioned its approval, in part, upon the concurrent redomestication of the Company to another state, consistent with its policy which no longer permits North Carolina domestic companies to have their principal administrative offices located outside the state. At the buyer s request, the Company plans to change its state of domicile to Texas. The Company has filed the required petition for redomestication with the North Carolina Insurance Department. A redomestication petition is expected to be filed with the Texas Insurance Department, together with the buyer s Form A filing relating to the change in control, in early April 1997. The sale will result in a pre-tax gain to the Company of approximately $281,000.

      On March 10, 1997, the Company signed a Consent Order issued by the North Carolina Insurance Department relating to the Company s North Carolina insurance subsidiary. Pursuant to the Order, the Company has agreed to either relocate the subsidiary s principal operations office and corporate records to North Carolina or redomesticate it to another state. If the subsidiary has not completed either the relocation of its office or the redomestication by September 11, 1997, its Certificate of Authority in North Carolina will be revoked. The planned redomestication and concurrent sale of the subsidiary, as discussed above, is expected to be completed prior to September 11.

      On March 27, 1997, the Company completed a reinsurance transaction with World Insurance Company ( World ), in which World recaptured the individual life insurance business previously assumed by the Company from World through a joint venture agreement. World paid the Company a recapture consideration equal to $1.05 million in exchange for the transfer to World of assets supporting the net statutory basis policy reserves for this business. Based on the recapture consideration received, the Company has written off approximately $1.4 million in deferred policy acquisition costs which are not recoverable. This write-off resulted in an after-tax charge to the Company s fourth quarter 1996 operating results of approximately $900,000 (see Note 5).


      In late 1996, the Company, along with the other 50% owner, granted an option to purchase the home office building to an unrelated third party. The option expired in March 1997 and was not renewed.

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)

                                                 1996


 (in thousands, except per share amounts)            1st           2nd           3rd              4th
                                                    Quarter       Quarter        Quarter        Quarter
                                                  (Restated)    (Restated)     (Restated)


 Total revenues - continuing operations           $8,498        $9,781         $8,538         $6,785
   (before reinsurance ceded)
 Loss from continuing operations before            ($909)        ($213)         ($644)       ($1,768)
   income tax (benefit)

 Income tax expense (benefit)                       (253)          176           (363)          (388)

 Loss from continuing operations                    (656)         (389)          (281)        (1,380)

 Discontinued operations                             232           146             56          1,038
 Net loss                                          ($424)        ($243)         ($225)         ($342)

 Per share data:

   Loss from continuing operations                ($0.29)       ($0.20)       ($0.15)        ($0.57)

   Discontinued operations                          0.09          0.06          0.02           0.40
   Net loss                                       ($0.20)       ($0.14)       ($0.13)        ($0.17)



                                                                          1995

                                                     1st            2nd           3rd            4th
                                                   Quarter        Quarter       Quarter        Quarter
                                                 (Restated)    (Restated)    (Restated)     (Restated)

 Total revenues - continuing operations          ($8,918)      $10,286        $10,482         $7,743
   (before reinsurance ceded)
 Loss from continuing operations before
   income tax (benefit)                            ($577)        ($371)         ($630)       ($1,241)

 Income tax benefit                                  (85)          (77)          (170)          (415)
 Loss from continuing operations                    (492)         (294)          (460)          (826)
 Discontinued operations                              97           203            247            (76)
 Net income (loss)                                 ($395)         ($91)         ($213)         ($902)

 Per share data:

   Loss from continuing operations                ($0.23)       ($0.16)       ($0.21)        ($0.36)
   Discontinued operations                          0.04          0.08          0.09          (0.03)

   Net loss                                       ($0.19)       ($0.08)       ($0.12)        ($0.39)



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      The firm of Ernst & Young LLP ("E&Y") served as the Company's Independent Auditors from October 23, 1990 to November 26, 1996. On that date, E&Y advised the Company that it could no longer continue as the Company's independent public accountants, and that it could not perform the audit of the Company's 1996 financial statements. E&Y made this determination because it had provided certain financial advisory services to the Company in connection with the Company's efforts to sell or merge its business operations. These services, in E&Y's judgment, impaired the firm's independence as it relates to the Company's 1996 financial statements. E&Y further advised the Company that its independence with respect to the Company's 1995 financial statements was not impaired; however, E&Y recommended that the Company retain new auditors to re-audit the 1995 financial statements to avoid any delays that might otherwise arise in the filing and review of a proxy statement covering the proposed merger of the Company with a subsidiary of LaSalle, or periodic reports to be filed thereafter.

      None of E&Y's reports on the Company's financial statements for 1994 or 1995 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. Further, through November 26, 1996, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and no reportable events have occurred.

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

      Rev. Sterling P. Martz, a director with the Company since 1968, reached the mandatory age for retirement established by the Board of Directors on July 31, 1996. However, at its July 1996 meeting, the Board of Directors requested that Rev. Martz continue to serve as a Director until the merger with LaSalle is completed or the Company otherwise disposes of its business operations. The table below sets forth the period for which the following individuals have served as directors of the Company, the principal occupation or employment of each for the last five(5) years, other major affiliations and age as of March 1, 1997.

                                   Principal Occupation for the Past
  Name                              Five Years, Office (if any) Held in       Director        Term
                                    the Company and Other Information         Since           Expires  (Age)


  Leon A. Guida                     Retired, Former Co-Owner and General      1986            1996**
  (72)                              Manager, S & H Pontiac, Harrisburg,
                                    PA

  *James C. Robertson               Chairman of the Board, President and      1967            1996**
  (65)                              Chief Executive Officer of the
                                    Company

  *Sterling P. Martz                Retired Clergyman, Winfield, PA           1968            1996**
  (76)

  *Edward J. Kremer                 President, Hanna, Kremer & Tilghman       1983            1997
  (66)                              Insurance, Inc., Salisbury, MD;
                                    Director and Chairman of the Board,
                                    Delmar Bancorp,
                                    Delmar, MD
  John E. Groninger                 President, John E. Groninger, Inc.,       1968            1998
  (70)                              Juniata Concrete, Inc., Republic
                                    Development Corp., and Juniata Lumber
                                    & Supply Co., Mexico, PA; Director,
                                    Juniata Valley Financial Corp.,
                                    Mifflintown, PA

  *Robert G. Little, Jr., D.V.M.    Partner, Little's Veterinary              1966            1998
  (67)                              Hospital, Williamsport, PA; Director,
                                    Bucktail Bank and Trust Co.,
                                    Williamsport, PA

*     Denotes Member of Executive Committee
** Due to the pending merger with LaSalle, there was no election of Directors held in 1996, and the existing Directors agreed to continue to serve beyond their terms until the merger is completed, or the Company otherwise disposes of its business operations.

      The following information is provided as of March 1, 1997 for each executive officer of the Company and the principal executives of its subsidiaries. All of the executive officers listed also serve as executive officers of the life insurance subsidiaries. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.


          Name            Age             Office

                                              James C. Robertson       65              President and Chief Executive
                                          Officer

 William J. Walsh, Jr.    54              Executive Vice President and
                                          Chief Operating Officer
 Ralph R. Byrnes          54              Senior Vice President-Automotive
                                           Resource Division

 R. Fredric Zullinger     48              Senior Vice President, Chief
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

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1996, 1995 and 1994 of the Chief Executive Officer and the named executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                           SUMMARY COMPENSATION TABLE
TABLE

                                                              Annual
                                                            Compensation
                                                                           Other                 All
                                                                          Annual                Other
    Name and Principal Position      Year     Salary           Bonus       Compensation      Compensation


 James C. Robertson,                 1996     $88,998    (1)    - 0 -      $7,950    (2)    $73,016    (3)

 Chairman, President and             1995    $145,000           - 0 -      $6,300    (2)     - 0 -

 Chief Executive Officer             1994    $145,000           - 0 -      $6,300    (2)     - 0 -


 William J. Walsh, Jr.,              1996    $114,000           - 0 -      - 0 -            $18,605    (3)

 Executive Vice President and        1995    $114,000           - 0 -      - 0 -             - 0 -

 Chief Operating Officer             1994    $114,000           - 0 -      - 0 -             - 0 -


 Ralph R. Byrnes,                    1996    $109,500           $30,000    - 0 -            $20,362    (3)

 Senior Vice President-              1995    $109,500           - 0 -      - 0 -             - 0 -

 Automotive Resource Division        1994    $109,500           - 0 -      - 0 -             - 0 -



(1) Mr. Robertson s status as a salaried employee of the Company terminated effective July 19, 1997. Since that time, Mr. Robertson has been compensated at a daily rate of $150 for any work performed in his capacity as President and CEO of the Company. Mr. Robertson earned $83,654 as a salaried employee and $5,344 as a non-salaried officer of the Company.

(2) Represents Retainer and Board Fees earned by Mr. Robertson as Chairman of the Board of the Company, including fees which were deferred.

(3) Represents distribution from the Company s Excess Benefit Plan which was terminated in July 1997

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      No stock options and/or stock appreciation rights were granted by the Company to the named executive officers in 1996.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR TABLE

      Shown below is information with respect to the stock options and stock appreciation rights ("SARS") awarded under the Company's 1989 Stock Incentive Plan ("1989 Plan") to the named executive officers and held by them at December 31, 1996. The 1989 Plan was approved by the shareholders, and provides for the grant of both options that qualify as incentive stock options under the Internal Revenue Code and non-qualified (non-statutory) stock options. The option price is 100% of the fair market value on the date of grant ($2.25) and the maximum term to exercise the grant is six (6) years. The options have accompanying SARS which permit the holder to receive common stock or cash equal to the excess of the fair market value covered by the option over the option price. To the extent that accompanying SARS are exercised, the corresponding stock options are canceled and the shares subject to the option are charged against the maximum number of shares authorized under the 1989 Plan. When a stock option is exercised, the related SAR is likewise surrendered. All of the options listed in the table were granted in 1993 in place of an equal number of options that were awarded in May 1989 and subsequently canceled.

                                                              Number of Securities          Value of
                                                                   Underlying             Unexercised
                                                                   Unexercised            In-The-Money
                                                                  Options/SARS            Options/SARS
                                 Shares                            at Fiscal                at Fiscal
                              Acquired       Value                Year-End (#)          Year-End ($)(2)
                            on Exercise    Realized              Exercisable (E)        Exercisable (#)
           Name                 (#)           ($)               Unexercisable (U)      Unexercisable (U)

 James C. Robertson            30,000       41,250     (1)            - 0 -                  - 0 -

 William J. Walsh, Jr.         - 0 -         - 0 -                   25,000                  35,938
 Ralph R. Byrnes               - 0 -         - 0 -                   25,000                  35,938



(1) In December 1996, Mr. Robertson exercised all of the 30,000 SAR s issued to him in tandem with stock options. As a result, the payment received by Mr. Robertson represents the difference between $3.625, the high bid price of the Common Stock on December 13, 1996, and $2.25, the exercise price of the options, multiplied by the 30,000 SAR s.

(2) The values in this column are based on the difference between the market value of the Company s common stock on December 31, 1996 and the exercise price of the options.

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

      The compensation for the CEO and the other Executive Officers consists of a base salary, potential annual bonuses and long-term stock option incentives. The Committee considers the total compensation for the CEO and each of the Executive Officers in establishing each element of compensation. Base salaries are fixed at levels competitive in the market compared to other comparably sized companies with officers having equal responsibilities engaged in similar businesses as the Company. With the exception of the senior marketing Executive Officer, the CEO and the remaining Executive Officers of the Company do not have employment contracts with the Company. As a condition of closing the Merger required by LaSalle, Ralph R. Byrnes, a Senior Vice President and top marketing executive of the insurance subsidiaries, entered into a three year employment contract with the Company which became effective at the time the Merger Agreement with the LaSalle was signed. Under the terms of the employment agreement, Mr. Byrnes receives an annual salary of $120,000 and received a $30,000 bonus at the time the Merger Agreement was signed and is entitled to receive a $20,000 bonus at the effective time of the Merger, as well as additional bonuses based upon his performance during the term of the three year contract.

      Annual bonuses and long term stock option incentives have been used by the Company as a form of compensation and are tied to the Company's success at achieving significant financial performance goals, as well as increasing shareholder value. Under the Company's bonus program, the CEO and the other Executive Officers are paid a percentage of their annual base salary as determined by pre-established increases to the Company's pre-tax earnings. Since the criteria established by the Company for awarding bonuses has not been met, no bonuses have been earned by the CEO and the other Executive Officers since 1989 under this bonus program. Grants of stock options with accompanying stock appreciation rights ("SARS") have been used by the Company to retain and motivate the CEO and the other Executive Officers to improve the long-term stock market performance of the Company's common stock. In its decision to grant incentive stock options the Committee looks to the expected value of the Company's common stock during the period of time available to exercise the options. No stock options or SARS were granted by the Company to the CEO or the other Executive Officers during fiscal year 1996.

CEO Compensation

      In evaluating the performance and setting the incentive compensation of the CEO, James C. Robertson, the Committee has taken into consideration the Company's plan to merge or otherwise sell the Company during 1996 while continuing the manage the Company as if independent. During 1996, the Company was able to enter into the Merger Agreement with the LaSalle Group, Inc. and reduced its general expenses by over $1.8 million. The base salary for Mr. Robertson has remained the same since 1991 and no bonuses were earned by Mr. Robertson during this time period as well. In 1996, Mr. Robertson stated his intention to retire from the Board of Directors and resign as President and CEO upon the closing of the merger or the sale of the Company. While Mr. Robertson continues to serve in these capacities, his status as a salaried employee of the Company was terminated effective July 19, 1996. Since that time, Mr. Robertson has been compensated at $150 per day for any work performed for the Company in his capacity as a non-salaried employee while serving as President and CEO, and the standard retainer and board meeting fees in his role as Chairman of the Board.

      The Committee believes that the total compensation for Mr. Robertson during 1996 is reasonable based upon Mr. Robertson's experience, leadership and contributions made to the Company during this transition period.

      This report is submitted by the Personnel Committee of the Company's Board of Directors.

Leon A. Guida, Chairman         John E. Groninger        Rev. Sterling P. Martz

                       STOCK PRICE PERFORMANCE COMPARISON

                                     CUMULATIVE TOTAL RETURN
                                               12/91      12/92       12/93      12/94       12/95      12/96

 Consumers Financial Group (CFIN)               100          78         96         90        110         12

 PEER GROUP (PPEER1)                            100         116        128        120        175        215
 NASDAQ STOCK MARKET-US (INAS)                  100         116        134        131        185        227


      *Assumes $100 invested on December 31, 1991 in the Company s common stock, NASDAQ Stock Index and Peer Group common stock. Total shareholder returns assume reinvestment of dividends.

[FN](1) The peer group companies are primarily in the same segment of the insurance industry that market credit life and credit disability products to automotive dealers and other financial institutions. While none of the companies offer all of the products and services of the Company, each can be considered a competitor of the Company. The members of the peer group are as follows: ACCEL International Corporation, CNL Financial Corporation, American Bankers Insurance Group and US Life Corporation.

                              PENSION PLAN BENEFITS

      The Company has a defined benefit plan, the Consumers Financial Corporation Employees Retirement Plan (the Plan). The Plan was established effective January 1, 1984. Under the Plan the retirement benefit is determined by a formula which reflects compensation and years of service. Benefits are fully vested after seven (7) years of service. The Plan was amended effective January 1, 1989 to reflect changes mandated by ERISA and, as of the same date, a supplemental non-qualified Excess Benefit Plan was adopted covering certain employees, primarily those with higher compensation levels. Compensation includes base salary, bonuses and other forms of compensation and generally corresponds to the amounts shown in the Summary Compensation Table. During 1996, the Company froze the benefits payable to participants under the Plan. The Company also terminated the Excess Benefit Plan in 1996 and distributed the plan assets to the participants.

      The formula provides that for each year of service prior to 1975, the benefit consists of (1) 0.5% of average monthly compensation, plus (b) 1.5% of average monthly compensation in excess of $1,000 where Average Monthly Compensation is average monthly compensation for the five calendar years ending December 31, 1983. For each year of service of January 1, 1984 through December 31, 1988, the benefit consists of (a) 1.5% of monthly compensation times the number of years of service under the Plan, plus (b) 1.4% of monthly compensation in excess of the social security wage base. For each year of service after January 1, 1989, the benefit consists of (a) 1.5% of monthly compensation times the number of years of service under the Plan, plus (b) .65% of monthly compensation in excess of the social security wage base (Employee Retirement
Plan), plus (c) .75% of monthly compensation in excess of the social security wage base (Excess Benefit Plan).

      At December 31, 1996, the estimated monthly defined benefit payable upon retirement at age 65 for each of the named executive officers is as follows:
William J. Walsh, Jr., $2,429 and Ralph R. Byrnes, $2,794. Amounts shown are straight-life annuity amounts and are not reduced by a joint and survivorship provision which is available to the named executive officers. In addition, following his retirement as a salaried employee in July 1996, James C. Robertson began receiving a monthly annuity benefit in the amount of $3,667.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth as of March 1, 1997, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.

                                                                  Amount and
                                                                   Nature of        Percent
                                                                  Beneficial          of
 Title of Class   Name and Address of Beneficial Owner             Ownership         Class


 Common           Consumers Financial Corporation                  255,339              8.4%
                  and Subsidiaries Employee Stock
                  Ownership Plan (ESOP)(1)
                  1200 Camp Hill By-Pass
                  Camp Hill, PA 17011
 Common           Consumers Life Insurance Company                 409,964             12.7%
                  of North Carolina, Consumers
                  Reinsurance Company and Interstate
                  Auto Auction, Inc.,  affiliates of
                  Consumers Financial Corporation
                  1200 Camp Hill By-Pass
                  Camp Hill, PA 17011



[FN](1) The Company's Employee Stock Ownership Plan is an employee benefit plan which is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Participating employees of the Company have the power to vote the shares allocated to them under the Plan. The Trustees of the Plan have discretionary investment powers including the power to dispose of the shares.

      The following table sets forth as of March 1, 1997, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director; (b) each executive officer who is not a director; and (c) all directors and executive officers as a group.


                                                  Amount and
                                                  Nature of           Percent
 Title of             Name of                     Beneficial          of
 Class                Beneficial Owner            Ownership (1)       Class

                                 (a)
 Common               Groninger, John E.             57,521 (2)         1.9
 Preferred                                           22,410 (3)         4.2

 Common               Guida, Leon A.                  3,000              *

 Common               Kremer, Edward J.               1,607              *

 Common               Little, Jr., Robert G.          9,143 (4)          *
 Preferred                                              218 (4)          *
 Common               Martz, Sterling P.              4,000 (4)          *
 Preferred                                            1,400 (4)          *

 Common               Robertson, James C.            99,775             3.3
 Preferred                                            5,235 (5)          *

                                 (b)
 Common               Byrnes, Ralph R.               73,033 (6)(9)      2.4
 Common               Walsh, Jr., William J.         62,813 (7)(9)      2.1

 Common               Zullinger, R. Fredric          54,523 (8)(9)      1.8

                                 (c)
 Common               Directors and Executive       365,415 (9)        11.8
 Preferred            Officers as a Group (9         28,263             5.5
                      individuals)

[FN] * Denotes less than 1%

(1) Except where otherwise indicated, the beneficial owner of the shares exercises sole voting and investment power.

(2)   Includes 42,542 shares owned by Mr. Groninger's wife.

(3)   Includes 1,000 shares owned by Mr. Groninger's wife.

(4) Shared investment and voting power with their wives for the shares indicated.

(5) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.

(6) Includes 31,720 shares for which Mr. Byrnes has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.

(7) Includes 21,284 shares for which Mr. Walsh has voting power as to shares held for him in the Employee Stock Ownership Plan,and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.

(8) Includes 14,835 shares for which Mr. Zullinger has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.

(9) Includes shares that are acquirable through the exercise of stock options and SAR s. In accordance with the terms of the proposed merger with LaSalle, the holders of all outstanding stock options and SAR s shall agree to exercise their SAR s in lieu of the exercise of the stock options.

      As required by Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company notes that Form 5 reports for Messrs. Robertson, Walsh, Zullinger and Byrnes, reporting certain transactions during 1996 not required to be reported on an earlier interim basis, were filed four (4) days late with the Securities and Exchange Commission on February 18, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       W. John Daub III, a Director of the Company until his voluntary resignation from the Board of Directors on April 23, 1996, is affiliated with automobile dealerships that are master group policyholders of a life insurance subsidiary of the Company. Those dealerships receive commissions from the subsidiary in connection with credit insurance they sell. All commissions paid to the dealerships affiliated with Mr. Daub are at rates comparable with commissions paid to other non-affiliated parties. Total commissions on credit insurance business paid by the subsidiary to the dealerships affiliated with Mr. Daub during 1996 were $102,450.

      In addition, the Daub Trust, a trust controlled by Mr. Daub, purchased in June 1989 a reinsurance company from a life insurance subsidiary of the Company for $155,000, its book value at that time. The Daub Trust paid $55,000 in cash and gave the subsidiary a Note for $100,000, repayable with interest at a rate which varies with the rate of interest earned by the reinsurance company on its certificate of deposit investments. On December 31, 1989, the subsidiary advanced to the Daub Trust an additional $12,000, increasing the total outstanding loan to $112,000. The terms of the Note are substantially the same as those which would have been offered to other non-affiliated parties at that time. The loan is expected to be repaid from profits earned by the reinsurance company and the subsidiary holds all of the outstanding stock of the reinsurance company as collateral for the loan. The loan balance at March 1, 1997 remains at $112,000 as no principal payments have been made. Through December 31, 1996, the reinsurance company has developed profits which are sufficient to repay over half of the current loan balance. However, no payment can be made until the reinsurance company receives approval from the Arizona Insurance Department for a dividend distribution.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

a)    Listing of Documents filed:

      1.    Financial Statements (included in Part II of this report)

            Report of Independent Auditors
            Consolidated Balance Sheets-December 31, 1996 and 1995 Consolidated Statements of Operations - Years Ended
                  December 31, 1996, 1995 and 1994
            Consolidated Statements of Shareholders' Equity -
                  Years Ended December 31, 1996, 1995 and 1994
            Consolidated Statements of Cash Flows - Years Ended
                  December 31, 1996, 1995 and 1994
            Notes to Consolidated Financial Statements

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

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONSUMERS FINANCIAL CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

          (in thousands)                                      Liabilities, Redeemable
                                                              Preferred

             Assets                    1996      1995         Stock and Shareholders  Equity       1996        1995

 Investments, other than                                      Liabilities:

    investments in affiliates:                                     Note payable                              $1,159

      Fixed maturities               $1,304                        Indebtedness to affiliates       $544        425

      Other invested assets              75       $72              Dividend payable                  114        114
                                      1,379        72              Income taxes                    1,290        559

 Cash                                   186       228              Miscellaneous                      41         88

 Investments in affiliates            8,867    12,672         Total liabilities                    1,989      2,345

 Indebtedness of affiliates           4,765     4,899
 Accrued investment income                7

 Receivables                              7                   Redeemable preferred stock:

 Property and equipment, net of          18        18           Series A, 8 1/2% cumulative        4,693      4,657
   accumulated depreciation                                       convertible

 Other assets                           103       110
                                                              Shareholders  equity:

                                    $15,332    $18,016          Common stock                          30         30

                                                                Capital in excess of stated        7,966      8,016
                                                                  value
                                                                Equity in net unrealized              70        705
                                                                  appreciation of debt and
                                                                  equity securities of
                                                                  subsidiaries

                                                                Retained earnings                  2,009      3,688

                                                                Treasury stock                    (1,425)    (1,425)

                                                              Total shareholders  equity           8,650     11,014


                                                                                                  $15,332    $18,016



See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
TABLE

 (in thousands)                                                1996         1995          1994

 Revenues:

      Net investment income                                     $16           $5           $37

      Other income                                                2           16             1

 Total revenues                                                  18           21            38


 Expenses:


  Amortization of deferred acquisition costs                                               825
    (including write-off of $746 in 1994)

      General expenses                                          765          221           291
      Taxes, licenses and fees                                    9           14            21

      Interest                                                  143          145           203

 Total expenses                                                 917          380         1,340


 Loss before income taxes                                      (899)        (359)       (1,302)

 Income taxes                                                   103          210           184



 Loss before equity in income (loss) of                      (1,002)        (569)       (1,486)
   unconsolidated subsidiaries
 Equity in income (loss) of unconsolidated
   subsidiaries:

      Continuing operations                                  (1,704)      (1,503)       (1,027)

      Discontinued operations                                 1,472          471         1,301
                                                               (232)      (1,032)          274



 Loss before equity in cumulative effect of change           (1,234)      (1,601)       (1,212)
   in accounting principle of unconsolidated
   subsidiaries


 Equity in cumulative effect of change in accounting                                       299
   principle of unconsolidated subsidiaries



 Net Loss                                                   ($1,234)      ($1,601        ($913)
                                                                                )



      See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

 (in thousands)                                              1996         1995         1994

 Cash flows from operating activities:

   Net loss                                                ($1,234)     ($1,601)       ($913)



   Adjustments to reconcile net loss to net
     cash provided by operating activities:
   Amortization of deferred acquisition costs                                            825

   Income taxes                                                741          (29)          20

   Receivables and agents balances                             127           31           19

   Other liabilities                                            67           47           59
   Equity in loss (income) of unconsolidated                   998        1,736          897
     subsidiaries

   Amortization of intangibles                                 123          217          420

   Equity in cumulative effect of change in                                             (299)
     accounting principles of unconsolidated
     subsidiaries

   Other                                                        17          483         (133)
     Total adjustments                                       2,073        2,485        1,808



   Net cash provided by operating activities                   839          884          895


 Cash flows from investing activities:

   Purchase of investments                                  (2,115)          (3)         (14)

   Maturity of investments                                                    3
   Sale of investments                                         808

   Investments in affiliates                                 2,044          827          588

   Purchase of property and equipment                                                     (1)

   Net cash provided by investing activities                   737          827          573


 Cash flows from financing activities:

   Principal payments on debt                               (1,159)      (1,050)        (900)

   Purchase of treasury stock                                  (50)        (114)         (38)
   Cash dividends to shareholders                             (409)        (409)        (547)

   Net cash used in financing activities                    (1,618)      (1,573)      (1,485)

 Net increase (decrease) in cash                               (42)         138          (17)


 Cash at beginning of year                                     228           90          107



 Cash at end of year                                          $186         $228          $90

      See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

2. Cash dividends received from subsidiaries in 1996, 1995 and 1994 amounted to $3,342,844, $827,000 and 600,000, respectively.

3. The Company files a consolidated Federal income tax return with its non-life insurance company subsidiaries and with its consolidated life insurance company subsidiaries, except for Consumers Reinsurance Company, which files a separate return. With respect to the consolidated non-life sub-group, taxes are allocated proportionately to each subsidiary within the consolidated group. Tax expense is allocated to those subsidiaries reporting taxable income, while a tax benefit is allocated to those companies reporting a taxable loss. For the consolidated life insurance sub-group, taxes are allocated only to those companies in the group reporting taxable income. Similarly, tax benefits for the life sub-group are allocated only to those companies reporting a taxable loss.

                                 SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

          (in thousands)



                                                      Deferred                               Other policy
                                                       policy        Future                   claims and     Premium
                                                    acquisition      policy     Unearned       benefits     and other
                     Segment                           costs        benefits    premiums       payable       revenue

 Year ended December 31, 1996:

      Automotive Resource Division                      $16,414      $11,420     $56,178          $2,511      $21,749

      Individual Life Insurance Division (c)              2,535       23,966                         225

      Other (d)                                                                                                     2
           Total                                        $18,949      $35,386     $56,178          $2,736      $21,751



 Year ended December 31, 1995 (e):

      Automotive Resource Division                      $17,642      $10,411     $57,943          $2,448      $21,278
      Individual Life Insurance Division (c)              4,284       26,171                         408

      Other (d)                                                                                                    16

           Total                                        $21,926      $36,582     $57,943          $2,856      $21,294


 Year ended December 31, 1994 (e):

      Automotive Resource Division                      $16,878      $10,415     $56,551          $2,059      $20,519

      Individual Life Insurance Division (c)              4,777       28,194                         789

      Other (d)                                                                                                     1
           Total                                        $21,655      $38,609     $56,551          $2,848      $20,520

(a)   Excludes realized investment gains.
(b) Allocations of net investment and other operating expenses are based on various assumptions and estimates. The results would change if different assumptions and estimates or a different method were to be used.
(c) The assets and liabilities of the discontinued individual life insurance business have not been separately stated on the consolidated balance sheets.
(d)   Represents operations of Consumers Financial Corporation.
(e) Certain amounts for 1995 and 1994 have been restated to reflect the presentation of the individual life insurance and the auto auction businesses as discontinued operations.

                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                  Amortization
 (in thousands)                                                                    of deferred
                                                        Net           Death          policy
                                                    investment      and other      acquisition     Operating
                     Segment                          income        benefits          costs        expenses


                                                       (b)                                            (b)
 Year ended December 31, 1996:

   Automotive Resource Division                         $2,070        $11,698         $10,133         $4,308

   Individual Life Insurance Division (c)

   Other (d)                                                17                                           917
      Total                                             $2,087        $11,698         $10,133         $5,225



 Year ended December 31, 1995 (e):

   Automotive Resource Division                         $2,231        $10,267         $10,154         $5,007
   Individual Life Insurance Division (c)

   Other (d)                                                 5                                           471

      Total                                             $2,236        $10,267         $10,154         $5,478


 Year ended December 31, 1994 (e):

   Automotive Resource Division                         $2,868         $8,877         $10,388         $4,885

   Individual Life Insurance Division (c)

   Other (d)                                                10                                           602
      Total                                             $2,878         $8,877         $10,388         $5,487

(a)   Excludes realized investment gains.
(b) Allocations of net investment and other operating expenses are based on various assumptions and estimates. The results would change if different assumptions and estimates or a different method were to be used.
(c) The assets and liabilities of the discontinued individual life insurance business have not been separately stated on the consolidated balance sheets.
(d)   Represents operations of Consumers Financial Corporation.
(e) Certain amounts for 1995 and 1994 have been restated to reflect the presentation of the individual life insurance and the auto auction businesses as discontinued operations.

                                   SCHEDULE IV
                                   REINSURANCE

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

          (in thousands)

                                                                           Assumed                    Percentage
                                                              Ceded to      from                       of amount
                                                  Gross         other       other            Net      assumed to
                   Segment                       amount       companies   companies        amount         net

                                                                 (a)         (a)

 Year ended December 31, 1996:

    Life insurance in-force (c)                $1,733,522     $927,916     $282,021      $1,087,627         25.9%


    Net premium income:

      Credit insurance                            $31,573      $11,689         $124         $20,008          0.6%

      Warranty                                                                  417             417        100.0%

                                                  $31,573      $11,689         $541         $20,425          2.6%
 Year ended December 31, 1995 (b):

   Life insurance in-force (c)                 $1,820,872     $947,363     $311,201      $1,184,710         26.3%




   Net premium income:
     Credit insurance                             $31,720      $12,628         $327         $19,419          1.7%

     Warranty                                                                   394             394        100.0%

                                                  $31,720      $12,628         $721         $19,813          3.6%


 Year ended December 31, 1994 (b):

   Life insurance in-force (c)                 $1,911,119    $1,184,134    $354,800      $1,081,785         32.8%


   Net premium income:

     Credit insurance                             $31,120      $13,267       $1,173         $19,026          6.2%

     Warranty                                                                   278             278        100.0%

                                                  $31,120      $13,267       $1,451         $19,304          7.5%

(a) Includes premiums for credit insurance ceded and assumed on an earned basis.

(b) Certain amounts for 1995 and 1994 have been restated to reflect the presentation of the individual life insurance business as a discontinued operation.

(c) Life Insurance in-force includes the remaining block of individual life insurance business, which will be sold in 1997. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

 (in thousands)

                                                                                  Charged
                                                    Balance at     Charged to     to other                        Balance at
                   Description                       beginning      costs and    accounts,    Deductions,           end of
                                                     of period      expenses      describe      describe            period

 Year ended December 31, 1996:

   Provision for permanent decrease in market value of:

       Equity securities                                    $15                                       $15   (a)

       Mortgage loans                                       100                                                         $100
       Real estate                                          493           $35                         400   (a)          128

       Other invested assets                                               75                                             75

   Provision for uncollectible receivables                1,093           233                         288   (b)        1,038


                                                         $1,701          $343                        $703             $1,341



 Year ended December 31, 1995:

   Provision for permanent decrease in market
     value of:
       Equity securities                                    $15                                                          $15

       Mortgage loans                                       200                                      $100   (c)          100

       Real estate                                          300          $193                                            493

       Provision for uncollectible receivables            1,091            79                          77   (b)        1,093
                                                         $1,606          $272                        $177             $1,701



 Year ended December 31, 1994:
   Provision for permanent decrease in market value of:

       Equity securities                                    $19                                        $4   (d)          $15

       Mortgage loans                                       670          $135                         605   (c)          200

       Real estate                                           20           300                          20   (a)          300
       Provision for uncollectible receivables            1,020           149                          78   (b)        1,091

                                                         $1,729          $584                        $707             $1,606
/TABLE

(a)   Write-off of reserve for assets sold
(b)   Write-off of bad debts against reserve
(c)   Loans transferred to real estate through foreclosure
(d)   Write-off of worthless securities against reserve

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSUMERS FINANCIAL CORPORATION




By:            /S/ James C. Robertson
      Chairman of the Board and President




Date:           March 25, 1997

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                           Title                   Date

/S/James C. Robertson         Director, President and       March 25, 1997
                              Chairman of the Board
                              (Chief Executive Officer)


/S/William J. Walsh, Jr.      Executive Vice President      March 25, 1997
                              (Chief Operating Officer)


/S/R. Fredric Zullinger       Senior Vice President and     March 25, 1997
                              Treasurer
                              (Chief Financial Officer)



/S/John E. Groninger          Director                      March 25, 1997


/S/Leon A. Guida              Director                      March 25, 1997


/S/Edward J. Kremer           Director                      March 25, 1997


/S/Robert G. Little,
 Jr., D.V.M.                  Director                      March 25, 1997


/S/Rev. Sterling P. Martz     Director                      March 25, 1997