Form 10-K
period 1997-12-31
CONSUMERS FINANCIAL CORP
filed 1998-04-10
CIK 100320

UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                  FORM 10-K

< X >Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

   Based on the closing price on March 1, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was $1,622,597.

   The number of outstanding common shares of the registrant as of March 1, 1998 was 2,596,155

                   PART I

ITEM 1.   BUSINESS

                   GENERAL

   Consumers Financial Corporation (the "Company") is an insurance holding company which, until October 1, 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the Middle Atlantic region of the United States. The insurance subsidiaries are licensed in 26 states and the District of Columbia and conducted the majority of their business in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia, marketing credit insurance products primarily through automobile dealers. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. Effective October 1, 1997, the Company transferred all of its credit insurance and fee income accounts to Life of the South Corporation ( LOTS ), a Georgia-based financial services holding corporation. On January 1, 1998, LOTS hired substantially all of the sales and marketing personnel of the Company and assumed the administration of the Company s credit insurance business. In addition, effective January 1, 1998, the Company also reinsured to American Republic Insurance Company ( American Republic ), a financial partner of LOTS in this transaction, 100% of its credit insurance business which was inforce on September 30, 1997 (the Sale of Assets ) and reinsured 100% of the credit insurance business written on the policy or certificate forms of the Company s s u bsidiaries in the fourth quarter of 1997. In connection with these transactions, the Company and LOTS have further agreed that, with respect to one of the subsidiaries, the new credit insurance business produced by that subsidiary s former customer accounts, which have now been transferred to LOTS, will continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk will also be reinsured 100% to American Republic.

   The Sale of Assets transaction, which has received the approval of state insurance regulators and the approval of the Company s preferred and common shareholders at a special meeting held on March 24, 1998 (the Special Meeting ), is expected to close in April 1998. The reinsurance transaction involving the fourth quarter credit insurance business as well as certain related transactions are also expected to close at that time. At the Special Meeting, the Company s shareholders also approved a Plan of Liquidation and Dissolution pursuant to which the Company intends to liquidate its remaining assets, provide for all liabilities, redeem its preferred stock at $10 per share and then distribute all remaining cash to its common shareholders.

   The Company has not written any new individual life insurance business since 1992. In 1992, the Company sold all of its traditional whole-life, term and annuity business. In 1994, the Company reinsured substantially all of its universal life insurance business to a third party insurer and, effective January 1, 1997, it sold its remaining block of universal life business back to the direct writer of the business. Additional information regarding the termination of marketing activities and the operations of the Individual Life Insurance Division and the sale of the division s in-force business appears below under "Operations."

   The Company, through its wholly-owned subsidiary, IAAC, Inc., formerly Interstate Auto Auction, Inc. ("Interstate"), also conducted wholesale and retail automobile auctions of used vehicles for automobile dealers, banks and leasing companies. The Company sold the business and the related operating assets of Interstate in November 1996 for cash in the amount of $4.85 million. Additional information regarding the termination of the auto auction operations appears below under Operations.

   The term "Company" when used herein refers to Consumers Financial Corporation and its subsidiaries unless the context requires otherwise. The Company's executive offices are located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania 17011. Its telephone number is (717) 730-6320.

   The Company was formed in 1966 as 20th Century Corporation (a Pennsylvania business corporation) and adopted its present name on May 30, 1980. The Company operated through its wholly-owned subsidiaries, principally Consumers Life Insurance Company (a Delaware life insurance company) ( Consumers Life ), Consumers Car Care Corporation (a Pennsylvania business corporation) and, until late 1996, Interstate (a Pennsylvania business corporation). Investors Fidelity Life Assurance Corp. (an Ohio life insurance company) is a subsidiary of Consumers Life. Until its sale in August 1997, Consumers Life Insurance Company of North Carolina (a Texas life insurance company) was also a subsidiary of Consumers Life.

   Prior to the discontinuation of its business operations, as discussed above, the Company operated in three industry segments: the Automotive Resource Division, which marketed credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division. These segments did not include the corporate activities of Consumers Financial Corporation which previously were insignificant in relation to the three segments. Both the individual life insurance and the auto auction segments were presented as discontinued operations in the Company s consolidated financial statements beginning in 1996. As a result of the sale of the credit insurance and related operations to LOTS and the transfer of all of the inforce credit insurance business to American Republic, which is acting as LOTS financial partner, the Automotive Resource Division has now also been presented as a discontinued operation in the Consolidated Financial Statements. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

   As a result of the operating losses incurred by the Company since 1993, in March 1996, the Company announced its plans to explore various alternatives for selling or merging its remaining business units. Direct contacts were made with over 45 potential buyers to solicit their interest in participating in an auction process to acquire the Company or its assets and business operations. This auction process was intended to achieve maximum value and a timely sale through simultaneous exposure to a wide range of potential purchasers. Separate groups of potential bidders were solicited for the Company s auto auction business and for its credit insurance business. After evaluating numerous offers for the sale of the auto auction business, in late 1996, the Company sold that business and the related operating assets for $4.85 million.

   The Company received 11 letters of intent for either the sale of its credit insurance operations or the sale of the entire Company (excluding the auto auction business). Four bidders were selected to perform due diligence reviews and submit final offers. After detailed discussions and negotiations were conducted with the four bidders concerning the final offers which they submitted, the Company signed a letter of intent with one of those bidders, LaSalle Group, Inc. ( LaSalle ) on September 29, 1996 involving a proposed merger of the Company with LaSalle. On October 30, 1996, the Company entered into a merger agreement (the Merger Agreement ) with LaSalle pursuant to which the Company would have become a wholly-owned subsidiary of LaSalle and the holders of the Company s common stock would have received cash of approximately $3.78 per share. The transaction was approved by the common shareholders on March 25, 1997 subject to the approval of certain state insurance regulators. However, on May 15, 1997, LaSalle disclosed to the Company that it was unlikely that its original source of funding for the merger would be available by June 15 and that it was in the process of securing alternate funding. At that time, the Company exercised its right to renew its search for another acquiror to protect the Company in the event LaSalle s funding would not be available. The Company then requested that certain previous bidders for the Company s credit insurance business resubmit their bids for consideration.

   On July 25, 1997, the Merger Agreement with LaSalle was terminated because, despite continued assurances to the contrary, LaSalle was unable to provide the cash funds necessary to complete the merger transaction. Following the receipt and evaluation by the Company of four new offers for the credit insurance business, the Company signed a letter of intent on July 28, 1997 to sell its credit insurance operations to LOTS, subject to a due diligence review by LOTS. On September 19, 1997, an amended letter of intent was signed by the parties and an Asset Purchase Agreement was subsequently signed on December 30, 1997. As indicated above, certain transactions contemplated by the Asset Purchase Agreement required the approval of certain state insurance regulators and the Company s preferred and common shareholders before being settled.

   At the Special Meeting referred to above, the Company s shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation ) whereby, following the Sale of Assets, the Company would be liquidated by (i) the sale of its remaining assets, (ii) the payment of all claims, liabilities and expenses, (iii) the redemption and cancellation of all outstanding shares of Preferred Stock at par value, and (iv) the pro rata distribution of all remaining cash to the holders of Common Stock. The liquidation process is expected to be concluded in approximately five years by a final liquidating distribution to the shareholders of the Company. During that period, the Company will consider and evaluate any other viable proposals for the sale of the Company or its assets which would provide greater value to shareholders.

   The assets and liabilities of the Company may be transferred to a liquidating trust if the Board of Directors determines that the use of a liquidating trust provides the best alternative for liquidating the Company. If the Company s assets and liabilities are transferred to such a trust, all distributions to shareholders would then be made directly from the liquidating trust after the satisfaction of all liabilities.

                  OPERATIONS

   The Company's principal subsidiaries, which, until October 1, 1997, were engaged in the marketing of credit insurance business, are Consumers Life Insurance Company and Investors Fidelity Life Assurance Corp. Together these companies are licensed in 26 states and the District of Columbia. In August 1997, the Company sold another wholly-owned subsidiary, Consumers Life Insurance Company of North Carolina, which had also been engaged in the sale of credit insurance.

   As noted in Item 1 - General, the Company sold its credit insurance customer accounts to LOTS as of October 1, 1997 and, effective January 1, 1998, the Company transferred to American Republic, through reinsurance, its September 30, 1997 inforce block of credit insurance business and 100% of the credit insurance business written in the fourth quarter of 1997. Although one of the Company s insurance subsidiaries has agreed to allow all new credit insurance premiums produced by the customer accounts which were sold to LOTS to be written on the policy or certificate forms of the subsidiary until September 30, 1999, all of this business will be reinsured 100% to American Republic. As a result of these transactions with LOTS and American Republic, the Company has no remaining business segments, since it sold the remainder of its individual life insurance business as of January 1, 1997 and sold its auto auction business in November 1996. The information appearing below briefly describes the three business segments in which the Company previously operated. The activities of the Company are now restricted primarily to the collection of investment income on the Company s remaining invested assets, the collection of fee revenues from LOTS relating to the sale of the Company s credit insurance accounts and the payment of certain corporate costs and other fixed overhead expenses.

AUTOMOTIVE RESOURCE DIVISION

   Prior to the sale of its credit insurance and fee income accounts to LOTS as of October 1, 1997, the Company marketed and retained the risk on credit insurance in connection with consumer credit transactions, substantially all of which were automobile purchases. Credit life insurance provides funds in the event of the insured's death for payment of a specified loan or loans owed by the insured. Similarly, credit disability insurance provides for the periodic paydown of such loans during the term of the insured's disability. In most cases, the entire premium is paid at the time the insurance is issued. Premiums collected are remitted to the Company net of commissions. Credit insurance generally is written on a decreasing term basis with the policy benefit initially being the full amount of the loan and thereafter decreasing in amounts corresponding to the repayment schedule. The primary beneficiary under credit insurance is the lender, with any proceeds in excess of the unpaid portion of the loan payable to a named second beneficiary or the insured's estate.

   The credit insurance business was the major source of the Company's revenues and, until 1991, provided the majority of its profits as well. Automobile sales accounted for substantially all of the credit insurance sold by the Company. The credit insurance industry and the Company s credit business were both adversely affected in recent years by the increase in the number of automobiles which are leased instead of purchased. This is principally due to the lack of availability of approved credit insurance products applicable to leases and to a reluctance on the part of automobile dealers to emphasize the sale of credit insurance products on lease transactions. (The Company had credit insurance products available for lease transactions in most of the states in which it actively marketed.)

   The Company also marketed, in an agency capacity, extended service automobile warranty products through its wholly-owned subsidiary, Consumers Car Care Corporation. These products were underwritten by unaffiliated insurance companies, administered by unaffiliated third party administrators and sold primarily through automobile dealers who also sold the Company's credit insurance. Other related products and services were also offered to the Company's automobile dealer customers.

INDIVIDUAL LIFE INSURANCE DIVISION

   In March of 1992, the Company announced the termination of this Division's marketing activities and announced its intent to sell its existing blocks of whole-life, term, annuity and universal life business. Effective October 1, 1992, the traditional whole-life, term and annuity business was sold for $5.6 million to the Londen Insurance Group located in Phoenix, Arizona. Effective December 31, 1994, the Company coinsured its direct universal life business and irrevocably assigned all its right, title and interest in a block of assumed universal life business (coinsured from AMEX Life Assurance Company on a 90% quota share basis) to American Merchants Life Insurance Company, located in Jacksonville, Florida, for $5.5 million. The Company continued to provide all policyholder administrative functions for this business pursuant to a service agreement until May 1, 1995.

   Effective January 1, 1997, the Company sold its remaining block of individual life insurance business back to the direct writer of the business. The direct writer paid the Company a recapture consideration of $1.05 million in March 1997 when the transaction closed.

   As a result of the disposal of the remaining insurance business of the individual life insurance division, the operating results of this segment are included with discontinued operations for all periods presented in the Consolidated Financial Statements appearing elsewhere in this Form 10-K.

AUTO AUCTION DIVISION

   As indicated previously, the business and the related operating assets of Interstate were sold in November 1996 for cash of $4.85 million. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for further information concerning the sale and its impact on the Company s operating results. Prior to the sale, Interstate conducted wholesale automobile auctions of used vehicles at its facility in Mercer, Pennsylvania (about 50 miles north of Pittsburgh). Interstate s customers included automobile dealers and leasing companies. In connection with its weekly auctions, Interstate provided a body shop repair and conditioning service and an arbitration service through which disputes between buyers and sellers were resolved.

   In 1996, prior to the sale of the business, approximately 28,000 cars were registered for sale at Interstate through the regular weekly consignment auction, and approximately 57% of all vehicles registered were sold. In 1995, approximately 35,000 cars were registered for sale at Interstate through the regular weekly consignment auction, and approximately 56% of those vehicles were sold. Auction fees were generally paid by the seller for each vehicle sold and an additional fee was paid by the purchaser. The purchaser s fees varied according to the price paid for the automobile.

                  INVESTMENTS

   The Company's general investment policy with respect to assets of its insurance subsidiaries has historically been to invest primarily in fixed maturity securities and, to a lesser extent, in mortgages with intermediate terms (generally not more than seven years). Investments in mortgages allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. Prior to the sale of the Company s direct universal life business, the Company's investment policy also included investing in certain m o r tgage-backed securities which provided competitive yields on assets supporting these interest sensitive products. In order to provide the liquidity necessary to consummate the Sale of Assets transaction with American Republic and LOTS and to eliminate the market risk on the bond portfolio, the Company sold substantially all of its bonds in late 1997 and early 1998.

   The Company s mortgage loan portfolio, which relates primarily to commercial real estate, has declined significantly during the past three years, from $9.9 million at the end of 1994 to $2 million at December 31, 1997. The r e duction is primarily attributable to the sale of certain mortgages, refinancings and early payoffs. The mortgage portfolio has generally been concentrated in the Central Pennsylvania area. The Company considers this strategy to be conservative because this region has historically not been particularly susceptible to wide economic swings in recessionary times, due to the diversity of industries throughout the area and the presence of government operations and military installations.

   Investments in government and corporate bonds have historically been limited to those with a Moody s or Standard & Poors rating of A or better. The Company bought U.S. Treasury Notes for their yield and superior liquidity features. The Company also purchased U.S. Government agency bonds and corporate bonds provided such bonds were part of large liquid issues (over $100 million) and, in the case of corporate bonds, represented economic balance and diversification. The Company also bought foreign bonds denominated in U.S. dollars (Yankee Bonds), thereby avoiding exposure to foreign currency risk. Short-term investments are maintained primarily to meet anticipated cash requirements arising from operations. As of December 31, 1997, the fixed maturities portfolio did not contain any non-investment grade securities. The Company defines a non-investment grade security as any security rated below Baa3 by Moody s Investors Service and below BBB by Standard and Poor s Rating Service. The assets of the Company's non-insurance subsidiaries generally have been invested in short-term instruments.

   The following table sets forth the Company's investment results for the periods indicated:

                               Years Ended December 31,

                              1997                     1996                     1995

                         Net                      Net                      Net
                         Investment     Yield     Investment     Yield     Investment     Yield
                         Income         %         Income         %         Income         %
                                                       (Restated)               (Restated)


 Interest:
   Fixed maturities      $1,934         6.7       $2,364         6.2       $2,175         6.8

   Mortgage loans           189         8.7          421         9.0          692         8.1

   Policy loans                                       33         6.6           58        13.9 (2)
   Short-term
     investments            486         4.4          265         4.5          221         4.7

   Real estate                                       157             (1)      332        30.7 (3)

   Other                     82         9.7           17         1.0            3         0.2

                          2,691         6.3        3,257         6.5        3,481         7.2

 Investment expenses       (675)       (1.6)        (680)       (0.9)        (702)       (0.1)

 Total net investment
    income               $2,016         4.7       $2,577         5.6       $2,779         6.3

 Less net investment
  income attributable
  to discontinued
  operations              1,953                    2,518                    2,739
 Net investment income
  attributable to
  continuing operations     $63                      $59                      $40


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

                  COMPETITION

   Prior to the sale of its customer accounts to LOTS as of October 1, 1997, the Company competed with numerous other credit insurance companies, many of which were larger than the Company and had greater financial and marketing resources. The principal competitive factors in the automobile credit insurance industry are commission levels, the quality of training for dealers, the variety of related products, the availability of dealer incentive programs and the level of administrative support and efficiency of claims handling procedures.

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

   The dividends which a life insurance company may distribute are subject to regulatory requirements based upon minimum statutory capital and surplus and/or statutory earnings. In addition to regulatory considerations, the overall financial strength of each operating entity is considered before dividends are paid. Additionally, the amount of dividends a life insurance company can pay is subject to certain tax considerations. See Notes 3 and 17 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

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

               EMPLOYEES AND AGENTS

   As of December 31, 1997, the Company had approximately 42 full-time employees, including its management and sales personnel. In addition, as of that date there were approximately 900 licensed agents selling credit insurance and vehicle extended service contracts, most of whom were full-time employees of automobile dealers, banks and other financial institutions. On January 1, 1998, all of the Company s remaining sales personnel resigned and became employees of LOTS in connection with the transactions discussed earlier in this Item 1, and certain other administrative employees were terminated. As of March 31, 1998, the Company had eight full-time employees.

   The Company has adequate insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. The Company does not have similar coverage for its agents. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.

ITEM 2.   PROPERTIES

   Since September 1989, the Company has maintained its executive and business offices in a leased building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contains approximately 44,500 square feet of office space. Prior to 1993, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. As a result of the termination in 1992 of all new business functions in the Individual Life Insurance Division and the transaction with LOTS discussed earlier in this Item 1, the Company now occupies approximately 48% of the available office space. The Company has leased about 33% of the remaining space to third party tenants. Annual rental income to the Company under these sub-leases totals $84,000. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building, which reduced the Company s annual rent to $204,000. The option price was approximately $1.75 million. Except as otherwise noted, the remaining business operations of the Company and all of the subsidiaries are conducted at the above address in Camp Hill, Pennsylvania.

   In connection with its credit insurance operations, Consumers Life maintained a branch office in leased facilities in Philadelphia, Pennsylvania until December 31, 1997. The branch office primarily provided supervision, sales and service for credit insurance agents doing business in the eastern Pennsylvania, Delaware and New Jersey areas. Annual rental for this office was approximately $27,000.

   Investors Fidelity Life Assurance Corp. maintained an office in leased facilities in Columbus, Ohio until December 31, 1997. This office primarily provided sales support and supervision for credit insurance agents in the State of Ohio. Annual rental for this office was approximately $13,000 plus insurance, taxes and utilities.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted during the fourth quarter of 1997 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise. However, at the Special Meeting held on March 24, 1998, the holders of Preferred Stock and Common Stock, each voting separately as a class, approved (i) the Sale of Assets transaction, in which the Company sold its inforce block of credit insurance business to American Republic, financial partner of LOTS and (ii) the Plan of Liquidation whereby the Company will wind up its affairs and ultimately be liquidated and dissolved.

                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Consumers Financial Corporation common stock is currently traded on the NASDAQ National Market System with its ticker symbol being CFIN. The Company s Convertible Preferred Stock, Series A was also traded on the NASDAQ National Market System until March 16, 1998, when it was delisted by NASDAQ for non-compliance with the new public float requirement of a minimum of 750,000 shares under Maintenance Standard 1, pursuant to NASD Marketplace Rule 4450(a)(3) which became effective on February 23, 1998. The Company has also received notice from NASDAQ that its common stock was not in compliance with the new market value of public float requirement, and if the Company does not come into compliance with the new Marketplace Rule on or before May 28, 1998, the common stock will be subject to delisting. Since the shareholders of the Company approved the Plan of Liquidation and Dissolution on March 24, 1998, the Company does not intend to appeal the delisting decision for either the preferred or common stock, take any steps to come into compliance with the Marketplace Rules or attempt to seek inclusion on the NASDAQ Small Cap Market.

                             1997 QUARTERLY STOCK PRICES

                         1st       2nd       3rd       4th
                       Quarter   Quarter   Quarter   Quarter

 Common Stock
   High                  3 3/4     3 3/4     2 1/4     1 3/16

   Low                   3 11/16   2 1/2     1 1/8     1

 Convertible Preferred
 Stock, Series A

   High                  8 1/4     8 1/2     8 1/2     8 1/4

   Low                   8 1/4     8 1/4     8         7


   Directors, officers and employees of the Company have a sizeable ownership position in the Company, which has been derived from the Company s longstanding belief that this ownership position would provide a strong incentive for all parties involved to enhance shareholder value. At December 31, 1997, the Company s Employee Stock Ownership Plan held 8% of the total common stock outstanding.

   As of December 31, 1997, there were 6,699 shareholders of record who collectively held 2,596,155 common shares and 113 shareholders of record of the Convertible Preferred Stock, Series A, who held 481,461 shares.

   Dividends on both the Company s common stock and Convertible Preferred Stock, Series A, are declared by the Board of Directors. No common stock dividends were declared in either 1997, 1996 or 1995; however, common stock dividends had been paid for 14 consecutive years through 1994. The Convertible Preferred Stock, Series A, dividends are paid quarterly on the first day of January, April, July and October. The annual Convertible Preferred Stock, Series A, cash dividend is $.85 per share.

ITEM 6.   SELECTED FINANCIAL DATA

   The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                     (NOT COVERED BY INDEPENDENT AUDITOR S REPORT)

                                     Years Ended December 31,

 dollar amounts in thousands,
 except per share                  1997           1996           1995           1994           1993
                                                  (Restated)     (Restated)     (Restated)     (Restated)


 Total revenues (excluding change
   in unearned premiums)            $40           $378           $664           $201           $1,936

 Premiums written                   (37)           353            685            622              987
 Net investment income               63             59             40             54              111

 Net return on average investments  4.9%           5.4%           6.0%           6.7%             7.2%

 Loss from continuing operations (1,441)         (1,737)        (1,429)        (2,062)           (781)

 Discontinued operations         (4,919)            503           (172)           850             (34)
 Loss before cumulative
  effect of change in
  accounting principles          (6,360)         (1,234)        (1,601)        (1,212)           (815)

 Cumulative effect of change
  in accounting principles                                                        299            (710)

 Net loss                        (6,360)         (1,234)       (1,601)          (913)          (1,525)


 Basic and diluted income
   (loss) per common share:

  Loss from continuing
    operations                    (0.73)          (0.83)        (0.71)         (0.94)           (0.45)

  Discontinued operations         (1.89)           0.19         (0.07)          0.32            (0.01)

  Loss before cumulative effect
   of change in accounting
   principles                    (2.62)           (0.64)        (0.78)         (0.62)           (0.46)

  Cumulative effect of change
   in accounting principles                                                     0.11            (0.26)

  Net loss                       (2.62)           (0.64)        (0.78)         (0.51)           (0.72)

                                                   December 31,
                                   1997           1996           1995           1994           1993

 Total assets                      $85,035        $114,619       $123,322       $125,276       $144,393

 Total debt                              0               0          2,537          3,389          4,683

 Shareholders equity and
  redeemable preferred stock         6,724          13,343         15,671         15,226         19,502

 Shareholders equity per
  common share                        0.78            3.31           4.20            3.96          5.41

 Cash dividends declared per
  common share                       NONE            NONE           NONE             0.05          0.05


NOTE 1: The financial data for the years ended December 31, 1993 through 1996 has been restated to reflect the operating results of the Company s Automotive Resource Division as a discontinued operation.

NOTE 2: The earnings per share amounts presented above have been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Adoption of SFAS 128 did not result in the restatement of any per share amounts for years prior to 1997. For further discussion of the calculation of per share amounts under SFAS 128, see Note 18 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   A review of the significant factors which affected the Company's 1997 operating performance as well as its financial position at December 31, 1997 is presented below. Information relating to 1996 and 1995 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-K.

                  OVERVIEW

   The most significant event affecting the Company in 1997 was the termination of the planned merger with LaSalle Group, Inc. (the "Merger"). As discussed below, the Company entered into an Agreement and Plan of Merger with LaSalle in October of 1996 in order to preserve shareholder value in light of the Company's recurring operating losses which had significantly reduced its total capital and its liquidity position. The Merger would have resulted in the cash payment of $3.78 per share to the Company's common shareholders. The Company was forced to terminate the Merger because, despite repeated assurances to the contrary, LaSalle was unable to provide the cash funds necessary to complete the Merger.

   Since the Company had received no other viable offers to acquire the entire organization, the Board of Directors and management determined that selling the Company's remaining business operations, liquidating all of its assets and distributing cash to the Company's shareholders was necessary in order to fully provide for the Company's obligations to its preferred shareholders and to preserve some value for the common shareholders. Therefore, following the termination the Merger and the review and evaluation of new bids for the Company's credit insurance operations, the Company signed an Asset Purchase Agreement (the "Agreement") on December 30, 1997 to sell its credit insurance and fee income business as well as the stock of one of its insurance subsidiaries to Life of the South Corporation, a Georgia-based financial services holding company ("LOTS"). The Board of Directors also adopted a plan of liquidation and dissolution (the "Plan of Liquidation and Dissolution") pursuant to which the Company will be liquidated and dissolved in accordance with provisions of the Pennsylvania Business Corporation Law. The Plan of Liquidation and Dissolution was approved by the Company s shareholders on March 24, 1998.

                         RESULTS OF OPERATIONS

   As stated above, in December 1997, the Company entered into an Agreement to sell its remaining business operations, following the sale of its auto auction business in 1996 and the sale in early 1997 of the rest of its individual life insurance business. Consequently all of these businesses have been presented in the Consolidated Financial Statements appearing elsewhere in this Form 10-K as discontinued operations. The Company's continuing operations now consist principally of (i) earned premiums and related acquisition and claims costs associated with a very small closed block of extended service contract business, (ii) investment income on existing assets, (iii) fee income from LOTS from the sale of the Company's customer accounts and (iv) overhead expenses. A discussion of the material factors which affected the Company's results from continuing operations and, where applicable, the results from its discontinued operations is presented below. Information for 1996 and 1995 is also presented for comparative purposes.

CONTINUING OPERATIONS

   The Company's pre-tax loss from continuing operations decreased from a restated level of $2.3 million in 1996 to a loss of $1.7 million in 1997. In 1995, the restated loss was $1.9 million. As indicated above, continuing operations are now limited primarily to fee revenues from LOTS, investment income and corporate expenses. The block of extended service business produces a relatively insignificant amount of operating income or loss. A decrease in corporate expenses in 1997 is the major reason for the reduced loss from continuing operations compared to 1996. The 1997 results were adversely affected by a $744,000 write-down of the Company's real estate holdings, including its home office building which is classified with property and equipment.

DISCONTINUED OPERATIONS - AUTOMOTIVE RESOURCE DIVISION

   Premium revenues from credit insurance, the Division's principal product, declined 13.1% in 1997 following a 9.5% decrease in 1996 compared to 1995. Credit insurance premiums in 1997 totaled $26.1 million in 1997 compared to premiums of $30 million and $33.1 million in 1996 and 1995, respectively. The decline in premium revenues in all periods is the result of the cancellation by the Company of unprofitable accounts in several states over the past few years, but it also reflects the loss of accounts and the Company's inability to attract new accounts because of its financial condition.

   As shown in Note 5 of the Notes to Consolidated Financial Statements, the pre-tax operating results of this discontinued division, including the estimated pre-tax loss on disposal of the business, declined significantly in 1997 to a loss of $5.5 million compared to a restated loss of $1.3 million in 1996 and a restated loss of $875,000 in 1995. A $3.1 million estimated loss on the sale of the credit insurance business in 1998, which has been reflected in the 1997 financial statements as a write-down of deferred policy acquisition costs, and a $381,000 charge for employee severance payments are the major reasons for the decline in operating results of this discontinued segment. Increased life and disability claims on business retained by the Company (i.e., business not reinsured to producer-owned captives) also contributed to the poorer operating results in 1997.

   Effective January 1, 1998, the Company will reinsure its September 30,
1997 inforce block of credit insurance business and 100% of the credit insurance premiums written and processed in the fourth quarter of 1997 to American Republic Insurance Company ("American Republic"), which is acting as LOTS' financial partner in this transaction. LOTS and the Company have also agreed that, with respect to the Company's principal insurance subsidiary, new credit insurance business produced by that subsidiary's former customer accounts, which have now been transferred to LOTS, will continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk will also be reinsured 100% to American Republic.

DISCONTINUED OPERATIONS - INDIVIDUAL LIFE INSURANCE DIVISION

   Operations in the Individual Life Insurance Division in 1996 and 1995 were limited to one closed block of assumed universal life business, following the sale of the Division's direct universal life business in 1994 and the sale of its traditional whole life and term business in 1992. In March 1997, the Company completed a reinsurance transaction with World Insurance Company ("World"), which was effective January 1, 1998, pursuant to which World recaptured the universal life insurance business previously assumed by the Company from World through a joint venture agreement which began in 1987. World initially paid a recapture consideration to the Company in the amount of $1.
05 million. In exchange, the Company transferred to World assets supporting the net statutory basis policy reserves for this business. Based on the recapture consideration received, the Company wrote off $1.4 million in deferred policy acquisition costs which were not recoverable. This write-off, which totaled $914,000 on an after-tax basis, was presented as a loss on disposal of the discontinued segment in the Company's 1996 financial statements.

   During 1997, the parties agreed to make certain adjustments to the recapture consideration which, together with a $123,000 loss on bonds sold in 1997 in order to close the transaction, resulted in an additional loss on disposal of $167,000, net of income tax benefits, which has been reported in 1997. In 1996, excluding the $914,000 write-off, the Division reported pre-tax income of $393,000 compared to restated pre-tax income of $83,000 in 1995. The Division's operating results for 1996 and 1995 reflect the elimination of any continuing overhead and indirect costs which had previously been allocated to this Division.

DISCONTINUED OPERATIONS - AUTO AUCTION DIVISION

   In November 1996, the Company sold the auto auction business and related operating assets (property and equipment and inventories) of Interstate Auto Auction to ADESA Pennsylvania, Inc. for cash of $4.85 million. The Division's pre-tax income for the first nine months of 1996, which excluded any continuing overhead, was $554,000 compared to income of $732,000, as restated to eliminate any continuing overhead, in 1995. The operating results of the auto auction after September 30, 1996, when the Company finalized its plan to dispose of the business, were included with the gain realized on the disposal of the auction business. The auction generated an $84,000 pre-tax loss ($57,000 after taxes) during this period. Approximately $1.7 million of the proceeds from the sale of the auto auction business was used to repay the remaining amount due on the Company's bank loans.

   During 1997, the Company incurred $22,000 of final expenses relating to the auction business which have been presented as an additional loss on disposal of the discontinued business.

                FINANCIAL CONDITION

   A discussion of the important elements affecting the Company's financial position at December 31, 1997 and 1996 is presented below.

INVESTED ASSETS

   Invested assets at December 31, 1997 were $41 million compared to $51.2 million at the end of 1996. A substantial portion of the decline is the result of the settlement on the reinsurance transaction with World, in which the Company transferred approximately $8.8 million in cash and investments to World. In addition, the asset base at December 31, 1996 included approximately $500,000 which was required in the first quarter of 1997 to pay the Federal and state income taxes on the gain from the sale of the Company's auto auction business in 1996.

   During the fourth quarter of 1997, the Company sold a substantial portion of its bond portfolio in connection with the planned sale of its credit insurance business to LOTS. At the closing of the transaction, which is expected to occur in April 1998, the Company will deliver cash to cover the statutory reserve liabilities reinsured to American Republic, as LOTS' financial partner.

     The bonds were sold in 1997 not only to provide the liquidity necessary to close the transaction but also to eliminate the market risk on the portfolio during the period prior to closing. The proceeds from the sale of the securities were reinvested in money market funds. As a result, 80% of the Company's total invested assets at the end of 1997 were short-term investments. The Company sold most of its remaining bonds in early 1998.

   Prior to the sale of its various insurance operations, the Company s general investment policy emphasized fixed maturity securities (primarily bonds) with Moody's or Standard and Poor's ratings of A or better and mortgage loans with terms generally not more than seven years. The Company did not invest in non-investment grade securities because the greater returns on such investments did not justify the potentially greater risks.

   During 1997, the Company increased its loan loss reserves for mortgage loans and investment and non-investment real estate by $229,000. Loan loss reserves were increased by $35,000 and $93,000 in 1996 and 1995, respectively. Management believes that its reserves at December 31, 1997 are adequate to cover any possible losses which may develop in its mortgage loan and real estate portfolios. The carrying value of these investments at December 31, 1997 was $2.9 million compared to $3.4 million at the end of 1996.

LIQUIDITY

   Liquidity refers to a company s ability to meet its financial obligations and commitments as they come due. The Company s operating subsidiaries have historically met most of their cash requirements from funds generated from operations. However, the recurring operating losses incurred by the subsidiar-ies have significantly reduced the subsidiaries and, in turn, the Company s liquidity positions, resulting in the decision to sell the Company s remaining business, liquidate all assets, distribute cash to the shareholders and ultimately dissolve.

   The principal sources of cash funds of the life insurance subsidiaries have historically been premiums and investment income, as well as proceeds from sales and maturities of investments. These companies used cash primarily to pay commissions, claims and operating expenses. Credit insurance was the Company s principal product line and credit insurance premiums were therefore the Company s principal source of premium revenues. Credit insurance premium levels during the past five years are substantially lower than the premium levels prior to the economic recession in the early 1990's. This continued reduction in cash funds has depleted most of the Company s short-term cash reserves and has caused a decline in its long-term investment base. The assessment by the Company s management and its Board of Directors that this decrease in revenues and the related decline in operating results could not be reversed within a reasonable period of time led to the decision in early 1996 to evaluate other alternatives to best serve the interests of its shareholders, which, in turn, led to the plan referred to above and discussed elsewhere in this Management s Discussion.

CAPITAL RESOURCES

   The Company s total equity decreased significantly in 1997 due primarily to the $6.3 million net loss. The decrease is also attributable to $409,000 in dividends paid to preferred shareholders. Total equity, including redeemable preferred stock, was $6.5 million at December 31, 1997 compared to $13.3 million at the end of 1996. Shareholders equity per common share also decreased from $3.31 at December 31, 1996 to $.78 at the end of 1997.

INFLATION

   Because of the Company s current plans to liquidate its assets, distribute cash to its shareholders and ultimately dissolve, the effects of inflation on the Company are minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

   The consolidated financial statements for the years ended December 31, 1997, 1996 and 1995 have been audited by Arthur Andersen LLP, independent auditors. Such audits were conducted in accordance with generally accepted auditing standards, and include a review and evaluation of our internal accounting control structure, tests of the accounting records and other audi-ting procedures they consider necessary to express their informed professional opinion on the consolidated financial statements.

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

   James C. Robertson                        R. Fredric Zullinger
   Chairman, Chief Executive Officer         Senior Vice President and
   and President                             Chief Financial Officer

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Consumers Financial Corporation

   We have audited the accompanying consolidated balance sheets of Consumers Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the sche-dules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to ob-tain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted account-ing principles.

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 of the Notes to Consolidated Financial Statements, the Company has discontinued the opera-tions of its credit insurance, individual life insurance and auto auction segments and has adopted a plan of liquidation and dissolution. As further discussed in Note 5, the Company has suffered recurring losses from operations that have significantly reduced its net capital and liquidity position and it has significantly reduced its number of employees, all of which raise substantial doubt about the Company s ability to continue as a going concern. Management s plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. The amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP
New York, New York
March 31, 1998

                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1997 AND 1996
 (dollar amounts in thousands)                        1997        1996

                          ASSETS
 Investments:
   Fixed maturities                                 $5,857       $42,618
   Mortgage loans on real estate                     2,086         2,286
   Policy loans                                        518
   Other invested assets                               295           984
   Short-term investments                           32,763         4,783
      Total investments                             41,001        51,189
 Cash                                                  641           556
 Accrued investment income                             268           731
 Receivables                                        16,639        20,290
 Prepaid reinsurance premiums                        9,572        17,338
 Deferred policy acquisition costs                  13,570        18,949
 Property and equipment                              1,350         2,168
 Other real estate                                     783         1,115
 Other assets                                        1,211         2,283
                                                   $85,035      $114,619

            LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS EQUITY

 Liabilities:
   Future policy benefits                          $21,467       $35,386
   Unearned premiums                                49,994        56,178
   Other policy claims and benefits payable          2,539         2,736
   Other liabilities                                 4,556         5,495
   Income taxes:
      Current                                          430         1,185
      Deferred                                        (445)          296
        Total liabilities                           78,541       101,276
 Redeemable preferred stock:
   Series A, 8 1/2% cumulative convertible,
   authorized 632,500 shares; issued 1997,
   514,261 shares; 1996, 536,500 shares;
   outstanding 1997 and 1996, 481,461
   shares; redemption amount 1997 and 1996,
   $4,815; net of treasury stock of $271
   in 1997 and $453 in 1996                          4,688         4,693

 Shareholders equity:
   Common stock, $.01 stated value,
   authorized 10,000,000
   shares; issued 1997, 3,019,110 shares,
   1996, 3,021,496 shares; outstanding
   1997, 2,596,155 shares, 1996,
   2,611,532 shares                                     30            30

   Capital in excess of stated value                 7,989         7,966

   Net unrealized appreciation of debt
    and equity securities,
    net of income taxes                                 54            70
   Retained earnings (deficit)                      (4,796)        2,009
   Treasury stock                                   (1,471)       (1,425)
        Total shareholders equity                    1,806         8,650
                                                   $85,035      $114,619

See notes to consolidated financial statements


                                        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                        YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 (in thousands, except
 per share amounts)                     1997                1996           1995                       (Restated)      (Restated)
 Revenues:
   Premiums written                     ($37)               $353           $685
   Decrease (increase) in
    unearned premiums                    393                  64           (291)

   Premium income                        356                 417            394
   Net investment income                  63                  59             40
   Realized investment losses           (176)                (69)          (120)
   Fees and other income                 190                  35             59
      Total revenues                     433                  442           373
 Benefits and expenses:
   Death and other benefits              460                  581           512
   Amortization of deferred policy
    acquisition costs                     10                   12             7
   Operating expenses                  1,639                2,118         1,798
      Total benefits and expenses      2,109                2,711         2,317

 Loss from continuing operations
   before income tax benefit          (1,676)              (2,269)       (1,944)

 Income tax benefit                     (235)                (532)         (515)

 Loss from continuing operations      (1,441)              (1,737)       (1,429)

 Discontinued operations:
   Loss from operations of
   discontinued business (net
   of income taxes)                     (825)                (382)         (172)

   Gain (loss) on disposal of
    discontinued business
    (net of income taxes)             (4,094)                 885

                                      (4,919)                 503          (172)

 Net loss                            ($6,360)             ($1,234)      ($1,601)

 Basic and diluted income (loss)
  per common share:
   Loss from continuing operations   ($0.73)               ($0.83)       ($0.71)
   Discontinued operations            (1.89)                 0.19         (0.07)

 Net loss                            ($2.62)               ($0.64)       ($0.78)

 Weighted average number of
  shares outstanding                  2,601                  2,614        2,634


See notes to consolidated financial statements

                                        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                        YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     Capital        Net unrealized
                                                                      excess         appreciation             Retained
                                                  Common stock        stated    Fixed          Equity         earnings
 (dollar amounts in thousands)               Shaares    Amount        value     maturities     securities     (deficit)

 BALANCE, JANUARY 1, 1995                    3,061          $31       $8,129    $197           $22            $5,734

 Change in net unrealized appreciation
  (depreciation) of fixed maturities
  and equity securities for the year                                   2,648       9

 Preferred stock dividends                                                                                      (409)

 Accretion of difference between fair
  value and mandatory redemption value
  of preferred stock                                                                                             (36)

 Purchase of treasury shares

 Retirement of treasury shares                (30)           (1)       (113)

 Net loss for the year                                               (1,601)

 BALANCE, DECEMBER 31, 1995                 3,031            30       8,016      674            31             3,688

 Change in net unrealized appreciation
  (depreciation) of fixed maturities
  and equity securities for the year                                            (609)          (26)

 Preferred stock dividends                                                                                      (409)

 Accretion of difference between fair value
  and mandatory redemption value of
  preferred stock                                                                                                (36)

 Purchase of treasury shares

 Retirement of treasury shares                (10)                     (50)

 Net loss for the year                                                                                        (1,234)

 BALANCE, DECEMBER 31, 1996                 3,021            30      7,966        65             5             2,009

 Change in net unrealized appreciation
  (depreciation) of fixed maturities and
  equity securities for the year                                                 (11)           (5)

 Preferred stock dividends                                                                                      (409)

 Accretion of difference between fair value
  and mandatory redemption value of
  preferred stock                                                                                                (36)

 Purchase of treasury shares

 Retirement of treasury shares-common          (2)                     (10)

 Retirement of treasury shares-preferred                                33

 Net loss for the year                                                                                        (6,360)

 BALANCE, DECEMBER 31, 1997                 3,019          $30      $7,989       $54            $0           ($4,796)


See notes to consolidated financial statements


                                         CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                                             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                    Treasury stock          Total
 (dollar amounts in thousands)                    Shares        Amount      amount

 BALANCE, JANUARY 1, 1995                         (382)         ($1,337)   $10,605

 Change in net unrealized appreciation
  (depreciation) of fixed maturities
  and equity securities for the year                                         2,657

 Preferred stock dividends                                                    (409)

 Accretion of difference between fair value
  and mandatory redemption value of
  preferred stock                                                              (36)

 Purchase of treasury shares                      (58)            (202)       (202)

 Retirement of treasury shares                     30              114

 Net loss for the year                                                      (1,601)

 BALANCE, DECEMBER 31, 1995                      (410)          (1,425)     11,014

 Change in net unrealized appreciation
  (depreciation) of fixed maturities
  and equity securities for the year                                         (635)

 Preferred stock dividends                                                   (409)

 Accretion of difference between fair value
  and mandatory redemption value of
  preferred stock                                                             (36)

 Purchase of treasury shares                      (10)            (50)        (50)

 Retirement of treasury shares                     10              50

 Net loss for the year                                                     (1,234)

 BALANCE, DECEMBER 31, 1996                      (410)         (1,425)      8,650

 Change in net unrealized appreciation
  (depreciation) of fixed maturities
  and equity securities for the year                                          (16)

 Preferred stock dividends                                                   (409)

 Accretion of difference between fair value
  and mandatory redemption value of
  preferred stock                                                             (36)

 Purchase of treasury shares                      (15)            (56)        (56)

 Retirement of treasury shares-common               2              10

 Retirement of treasury shares-preferred                                       33

 Net loss for the year                                                     (6,360)

 BALANCE, DECEMBER 31, 1997                      (423)        ($1,471)     $1,806


See notes to consolidated financial statements

                                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 (in thousands)                                 1997           1996           1995


 Cash flows from operating activities:

   Net loss                                  ($6,360)       ($1,234)       ($1,601)

   Adjustments to reconcile net loss to cash provided by (used in) operating activities:

     Provision for permanent decline in
      value of investments                       158             50

     Deferred policy acquisition costs
      incurred                                (9,771)        (8,987)        (11,005)

     Amortization of deferred policy
      acquisition costs                       12,615         11,964          10,734

     Provision for permanent decline in
      value of property and equipment
      and other real estate                      942

     Other amortization and depreciation         483            433             613

     Change in future policy benefits         (2,696)           454           2,063

     Change in unearned premiums              (6,183)        (1,765)          1,392

     Amounts due reinsurers                   (1,226)             2             (86)

     Income taxes                             (1,601)           (22)           (318)

     Change in prepaid reinsurance premiums    7,765          1,266             580

     Change in receivables                     4,618          3,455           3,225

     Change in other liabilities                 415           (695)           (117)

     Other                                       186            (88)             81

       Total adjustments                       5,705          6,067           7,162

  Net cash provided by (used in) operating
   activities                                   (655)         4,833           5,561

 Cash flows from investing activities:

   Purchase of investments                   (39,231)       (13,140)         (9,657)

   Maturity of investments                     2,195          6,484           7,027

   Sale of investments                        46,424          6,598           2,190

   Purchase of property and equipment                           (24)           (371)

   Transfer of assets in sale of universal
   life business                              (8,175)

   Net cash provided by (used in) investing
    activities                                 1,213            (82)           (811)

 Cash flows from financing activities:

   Principal payments on debt                                (2,537)           (852)

   Receipts from universal life and investment
       products                                               4,775           4,938

   Withdrawals on universal life and
    investment products                                      (6,425)         (9,029)

   Purchase of treasury stock, including
    8 1/2% redeemable preferred stock            (64)           (50)           (201)

   Cash dividends to shareholders               (409)          (409)           (409)

   Net cash used in financing activities        (473)        (4,646)         (5,553)

 Net increase (decrease) in cash                  85            105            (803)

 Cash at beginning of year                       556            451           1,254

 Cash at end of year                            $641           $556            $451

 Supplemental disclosures of cash flow
 information:

   Cash paid (received) during the year for:

      Interest                                                 $255            $305

      Income taxes                               $90           $154             $75


See notes to consolidated financial statements

                       CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. COMPANY OVERVIEW

   The Company has incurred operating losses over the past five years which have significantly reduced its net worth and its liquidity position. In late 1997, the Company signed an agreement to sell its core credit insurance and related products business, which had been its only remaining business opera-tion, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. After the sale of the credit insurance business, the Company s income or loss from continuing operations will consist principally of (i) earned premium and related costs associated with a small, closed block of extended service contract business, (ii) fee revenues which will be received from LOTS, (iii) investment income on remaining assets and (iv) corporate expenses.

   On March 24, 1998, the Company s shareholders approved a plan of liquidation and dissolution (the Plan of Liquidation and Dissolution) pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock at par value and distribute all remaining cash to its common shareholders. Inasmuch as certain payments from LOTS will be received over a five-year period, the final distribution to the common shareholders will not be made until late in 2002.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

   Consumers Financial Corporation is an insurance holding company which, until October 1, 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the Middle Atlantic region of the United States. See Note 5 with respect to the sale of the Company s inforce credit insurance business and its credit insurance and fee income accounts.

Basis of financial statements

   The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to the life insurance company s u bsidiaries, vary from reporting practices prescribed or permitted by regulatory authorities. Certain prior year amounts have been reclassified to conform with classifications used for 1997.

Principles of consolidation

   The consolidated financial statements include the accounts of Consumers Financial Corporation (the Company) and its wholly-owned subsidiaries, the most significant of which are Consumers Life Insurance Company (Consumers Life) and Consumers Car Care Corporation. Investors Fidelity Life Assurance Corp. (Investors Fidelity) and Consumers Reinsurance Company are subsidiaries of Consumers Life. All material intercompany accounts and transactions have been eliminated.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investments

   Fixed maturities includes bonds, notes and certificates of deposit maturing after one year. Management determines the appropriate classification of bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. These securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. All other bonds and notes are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders equity. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. All certificates of deposits maturing after one year are deemed to be held to maturity. Equity securities (common and non-redeemable preferred stocks) held by the insurance subsidiaries are stated at fair value.

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

   Mortgage loans and policy loans: The fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. The carrying amounts for policy loans approximate their fair values.

   Long-term debt: The carrying amount for long-term debt approximates its fair value.

Deferred policy acquisition costs

   The costs of acquiring new business, including costs incurred subsequent to the year of issue in excess of the ultimate level costs, principally commissions, certain sales salaries and those home office expenses that vary with and are primarily related to the production of new business, have been deferred. Deferred policy acquisition costs related to universal life-type policies and investment products were amortized in relation to the present value of expected gross profits on the policies. Acquisition costs relating to single premium credit insurance have been amortized so as to charge each year's operations in direct proportion to premiums earned. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future earned premiums and investment income or, when applicable, from the estimated proceeds to be received from the sale of the related insurance business.

Property and equipment and depreciation

   Property and equipment are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

Other real estate

   Real estate is carried at the lower of cost or fair value, less estimated selling costs.

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

Unearned premiums

   Unearned premiums for credit life and disability insurance contracts have been computed based upon the original and remaining term of the related policies as follows: decreasing term credit life on the Rule of 78's method, level term credit life using the Pro Rata method and credit disability using a 65% - 35% weighted average of the Rule of 78's and Pro Rata methods.

Recognition of premium revenue and related costs

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

New Accounting Standards

   In 1997, the Company adopted Statement of Financial Accounting Standards
No. 128, Earnings Per Share (SFAS 128). Under SFAS 128, the calculation of primary and fully diluted earnings per share has been replaced with basic and diluted earnings per share. The basic earnings per share calculation differs from primary earnings per share in that it excludes the dilutive effects of options, warrants and convertible securities, while the calculation of diluted earnings per share is about the same as the previous fully diluted earnings per share calculation. Adoption of SFAS 128 had no effect on the per share amounts previously reported for 1996 and 1995 because the Company s stock options and convertible securities are anti-dilutive for those periods.

3. BASIS OF FINANCIAL STATEMENTS

   The more significant GAAP applied in the preparation of the financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

   (a) Investments in securities of unaffiliated companies are reported as described in Note 2, rather than in accordance with valuations established by the National Association of Insurance Commissioners
      (NAIC). Pursuant to NAIC valuations, bonds eligible for amortization are reported at amortized value; other securities are carried at values prescribed by or deemed acceptable to the NAIC, including common stocks, other than stocks of affiliates, at market value.

   (b) Costs of acquiring new business are deferred and amortized rather than being charged to operations as incurred.

   (c) The liability for future policy benefits and expenses on individual life insurance is based on conservative estimates of expected mortality, morbidity, interest, withdrawals, and future maintenance and settlement expenses, rather than on statutory rates for mortality and interest. For credit life insurance, the liability is based upon the unearned premium reserve, computed as described in
      Note 2, rather than on statutory rates for mortality and interest. The credit disability policy liability, principally the unearned premium reserve, is calculated as described in Note 2, while the statutory liability is computed using predominantly the average of the Rule of 78's and Pro Rata methods.

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

   Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus in each of the states in which it is licensed, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $5.5 million. All distributions are further limited by Delaware state insurance laws to the greater of previous year earnings, computed in accordance with statutory accounting principles, or 10% of statutory capital and surplus as of the end of the previous year. In some instances such payments may require the prior approval of the insurance department. Accordingly, based on amounts reported to regulatory authorities, at December 31, 1997, approximately $1.7 million of Consumers Life's net assets cannot generally be transferred to the parent company and $619,000 is available for transfer during 1998 as long as the minimum capital and surplus requirements mentioned above are maintained. Also, any loans or advances to the parent company of a material amount must be reported to the insurance department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from subsidiaries. In addition, separate restrictions apply to the surplus note owed to the Company by a subsidiary of Consumers Life. Payment of interest and repayment of principal on the note are permitted by the applicable state insurance department as long as the subsidiary's statutory capital and surplus exceeds $3 million.

   The reported statutory capital and surplus of the life insurance subsidiaries was $6.4 million at December 31, 1997 and $5.9 million at December 31, 1996. The insurance companies combined statutory net loss was $1.4 million in 1997. In 1996, the companies reported combined net income of $29,000 and in 1995 they reported a net loss of $3.6 million.

   Insurance laws require that certain amounts be deposited with various state insurance departments for the benefit and protection of policyholders. The approximate carrying amounts of such deposits at December 31, 1997 and 1996 were $1.9 million and $5.3 million, respectively.

   For statutory reporting purposes, the Company utilizes an accelerated method of reserving disability unearned premiums which allows the Company to recognize revenue in a manner which more appropriately matches its incidence of claims. In addition to the use of this unearned premium method, which was approved by the Delaware Insurance Department, the insurance subsidiaries have also received approval from their respective domiciliary states to carry as an admitted asset a receivable for certain credit insurance premiums, net of commissions, which have been collected by the companies agents but have not yet been remitted to the companies. At December 31, 1997 and 1996, the premiums in process of collection receivable totaled $1.5 million and $1.8 million, respectively.

4. TERMINATION OF PENDING MERGER

   On October 30, 1996, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with LaSalle Group, Inc. (LaSalle) and an affiliate of LaSalle whereby the Company would have become a wholly-owned subsidiary of LaSalle (the Merger). The Merger was subject to, among other things, the approval of insurance regulators in the four states in which the Company s insurance subsidiaries were domiciled and the approval of the Company s common shareholders. Although the shareholders voted to approve the Merger at a meeting held on March 25, 1997, LaSalle disclosed to the Company on May 15, 1997 that its original source of funding for the Merger was not likely to be available within a reasonable period of time and that it was in the process of securing alternate funding. At that time, the Company exercised its right to renew its search for another acquiror to protect the Company in the event LaSalle s funding would not be available.

   On July 28, 1997, the Merger Agreement with LaSalle was terminated because, despite continued assurances to the contrary, LaSalle was unable to provide the cash funds necessary to complete the Merger transaction. On
July 28, 1997, the Company entered into a letter of intent to sell its credit insurance operations to Life of the South Corporation, a Georgia-based financial services holding company (LOTS), as described more fully in Note 5.

5. DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION

   The operating losses incurred by the Company over the past five years have significantly reduced the Company s net worth and its liquidity position. Consequently, in March 1996, the Company announced its plans to explore various alternatives for selling or merging its remaining business operations, which included credit insurance and related products, the auto auction business conducted through Interstate and a closed block of assumed universal life business. The Company had previously sold its traditional whole life, term and annuity business in 1992 and the majority of its universal life business in 1994, both of which were part of the individual life insurance division.

   Direct contacts were made with numerous potential buyers to solicit their interest in participating in an auction process to acquire either the Company or its various business operations and assets. Separate groups of potential bidders were solicited for the Company s credit insurance business and auto auction business. Because the direct writer of the assumed individual life business, World Insurance Company (World), had an option to recapture that business, the Company conducted negotiations with World to sell the remaining inforce business back to World.

   After evaluating numerous offers for the sale of the auto auction business, in November 1996, the Company sold Interstate s auto auction business, all of its property, plant and equipment and inventories and the Interstate name to ADESA Pennsylvania, Inc., an unrelated third party, for cash of $4.85 million. The sale resulted in an after-tax gain of approximately $1.8 million in the fourth quarter of 1996. The gain on disposal includes a loss from operations of $84,000 from September 30, 1996 (the measurement date) to December 31, 1996, less an income tax benefit of $28,000. Accordingly, in the accompanying financial statements, Interstate s operating results have been reported as discontinued operations for all periods presented.
Interstate s non-operating net assets, principally cash, receivables, investments and trade payables, were retained by the Company.

   In March 1997, the Company completed a reinsurance transaction with World, in which World recaptured the individual life insurance business previously assumed by the Company from World through a joint venture agreement. World initially paid the Company a recapture consideration equal to $1.05 million in exchange for the transfer to World of assets supporting the net statutory basis policy reserves for this business. The recapture transaction resulted in an after-tax loss of approximately $900,000 which was reported by the Company in the fourth quarter of 1996. During 1997, the parties agreed to make certain adjustments to the recapture consideration which, together with a $123,000 loss on bonds sold in 1997 in order to close the transaction, resulted in an additional loss on disposal of $167,000, net of income tax benefits. As indicated above, the Company had previously sold all of its other individual life insurance business. Accordingly, in the accompanying financial statements, the operating results of the Company s individual life insurance division have been reported as discontinued operations for all periods presented.

   As indicated in Note 4, the Company renewed its search for either another acquiror or a purchaser of its credit insurance business in May 1997, following notification from LaSalle that its original source of funding for the pending Merger would probably not be available within a reasonable period of time. The Company requested that certain previous bidders for its credit insurance business (the Company s only remaining business segment at that time) resubmit their bids for consideration. Following the receipt and evaluation by the Company of four new offers for its credit insurance business, the Company signed a letter of intent on July 28, 1997 to sell the credit insurance and related operations to LOTS, subject to a due diligence review by LOTS. In September 1997, an amended letter of intent was signed by the parties and an Asset Purchase Agreement was subsequently signed on December 30, 1997.

   The Asset Purchase Agreement provides for the sale of the Company s credit insurance and fee income accounts to LOTS effective October 1, 1997 and the transfer of the Company s marketing personnel and credit insurance administrative functions to LOTS effective January 1, 1998. With respect to the sale of the customer accounts, the Company will receive fees from LOTS over a five-year period based on the amount of credit insurance premiums produced by the customer accounts which were sold. Unlike the transactions described below, the above transactions were not subject to any further conditions and have therefore been completed. Accordingly, the Company has included approximately $132,000, before income taxes, in its 1997 financial statements, representing the fees earned by the Company in the fourth quarter.

   In addition to the above transactions, the Asset Purchase Agreement also provides for (i) the sale, effective January 1, 1998, of the Company s September 30, 1997 inforce block of credit insurance business to American Republic Insurance Company, an Iowa-domiciled insurance company (American Republic), which is acting as LOTS financial partner in this transaction and
(ii) the sale of one of the Company s wholly-owned reinsurance subsidiaries to LOTS as of January 1, 1998. The sale of the inforce business referred to in (i) above required the approval of the Company s preferred and common shareholders and the approval of insurance regulators in Delaware and Ohio, the domiciliary states of the two insurance subsidiaries which produced the credit insurance business. The Company s shareholders approved the transaction at a special meeting held on March 24, 1998 (the Special Meeting). The Delaware and Ohio insurance departments approved the reinsurance agreements which provide for the transfer of the insurance business on February 17, 1998 and March 30, 1998, respectively. The sale of the subsidiary referred to in ( ii) above requires the approval of the insurance regulators in the state of Arizona, the subsidiary s state of domicile, which approval has not yet been received.

   Based upon the reinsurance consideration to be received for the sale in 1998 of the inforce credit insurance business, the transaction will result in an after-tax loss of approximately $3.9 million, which has been reflected in the Company s 1997 financial statements through a write-down of deferred policy acquisition costs. The estimated loss on disposal includes a loss from operations of approximately $800,000 from September 30, 1997 (the measurement date) to December 31, 1997, net of an income tax benefit of $363,000.

   As a result of the planned sale of the Company s credit insurance and related operations to LOTS, in the accompanying financial statements, the operating results of the credit insurance and related fee income business have been reported as discontinued operations for all periods presented, and, accordingly, the operating results for periods prior to 1997 have been restated.

   At the Special Meeting, the Company s preferred and common shareholders also approved the Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock at par value ($10 per share) and distribute all remaining cash to its common shareholders. Pursuant to the terms of the Asset Purchase Agreement, the Company will receive payments from LOTS over a five-year period based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. As a result, the final distribution to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the events described above. As of March 31, 1998, eight people are employed by the Company. During the liquidation period, the Company intends to outsource most of the functions which will continue to be required.

   A summary of the results of operations of the discontinued segments is presented below:

                                                                      1997

                                                            Individual
                                             Credit         Life                Auto
 (in thousands)                              Insurance      Insurance           Auction       Total


 Revenues (before reinsurance ceded)           $29,712         $1,892      (a)       $6       $31,610

 Loss from operations before
  income tax benefit                           ($1,457)                                       ($1,457)

 Income tax benefit                               (632)                                          (632)

 Loss from operations                             (825)                                          (825)

 Loss on disposal before
   income tax benefit                           (4,061)        ($253)              ($22)       (4,336)

 Income tax benefit                               (142)          (86)               (14)         (242)

 Loss on disposal                               (3,919)         (167)                (8)       (4,094)

 Loss from discontinued operations             ($4,744)        ($167)               ($8)      ($4,919)

                                                                      1996

                                                            Individual
                                              Credit        Life                  Auto
 (in thousands)                               Insurance     Insurance            Auction        Total


 Revenues (before reinsurance ceded)           $33,315        $4,349       (a)    $2,688      $40,352

 Income (loss) from operations before
  income tax expense (benefit)                 ($1,266)         $393                $554        ($319)

 Income tax expense (benefit)                     (297)          134                 226           63

 Income (loss) from operations                    (969)          259                 328         (382)

 Gain (loss) on disposal before income
  rax expense                                                 (1,385)              3,031        1,646

 Income tax expense (benefit)                                   (471)              1,232          761

 Gain (loss) on disposal                                        (914)              1,799          885

 Income (loss) from discontinued operations     ($969)         ($655)             $2,127         $503
/TABLE

                                                                      1995

                                                            Individual
                                             Credit         Life                Auto
 (in thousands)                              Insurance      Insurance           Auction       Total


 Revenues (before reinsurance ceded)           $36,766         $5,781   (a)      $3,221       $45,768

 Income (loss) from operations before
  income tax expense (benefit)                   ($875)           $83              $732          ($60)

 Income tax expense (benefit)                     (232)            28               316           112

 Income (loss) from operations                   ($643)           $55              $416         ($172)


 (a) Includes renewal premiums which are 100% ceded under indemnity reinsurance agreement with third party reinsurer.

   If the Company had reinsured all of its credit insurance business to American Republic as of December 31, 1997, the Company s remaining assets and liabilities would consist principally of $5.8 million in cash and invested assets (primarily bonds, mortgage loans and short-term investments), $1.4 million in receivables, $2.6 million in property and equipment, non-investment real estate and other assets, $1.2 million in policy liabilities on a closed block of extended service contract business and $2.1 million in other liabilities.

6. INVESTMENTS AND INVESTMENT INCOME

   Investments, which are valued for financial statement purposes as described in Note 1, consist of the following at December 31, 1997:


                                                            Quoted or      Balance
                                              Amortized     estimated       sheet
 (in thousands)                               cost          fair value      amount


 Fixed maturities:

  Bonds:
   United States government and
    government agencies and authorities       $5,253        $5,333           $5,333

   Public utilities                               20            21               21

   All other                                     352           353              353

                                               5,625         5,707            5,707
   Certificates of deposit                       150           150              150

     Total fixed maturities                    5,775         5,857            5,857

 Mortgage loans on real estate                 2,086         2,086            2,086

 Other invested assets                           295           295              295
 Short-term investments                       32,763        32,763           32,763

    Total investments                        $40,919       $41,001          $41,001


   A portion of the Company's invested funds is restricted as to use.
Deposits are required with various state insurance departments for the benefit and protection of policyholders (see Note 3).

   At December 31, 1997 and 1996, no mortgage loans or other loans were considered to be non-performing loans.

   At December 31, 1997, approximately 86% of the Company's investments in mortgage loans were secured by commercial real estate and the remaining mort-gage loans were secured by residential real estate. Approximately 78% of the loans involved properties located in Central Pennsylvania. Such investments consist principally of first mortgage liens on completed income-producing properties, primarily office buildings. Two mortgage loans exceeded 10% of shareholders equity at December 31, 1997 and one mortgage loan exceeded 10% of shareholders equity at December 31, 1996. The Company s mortgage loan valuation reserves at December 31, 1997 and 1996 were $50,000 and $100,000, respectively.

   At December 31, 1997 and 1996, all the Company s real estate is classified as non-investment real estate, since the Company intends to sell these properties. Accumulated depreciation on the properties at the time they were reclassified totaled $22,663.
   Net investment income is applicable to the following investments:

                                  Years ended December 31,

 (in thousands)               1997           1996             1995
                                           (Restated)      (Restated)

 Interest:

   Fixed maturities             $1,934        $2,364        $2,175

   Mortgage loans                  189           421           692
   Policy loans                                   33            58

   Other invested assets            82            17             3

   Short-term investments          486           265           221

 Real estate income                              157           332
                                 2,691         3,257         3,481

 Less investment expenses         (675)         (680)         (702)

 Total net investment income     2,016         2,577         2,779

 Less net investment income
  attributable to discontinued
  operations                     1,953         2,518         2,739

 Net investment income
  attributable to
  continuing operations            $63           $59           $40


   The amortized cost and estimated fair values of investments in debt securities at December 31, 1997 and 1996 are as follows:


         1997                                    Gross         Gross         Estimated
 Available for sale                Amortized     unrealized    unrealized    fair
 (in thousands)                    cost          gains         losses        value


 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies           $4,365            $81            $2       $4,444

 Corporate securities                    373              1                        374

 Mortgage-backed securities              887              7             5          889

 Totals                               $5,625            $89            $7       $5,707


          1996                                   Gross         Gross         Estimated
 Available for sale                Amortized     unrealized    unrealized    fair
 (In thousands)                    cost          gains         losses        value


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


   The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                     Amortized      Estimated
 (in thousands)                          cost       fair value

 Due in 1998                              $210            $210

 Due in 1999-2003                        2,768            2,819

 Due in 2004 - 2008                        840              869

 Due after 2008                            920              920

                                         4,738            4,818

 Mortgage-backed securities                887              889

 Totals                                 $5,625           $5,707


   Proceeds from the sales of investments in debt securities during 1997 were $48 million. Gross gains of $446,000 and gross losses of $247,000 were realized on those sales. Proceeds from such sales in 1996 were $4.1 million. Gross gains of $6,000 and gross losses of $20,000 were realized on those sales. Proceeds from sales in 1995 were $4.1 million. Gross gains of $3,000 and gross losses of $29,000 were realized on those sales.

   Realized investment gains (losses) are applicable to the following investments:


                                       Years ended December 31,

 (in thousands)                        1997            1996           1995
                                                    (Restated)     (Restated)


 Fixed maturities                       $249             ($14)          ($27)

 Investment real estate                                                  (93)

 Other invested assets                  (219)            (55)

                                          30             (69)           (120)

 Less realized investment gains
 attributable to discontinued
 operations                              206

 Realized investment losses
 attributable to continuing
 operations                            ($176)           ($69)          ($120)


7. RECEIVABLES

                                                   December 31,

 (in thousands)                                1997           1996


 Amounts due from agents                     $1,902         $2,981

 Reinsurance receivable                      13,271         17,543

 Federal income tax refund                      524

 Other                                        1,378            805
                                             17,075         21,329

 Less allowance for
 uncollectible accounts                        (436)        (1,039)

 Balance                                    $16,639        $20,290


8. DEFERRED POLICY ACQUISITION COSTS


                                                  Individual
 (in thousands)                     Credit        Life              Total

 Balance, January 1, 1995          $16,878            $4,777      $21,655

 Costs deferred                     10,917                88       11,005

 Amortization                      (10,153)             (581)     (10,734)

 Balance, December 31, 1995         17,642             4,284       21,926

 Costs deferred                      8,905                82        8,987

 Amortization                      (10,133)             (446)     (10,579)

 Write-off attributable to
 1997 sale of inforce
 universal life insurance
  business                                            (1,385)      (1,385)

 Balance, December 31, 1996         16,414             2,535       18,949

 Costs deferred                      9,771                          9,771

 Amortization                       (9,515)                        (9,515)

 Write-off attributable to
 sale ofinforce universal
 life insurance business                              (2,535)      (2,535)

 Write-off attributable to
 1998 sale of inforce credit
 insurance business                 (3,100)                        (3,100)

 Balance, December 31, 1997        $13,570                $0      $13,570


9. PROPERTY AND EQUIPMENT AND OTHER REAL ESTATE

                                                  December 31,

 (in thousands)                                  1997       1996

 Property and equipment:

   Data processing equipment and software        $2,062      $2,062

   Furniture and equipment                        1,071       1,087

   Home office building, including
    improvements                                  1,788       2,501
                                                  4,921       5,650

   Less accumulated depreciation                 (3,571)     (3,482)

   Balance                                       $1,350      $2,168


                                                      December 31,
 (in thousands)                                  1997        1996


 Other real estate:

   Commercial office building                     $625        $762
   Warehouse                                       214         306

   Townhouse development                                       103

                                                   839       1,171

   Less accumulated depreciation                   (56)        (56)
   Balance                                        $783      $1,115


   All of the Company s real estate is classified as non-investment real estate since these properties are listed for sale.

11. POLICY LIABILITIES

   The composition of future policy benefits and unearned premiums at December 31, 1997 and the assumptions pertinent thereto are as follows:


                         Life        Future                    Investment
                         insurance   policy       Unearned     yields: years
                         in force    benefits     premiums     of issue


 Individual life         $202,868      $9,682                  4 1/2% - 11 1/2%
                                                                 1961-1992

 Credit life            1,280,659                  $19,405          (a)
                                                                 1987-1997

 Credit disability                     11,785       30,589          (a)
                                                                 1987-1997

 Balance               $1,483,527     $21,467      $49,994


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

   Future policy benefits reported to regulatory authorities were less than the above total by approximately $905,000 at December 31, 1997.

   Future policy benefits and unearned premiums do not include any deduction for reinsurance ceded to other companies. At December 31, 1997 and 1996, future policy benefits relating to such reinsurance totaled $12.2 million and $16.1 million, respectively. These amounts have been classified with Receivables. Unearned premiums with respect to reinsured business totaled $9.6 million and $17.3 million at December 31, 1997 and 1996, respectively. These unearned premiums are separately stated on the Consolidated Balance Sheets as Prepaid Reinsurance Premiums. Insurance in force net of reinsurance ceded was $928,000 at December 31, 1997.

   Transactions affecting the Company s credit disability claim liabilities and reserves, net of reinsurance, are summarized as follows:


                                           1997                 1996

 Balance as of January 1                $12,340              $11,250
 Less reinsurance recoverable             3,667                3,267

 Net balance as of January 1              8,673                7,983

 Incurred claims related to:
  Current year                            7,952                7,344
  Prior year                                171                (425)
 Total incurred claims                    8,123                6,919

 Paid claims related to:
  Current year                            2,307                2,161
  Prior years                             4,471                4,068
 Total paid claims                        6,778                6,229

 Net balance as of December 31           10,018                8,673
 Plus reinsurance recoverable             2,717                3,667
 Balance as of December 31              $12,735              $12,340


11. REINSURANCE

   The life insurance companies routinely cede and, in certain instances, assume reinsurance. Ceded insurance is treated as a risk and liability of the assuming companies. Net premium income, benefits, and expenses are presented net of non-financing reinsurance ceded and include non-financing reinsurance assumed.

   The life insurance companies have entered into various financing-type reinsurance agreements with unaffiliated insurance companies. Such agreements are primarily designed to minimize the reduction of statutory capital and surplus arising at the time premiums are written. In connection with these agreements, the insurance subsidiaries have received and reported, in the aggregate, approximately $22.8 million at December 31, 1997 as an advance of future statutory profits on the blocks of business reinsured under these agreements. The life insurance subsidiaries are obligated to repay the advances from future statutory profits. The effects of these agreements have been removed from the financial statements except for the cost of this financing, which amounted to $660,000, $608,000 and $603,000 in 1997, 1996 and 1995,
respectively. All of these financing-type reinsurance agreements were termina-ted effective January 1, 1998 when the Company s credit insurance business was reinsured to American Republic (see Note 5).

   Excluding premiums reinsured under financing-type agreements, credit insurance premiums ceded to other companies were $3.4 million, $10.4 million and $12 million in 1997, 1996 and 1995, respectively.

   Incurred benefits and losses reinsured in 1997 were $5.2 million compared to $6.2 million in 1996 and $6.7 million in 1995. These amounts have been deducted in arriving at death and other benefits and the increase in future policy benefits in the Consolidated Statements of Operations.

   At December 31, 1997 and 1996, reinsurance recoverable for paid and unpaid benefits was $13.2 million and $17.5 million, respectively. Reinsurance recoverable is classified with Receivables.

12. NOTES PAYABLE

   In 1990, the Company obtained financing in the form of a $10 million term loan. In 1993, the terms of this loan were restructured, resulting in the elimination or modification of several financial covenants, a reduction in the Company s required debt service payments and the transfer of a portion of the remaining balance to Interstate pursuant to a separate loan agreement. In 1995, the Company further restructured the new loans. These restructuring changes included an extension of the maturity date of the loans, the removal of several additional financial covenants and the transfer of an additional portion of the remaining loan balance directly to Interstate. A balloon payment was due at the end of the term. The interest rate on these loans was one percentage point above the bank s prime rate. The Company assigned all of the outstanding common stock of Consumers Life, Interstate and Consumers Car Care Corporation as security for its loan, while Interstate s property and equipment and its inventories were separately pledged for Interstate s loan. The security for each loan was cross- collateralized to the other loan. Both of these loans were repaid in full in 1996 in connection with the sale of the Company s auto auction business, resulting in a release of the liens on Interstate s property and equipment and the release of the stock of the subsidiaries (see Note 5).

   Interest costs incurred on long-term debt were $230,000 in 1996 and $286,000 in 1995.

13. PENSION AND OTHER RETIREMENT PLANS

   The Company has a defined benefit pension plan and two profit sharing plans which cover substantially all full-time employees. Contributions under the pension plan are based upon length of service and annual compensation of each employee. The assets of the pension plan include principally debt securities and mortgages. Effective July 31, 1996, the Company froze the benefits payable to participants under the pension plan. As a result, contributions to the plan, which have approximated $200,000 per year in recent years, were approximately $100,000 in 1997 and will decrease further in future years.

   The profit sharing plans, which include an employee stock ownership plan, provide for annual contributions in amounts to be determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee; however, no Company contributions were made in either 1997, 1996 or 1995.

   The funded status of the plan is as follows:

                                                        December 31,

 (in thousands)                                       1997       1996

 Actuarial present value of:

   Vested benefit obligation                        $2,891     $3,000

   Accumulated benefit obligation                   $2,891     $3,016

 Actuarial present value of projected
   benefit obligation                               $2,891     $3,016

 Plan assets at fair value                           2,665      2,727

 Projected benefit obligation in
 excess of plan assets                                (226)      (289)

 Unrecognized net losses                               472        472

 Unrecognized net liability
 at transition                                          61         74

 Unrecognized reduction in
 projected benefit obligation                         (126)      (136)


 Unamortized prior year loss                          (407)      (410)
 Accrued pension cost                                ($226)     ($289)

 (in thousands)                           1997        1996      1995

 Net periodic pension
 cost included the
 following components:

  Service cost during the period                       $139      $172
   Interest cost on projected benefit
    obligation                            $212          213       196

   Actual return on plan assets           (175)        (175)     (161)

   Net amortization and deferral            37            2         2
   Net periodic pension cost               $74         $179      $209


   Rates used in determining pension expense and related obligations were:

                                           1997        1996      1995


 Discount rate for expense
 computation, beginning of year            7.50%      7.50%      7.50%

 Assumed annual rate of return
 on plan assets                            7.50%      7.50%      7.50%

 Discount rate for projected
 benefit obligation,
 end of year                               7.50%      7.50%      7.50%

 Assumed annual rate of increase
 in compensation                            N/A       3.00%      3.00%


14. COMMITMENTS AND CONTINGENCIES

   Rental expense in 1997, 1996 and 1995 was approximately $345,000, $351,000 and $355,000, respectively.

   In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1.75 million. The Company continues to lease the entire building, which is classified as an operating lease, but at monthly rent of $17,000 through July 1999, although the Company has subleased a portion of the office space which it does not otherwise occupy. The Company has no other significant leases.

   In August 1997, the Company received a notice of proposed adjustment from the Internal Revenue Service as a result of a recently completed tax examination for the years ended December 31, 1992 and 1993. The Company is currently seeking to have the adjustment rescinded. Based on the current status of the matter, the Company does not believe it is probable that a material amount of additional taxes will be due.

   In connection with the cancellation of a joint venture agreement in 1996, the Company had agreed to pay $500,000 in cash to its former joint venture partner at the time the planned Merger with LaSalle was consummated. As a result of the termination of the Merger Agreement, as discussed in Note 5, the $500,000 payment will not be made. The Agreement with the joint venture partner provided that in the event the Merger with LaSalle was not completed, any payment to the joint venture partner would be determined under a separate calculation as follows: (a) if the Company entered into a transaction similar to the LaSalle transaction in which it was acquired by or merged with another entity, the parties agreed to negotiate a mutually acceptable termination price; (b) if the Company entered into a transaction whereby, as part of a plan to terminate its insurance operations and sell all of its assets, it sold its credit insurance marketing organization to an unrelated third party, the Company agreed to pay its former partner a pro rata share of the proceeds, if any, it receives from the sale of the marketing organization. The Company agreed to make such payments to the joint venture partner as consideration for terminating the venture, which will allow the purchaser of the Company s credit insurance business to retain the profits or losses on credit insurance premiums previously reinsured to the partner.
The transaction with LOTS meets the criteria described in (b) above, and the Company therefore will pay approximately 19% of the gross fee revenues received from LOTS to the former partner.

   Reinsurance risks would give rise to liability to the insurance companies only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

   In November 1997, the Company and a third party reinsurer were sued by a former general agency with whom the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant is seeking monetary damages to compensate it for the Company s alleged failure to share profits and for other alleged losses resulting from the Company s rejection of policy applications involving unacceptable risks. While management believes this claim is completely without merit and intends to vigorously defend itself in this matter, the ultimate outcome of this claim cannot be determined at this time.

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

   Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidia-ries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not result in a significant effect on the financial condition or future operating results of the Company or its subsidiaries. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's s financial statements.

15. REDEEMABLE PREFERRED STOCK

   The Redeemable Convertible Preferred Stock (the Preferred Stock ) has a liquidation preference of $10.00 per share and is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $6.75 per share). The Preferred Stock is redeemable at the option of the Company initially at a redemption price of $10.00 per share.

   Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. Except in certain limited instances, the holders of the Preferred Stock have no voting rights. Beginning July 1, 1998, a sinking fund will be established requiring annual payments sufficient to redeem 10% of the number of shares of Preferred Stock initially issued, calculated to redeem all of the Preferred Stock by July 1, 2007.

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

   The difference between the fair value of the Preferred Stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions, using the interest method, with the related charge to retained earnings ($36,000 in 1997, 1996 and 1995).

   At December 31, 1997 and 1996, 713,275 shares of common stock were reserved for the conversion of the Preferred Stock.
16. STOCK OPTIONS

   In May 1982, the shareholders of the Company approved a Stock Option Plan which permitted the granting of incentive stock options (as defined in the Internal Revenue Code). The Plan provided for the granting of stock options to purchase shares of the Company's common stock at at price not less than its fair market value on the date of grant. Options granted under the Plan expire not later than six years from the date of grant. The Plan authorized 300,000 shares for purchase upon the exercise of such options, which were made available from either authorized but unissued shares or shares issued and reacquired by the Company.

   In May 1989, the shareholders of the Company approved the Stock Incentive Plan which permits the granting of any or all of the following types of awards:
(1) stock options, including incentive stock options and non-qualified stock options and (2) stock appreciation rights (SAR) either in tandem with stock options or free standing. This Plan was intended to enhance the 1982 Stock Option Plan. All officers and salaried key employees of the Company and its subsidiaries and affiliates were eligible to be participants. Persons who served only as directors were not eligible. The Plan provided for the issuance of up to 250,000 shares of Common Stock (the Stock). The shares of Stock deliverable under the Plan consisted in whole or in part of authorized and unissued shares or treasury shares.

   The purchase price per share of Stock under any stock option is determined by the Personnel Committee, but cannot be less than 100% of the fair market value of the Stock on the date of the grant of such option. The term of each option is fixed by the Personnel Committee. Options are exercisable at such time or times as determined by the Committee, but no option is exercisable after the expiration of six years from the date the option is granted.

   The grant price with respect to a freestanding SAR or an SAR granted in tandem with an option is the fair market value of the Stock on the date of the grant. Upon exercise of an SAR, the participant is entitled to receive up to, but no more than, an amount in cash or Stock equal to the excess of the fair market value of the shares with respect to which the SAR is exercised (calculated as of the exercise date) over the grant price of the SAR. Payment by the Company upon a participant's exercise could be in cash or Stock, as the Committee may determine. With respect to SARs granted together with options, any related option will no longer be exercisable to the extent the SAR is exercised and the exercise of any option will cancel the related SAR to the extent of such exercise.

   The changes in option shares outstanding during the past three years are as follows:

                                         Option               Price
                                         shares               per share


 Balance, January 1, 1995               230,794             2.25 - 5.25
 Options terminated                     (67,794)            5.00 - 5.25

 Options granted                         16,000             2.25 - 5.00

 Balance, December 31, 1995             179,000                    2.25

 Options terminated upon
 exercise of SAR s                      (30,000)                   2.25
 Balance, December 31, 1996             149,000                    2.25

 Options terminated upon
 exercise of SAR s                      (17,000)                   2.25

 Balance, December 31, 1997             132,000                    2.25


   During 1997, 17,000 SAR s were exercised, resulting in cash payments of $24,708 based on an average market price of $3.70 on the dates of exercise. At December 31, 1997, 133,117 shares were reserved for options which are available to be granted and all of the 132,000 outstanding options were exercisable.

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

   (a)  The Policyholders' Surplus Account exceeds a prescribed maximum, or

   (b) Distributions, other than stock dividends, are made to shareholders in excess of Shareholders' Surplus as defined by prior law, or

   (c) A company ceases to qualify for taxation as a life insurance company.

   At December 31, 1997, the Policyholders Surplus Account for one of the insurance subsidiaries exceeded the prescribed maximum by approximately $1.1 million, resulting in an additional tax liability of approximately $372,000, which has been included in the Company s 1997 financial statements. At December 31, 1997 the Policyholders' Surplus Accounts for the life insurance companies combined totaled approximately $439,000. Based on its current plans, the Company does not believe it is probable that it will incur any additional taxes with regard to its Policyholders Surplus Account.

   There are currently no significant amounts of retained earnings in excess of statutory surplus upon which neither current nor deferred income taxes have been provided.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:


          (in thousands)                1997           1996


 Deferred tax liabilities:
  Fixed maturities                       $28            $33

  Deferred policy acquisition
  costs                                4,614          6,366

  Other                                  168            359

                                       4,810          6,758
 Deferred tax assets:

  Future policy benefits
  and financial reinsurance            5,252          5,796

  Net operating loss carryforwards     2,011          1,589

  Other                                  225            301
                                       7,488          7,686

  Valuation allowance for
  deferred tax assets                 (2,233)        (1,224)

                                       5,255          6,462

 Net deferred tax liability (asset)    ($445)          $296


   Significant components of income tax expense (benefit) are as follows:

         (in thousands)                 1997           1996            1995


 Current:

  Federal                               ($18)          ($539)         ($106)
  State                                   56              10             65

    Total current                         38            (529)           (41)

 Deferred                               (273)             (3)          (474)
 Income tax benefit related to
 continuing operations                  (235)           (532)          (515)

 Income tax expense (benefit) included
  with discontinued operations:

   Current                              (412)          1,392            177

   Deferred                             (462)           (567)           (65)
                                        (874)            825            112

 Total income tax expense
 (benefit)                           ($1,109)           $293          ($403)


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


 (in thousands)                          1997            1996           1995

 Loss from continuing
 operations before
 income tax benefit                   ($1,676)        ($2,269)       ($1,944)

 Income tax benefit at
 34% statutory
  rate on pre-tax loss                   (570)           (771)          (661)

 Tax related to decrease in
 Policyholders
 Surplus Account                          372

 Effect of rate difference on net
  operating loss carryback                                288

 Adjustment of prior
 year s income tax expense                (67)             (8)            50

 Dividends received deduction              (6)            (11)           (10)

 State income taxes                        36              17             35

 Items not includable for
 tax purposes                              34              20             12
 Other, net                               (34)            (67)            59

 Actual income tax benefit              ($235)          ($532)         ($515)


   The Company and all but one of its subsidiaries file a consolidated
Federal income tax return. One insurance company subsidiary files a separate return. At December 31, 1997 the life insurance companies have available approximately $5.9 millon of Federal net operating losses. These losses will be carried forward to future years, and may only be used to offset the taxable income of the life insurance companies. Approximately $3.6 million of these net operating losses are subject to limitations on their use under Internal Revenue Code Section 382 and the consolidated return regulations. This operating loss will expire in 2004. The remaining $2.3 million of net operating losses will expire in 2009 and 2012.

18. PER SHARE INFORMATION

   Basic income (loss) per common share has been computed based upon the weighted average number of common shares outstanding. Diluted per share information is equivalent to basic per share information because the Company has no potential common shares which are dilutive for any period presented in the accompanying financial statements.

   The following table sets forth the computation of basic and diluted per share data.

                                                    Years ended December 31,

 (in thousands, except per share amounts)        1997      1996      1995

 Loss from continuing operations              ($1,441)  ($1,737)  ($1,429)

 Preferred stock dividends                       (409)     (409)     (409)

 Accretion of carrying value of
 preferred stock                                  (36)      (36)      (36)

 Numerator for basic loss
 per share - loss attributable
 to common shareholders                        (1,886)   (2,182)   (1,874)
 Effect of dilutive securities                      0         0         0

 Numerator for diluted loss per share         ($1,886)  ($2,182)  ($1,874)

 Denominator for basic loss per share -
  weighted average shares                       2,601     2,614     2,634
 Effect of dilutive securities                      0         0         0

 Denominator for diluted loss per share          2,601    2,614     2,634

 Basic and diluted loss per common share        ($0.73)  ($0.83)   ($0.71)


   The preferred stock is convertible into 713,275 shares of common stock (see Note 15). Options to purchase 132,000 common shares were outstanding at December 31, 1997 (see Note 16). None of the common shares contingently issu-able upon the conversion of the preferred stock or upon the exercise of the stock options have been included in the computation of diluted per share information because the effect would be antidilutive.

19. SEGMENT INFORMATION

   As a result of the disposal of its auto auction business in 1996, the disposal of its remaining block of individual life insurance business in early 1997 and the planned disposal of its credit insurance business in the second quarter of 1998, the Company has no remaining business segments.

   As discussed in Note 5, following the sale of its credit insurance business, the Company intends to liquidate its remaining assets, provide for its liabilities, redeem its preferred stock and distribute all remaining cash to its common shareholders pursuant to a Plan of Liquidation and Dissolution. The Company s income or loss from continuing operations now consists principally of (i) earned premiums and related costs associated with an insignificant block of extended service contract business which is in run-off,
(ii) investment income on remaining assets, (iii) fee income from LOTS from the sale of the Company s customer accounts, and (iv) overhead expenses. Because the fees related to the sale of the Company s customer accounts will be received from LOTS over a five- year period, and because any distribution which may be due to the Company from the contingency fund cannot be determined until September 30, 2002, the Company will be unable to make a final distribution to its common shareholders until late in 2002.

20. REGULATORY MATTERS

   In connection with the proposed sale of the Company s September 30, 1997 inforce block of credit insurance to LOTS (pursuant to reinsurance agreements which the insurance subsidiaries have entered into with American Republic), the insurance subsidiaries filed the reinsurance agreements with the insurance regulators in their respective domiciliary states and have obtained the required regulatory approval. In connection with the sale of the Company s Arizona- domiciled insurance company to LOTS, LOTS has filed documents with the Arizona Insurance Department in order to obtain its approval. This Form A filing is currently under review by the Arizona insurance regulators.

   In June 1997, the Company redomesticated its North Carolina insurance subsidiary to the state of Texas in connection with the sale of the subsidiary in August 1997 to Safeguard Health Enterprises, Inc. located in Anaheim, California. The redomestication was required by the North Carolina Insurance Department in order to sell the subsidiary, since that department no longer permits North Carolina domestic companies to have their principal administra-tive offices located outside the state. The sale of the stock of the subsidiary resulted in a gain to the Company of approximately $234,000.

   In September 1996, the Delaware Insurance Department notified Consumers Life that its level of investments in subsidiaries exceeded the amount permit-ted under Delaware Insurance laws by approximately $1.5 million and that the company s capital and surplus should be reduced by the amount of such excess. As indicated above, the company sold one of its subsidiaries in August 1997, resulting in the elimination of the excess investment in subsidiaries problem.

   The NAIC has established certain minimum capitalization requirements based on risk-based capital (RBC) formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 1997, each of the Company's insurance subsidiaries have more than sufficient capital to meet the NAIC's RBC requirements. However, if the effects of the surplus relief reinsurance treaties are excluded from the statutory financial statements, certain of the insurance subsidiaries would not meet minimum required RBC levels.

   The Company has received correspondence from and conducted discussions w i th various state insurance departments concerning the surplus relief reinsurance agreements, capital levels and unprofitable operations of certain of the Company s insurance subsidiaries. These insurance departments have indicated their expectation that the insurance subsidiaries would be sold or merged or otherwise raise additional capital. Failure to complete the reinsurance and related transactions with American Republic and LOTS could subject the Company's insurance subsidiaries to possible sanctions which may include, among other things, restrictions on operations, mandatory asset dispositions and other forms of regulatory intervention. The financial statement impact, if any, of such regulatory actions cannot presently be determined.

21. SUBSEQUENT EVENTS

   On January 1, 1998, substantially all of the Company s former marketing personnel, who resigned from the Company on December 31, 1997, became employees of LOTS pursuant to the terms of the Asset Purchase Agreement. In addition, LOTS assumed administrative responsibilities for all of the Company s credit insurance business as of that date.

   On February 17, 1998, the Delaware Insurance Department approved the reinsurance transaction between Consumers Life and American Republic whereby, effective January 1, 1998, Consumers Life will reinsure its September 30, 1997 block of inforce credit insurance business and all new credit insurance business produced on or after October 1, 1997 to America Republic. On March 30, 1998, the Ohio Insurance Department approved a similar reinsurance transaction between Investors Fidelity and American Republic involving that subsidiary s September 30, 1997 inforce business and new business issued subsequently.

     On March 24, 1998, the Company s preferred and common shareholders, each voting separately as a class, approved the sale of the Company s
   September 30, 1997 inforce block of credit insurance to LOTS and also approved the Company s Plan of Liquidation and Dissolution. The sale of the insurance business will be accomplished through reinsurance agreements which were entered into in January 1998 between American Republic, LOTS financial partner, and each of the Company s two credit insurance subsidiaries. The reinsurance transactions are expected to be settled in April 1998, although the Company has included the estimated loss from these transactions in its 1997 financial statements (see Note 5). Under the Plan of Liquidation and Dissolution, the Company will ultimately be dissolved after distributing all of its remaining assets to its shareholders, as discussed in Note 5.

                 QUARTERLY FINANCIAL DATA
                  (UNAUDITED)

                                                            1997

 (in thousands. except                  1st Quarter     2nd Quarter    3rdQuarter    4th Quarter
 per share amounts)                     (Restated)      (Restated)     (Restated)


 Total revenues - continuing operations        ($49)           $271          ($18)         ($164)

 Loss from continuing operations before
   income tax expense (benefit)               ($262)           ($86)        ($104)       ($1,224)

 Income tax expense (benefit)                  (124)              7           (79)           (39)
 Loss from continuing operations               (138)            (93)          (25)        (1,185)

 Discontinued operations                       (472)           (604)          127         (3,970)

 Net income (loss)                            ($610)          ($697)         $102        ($5,155)

 Per share data:
   Loss from continuing operations           ($0.10)         ($0.08)       ($0.06)        ($0.49)

   Discontinued operations                    (0.18)          (0.23)         0.05          (1.53)

   Net loss                                  ($0.28)         ($0.31)       ($0.01)        ($2.02)

                                                                      1996
                                             1st Quarter     2nd Quarter   3rd Quarter    4th Quarter
                                             (Restated)     (Restated)     (Restated)     (Restated)

 Total revenues-continuing operations               $219            $163           $35            ($39)

 Loss from continuing operations before
   income tax expense (benefit)                    ($444)          ($373)        ($512)          ($940)
 Income tax expense (benefit)                       (124)             68          (275)           (201)

 Loss from continuing operations                    (320)           (441)         (237)           (739)
 Discontinued operations                            (104)            198            12             397

 Net loss                                          ($424)          ($243)        ($225)          ($342)

 Per share data:
   Loss from continuing operations                ($0.16)         ($0.21)       ($0.14)         ($0.32)

   Discontinued operations                         (0.04)           0.07          0.01            0.15

   Net loss                                       ($0.20)         ($0.14)       ($0.13)         ($0.17)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

   The firm of Ernst & Young LLP ("E&Y") served as the Company's Independent Auditors from October 23, 1990 to November 26, 1996. On that date, E&Y advised the Company that it could no longer continue as the Company's independent public accountants, and that it could not perform the audit of the Company's 1996 financial statements. E&Y made this determination because it had provided certain financial advisory services to the Company in connection with the Company's efforts to sell or merge its business operations. These services, in E&Y's judgment, impaired the firm's independence as it related to the Company's 1996 financial statements. E&Y further advised the Company that its independence with respect to the Company's 1995 financial statements was not impaired; however, E&Y recommended that the Company retain new auditors to re-audit the 1995 financial statements to avoid any delays that might otherwise arise in the filing and review of a proxy statement covering a proposed merger of the Company with a subsidiary of LaSalle, or periodic reports to be filed thereafter.

   E&Y's report on the Company's financial statements for 1995 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles. Further, through November 26, 1996, there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure and no reportable events have occurred.

   E&Y's decision that it could not perform the audit of the Company's 1996 financial statements was acknowledged by the Audit Committee of the Company's Board of Directors on November 26, 1996. On the same date, the Audit Committee acted to retain Arthur Andersen LLP to perform the audit of the Company's 1996 financial statements and the re-audit of the 1995 financial statements.

                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Board of Directors of the Company is currently divided into three (3) groups, with the directors in each group serving terms of three (3) years and until their successors are duly elected and qualified.

   Rev. Sterling P. Martz, a director with the Company since 1968, reached the mandatory age for retirement established by the Board of Directors on July 31, 1996. However, at its July 1996 meeting, the Board of Directors requested that Rev. Martz continue to serve as a Director until the planned merger with LaSalle was completed or the Company otherwise disposed of its business operations. Rev. Martz is expected to retire from the Board effective March 24, 1998, as further discussed below.

   Due to the on-going attempts by the Company and its Board of Directors to merge, sell or otherwise dispose of the Company or its assets, there has been no election of Directors since 1995, and the existing Directors agreed to continue to serve beyond their terms until such a merger, sale or disposition of the Company or its assets is completed. It is expected that following the approval of the Sale of Assets and the Plan of Liquidation by the shareholders of the Company, three (3) of the six (6) current Directors will continue to serve as Directors for a limited period of time in order to oversee the timely liquidation of the Company in accordance with the Plan of Liquidation. The Directors who are expected to continue to serve are James
C. Robertson, Chairman, Edward J. Kremer and John E. Groninger. Those Directors retiring effective March 24, 1998 are Leon A. Guida, Dr. Robert G. Little, Jr. and Rev. Sterling P. Martz.

   The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five(5) years, and their other major affiliations and age as of March 1, 1998.

                         PRINCIPAL OCCUPATION FOR THE PAST
 NAME                    FIVE YEARS, OFFICE (IF ANY) HELD IN    DIRECTOR    TERM
 (AGE)                   THE COMPANY AND OTHER INFORMATION      SINCE       EXPIRES

 Leon A. Guida           Retired, Former Co-Owner and General   1986       1996
 (73)                    Manager, S & H Pontiac, Harrisburg,
                         PA

 *James C. Robertson     Chairman of the Board, President and    1967      1996
 (66)                    Chief Executive Officer of the
                         Company

 *Sterling P. Martz      Retired Clergyman, Winfield, PA         1968      1996
 (77)

 *Edward J. Kremer       President, Hanna, Kremer & Tilghman     1983      1997
 (67)                    Insurance, Inc., Salisbury, MD;
                         Director and Chairman of the Board,
                         Delmar Bancorp, Delmar, MD

 John E. Groninger       President, John E. Groninger, Inc.,     1968      1998
 (71)                    Juniata Concrete, Inc., Republic
                         Development Corp., and Juniata Lumber
                         & Supply Co., Mexico, PA; Director,
                         Juniata Valley Financial Corp.,
                         Mifflintown, PA

 *Robert G. Little, Jr., Partner, Little's Veterinary            1966      1998
 D.V.M. (68)             Hospital, Williamsport, PA; Director,
                         Bucktail Bank and Trust Co.,
                         Williamsport, PA


*   Denotes Member of Executive Committee

   The following information is provided as of March 1, 1998 for each e x ecutive officer of the Company and the principal executives of its subsidiaries. All of the executive officers listed also serve as executive officers of the life insurance subsidiaries. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

               NAME           AGE            OFFICE

     James C. Robertson       66        President and Chief Executive Officer

     William J. Walsh, Jr.    55        Executive Vice President and Chief
                                        Operating Officer

     R. Fredric Zullinger     49        Senior Vice President, Chief Financial
                                        Officer and Treasurer


   Mr. Robertson joined the Company in 1967 as General Counsel and was elected a director and President of the Company in 1968. Mr. Robertson current-ly serves as Chairman of the Board, President and Chief Executive Officer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

   T h e following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1997, 1996 and 1995 of the Chief Executive Officer and the n a m e d executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                         SUMMARY COMPENSATION TABLE

                                        ANNUAL
                                   COMPENSATION
                                                                        OTHER             ALL
                                                                        ANNUAL            OTHER
Name and Principal Position        Year      SALARY         BONUS    COMPENSATION         COMPENSATION


 James C. Robertson,               1997      - 0 -  (1)     - 0 -          $5,700 (2)          - 0 -
 Chairman, President and
 Chief Executive Officer
                                   1996     $88,998 (1)     - 0 -          $7,950 (2)          $73,016 (3)

                                   1995    $145,000         - 0 -          $6,300 (2)          - 0 -


 William J. Walsh, Jr.,            1997    $114,000         - 0 -          - 0 -               - 0 -
  Executive Vice President
  and Chief Operating Officer
                                   1996    $114,000         - 0 -          - 0 -               $18,605 (3)

                                   1995    $114,000         - 0 -          - 0 -               - 0 -


 Ralph R. Byrnes,                  1997    $112,869 (4)     - 0 -          - 0 -               - 0 -
  Senior Vice President,
  Automotive Resource Division

                                   1996    $109,500         $30,000        - 0 -               $20,362 (3)

                                   1995    $109,500         - 0 -          - 0 -               - 0 -


(1) Mr. Robertson s status as a salaried employee of the Company terminated effective July 19, 1996. For the remainder of 1996, Mr. Robertson was compensated at a daily rate of $150 for any work performed in his capacity as President and CEO of the Company. In 1996 Mr. Robertson earned $83,654 as a salaried employee and $5,344 as a non-salaried officer of the Company. Mr. Robertson was not compensated for any services performed in his capacity as President and CEO of the Company in 1997.

(2) Represents Retainer and Board Fees earned by Mr. Robertson as Chairman of the Board of the Company, including fees which were deferred.

(3) Represents distribution from the Company s Excess Benefit Plan which was terminated in July 1997.

(4) Mr. Byrnes resigned as an Executive Officer and employee of the Company effective December 31, 1997 and became an officer and employee of LOTS effective January 1, 1998, as a result of the sale of the credit insurance accounts of the Company to LOTS.

           OPTION/SAR GRANTS IN LAST FISCAL YEAR

   No stock options and/or stock appreciation rights were granted by the Company to the named executive officers in 1997.

       AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
           AND FISCAL YEAR-END OPTIONS/SAR TABLE

   The table below presents information with respect to the stock options and stock appreciation rights ("SARS") awarded under the Company's 1989 Stock Incentive Plan ("1989 Plan") to the named executive officers and held by them at December 31, 1997. The 1989 Plan was approved by the shareholders, and provides for the grant of both options that qualify as incentive stock options under the Internal Revenue Code and non-qualified (non-statutory) stock options. The option price is 100% of the fair market value on the date of grant ($2.25) and the maximum term to exercise the grant is six (6) years.
The options have accompanying SARS which permit the holder to receive common stock or cash equal to the excess of the fair market value covered by the option over the option price. To the extent that accompanying SARS are exercised, the corresponding stock options are canceled and the shares subject to the option are charged against the maximum number of shares authorized under the 1989 Plan. When a stock option is exercised, the related SAR is likewise surrendered. All of the options listed in the table were granted in 1993 in place of an equal number of options that were awarded in May 1989 and subsequently canceled.

                                                            Number of Securities
                                                            Underlying               Value of
                                                            Unexercised              Unexercised
                                                            Options/SARS             In-The-Money Options/SARS
                              Shares                        at Fiscal                at Fiscal
                              Acquired      Value           Year-End (#)             Year-End ($)(2)
                              on Exercise   Realized        Exercisable (E)          Exercisable (E)
      Name                    (#)            ($)            Unexercisable (U)        Unexercisable (U)

 William J. Walsh, Jr.        - 0 -          - 0 -          25,000 (E)                 - 0 -

 Ralph R. Byrnes (1)          - 0 -          - 0 -          25,000 (E)                 - 0 -


(1) Mr. Byrnes resigned as an Executive Officer and employee effective December 31, 1997 and became an officer and employee of LOTS effective January 1, 1998 as a result of the sale of the credit insurance accounts of the Company to LOTS.

(2) The values in this column are based on the difference between the market value of the Company s common stock on December 31, 1997 and the exercise price of the options.

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

COMPENSATION PHILOSOPHY

   The compensation policy of the Company has been based upon the philosophy that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. In the past, the Company relied to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. Each year the Committee, along with the CEO, reviewed an annual salary plan for the Company's officers which was based on industry, peer group and national surveys along with performance judgments as to the past and expected future contributions of the individual officers.

   The compensation for the CEO and the other Executive Officers has consisted of a base salary, potential annual bonuses and long-term stock option incentives. The Committee considered the total compensation for the CEO and each of the Executive Officers in establishing each element of compensation. Base salaries were fixed at levels competitive in the market compared to other comparably sized companies with officers having equal responsibilities engaged in similar businesses as the Company. With the exception of the senior market-ing Executive Officer, who resigned effective December 31, 1997 as a result of the LOTS transaction, the CEO and remaining Executive Officers of the Company do not have employment contracts with the Company. Annual bonuses and long term stock option incentives have been used by the Company as a form of compensation and are tied to the Company's success at achieving significant financial performance goals, as well as increasing shareholder value. Under the Company's bonus program, the CEO and the other Executive Officers were paid a percentage of their annual base salary as determined by pre-established increases to the Company's pre-tax earnings. Since the criteria established by the Company for awarding bonuses has not been met, no bonuses have been earned by the CEO and the other Executive Officers since 1989 under this bonus program. Grants of stock options with accompanying stock appreciation rights ("SARS") have been used by the Company to retain and motivate the CEO and the other Executive Officers to improve the long-term stock market performance of the Company's common stock. In its decision to grant incentive stock options the Committee looks to the expected value of the Company's common stock during the period of time available to exercise the options. No stock options or SARS were granted by the Company to the CEO or the other Executive Officers during fiscal year 1997.

CEO COMPENSATION

   In 1996, Mr. Robertson stated his intention to retire from the Board of Directors and resign as President and CEO upon the closing of the merger or the sale of the Company. While Mr. Robertson continues to serve in these capaci-ties, his status as a salaried employee of the Company was terminated effective July 19, 1996. From that time and until December 31, 1996, Mr. Robertson had been compensated at $150 per day for any work performed for the Company in his capacity as a non-salaried employee while serving as President and CEO. In 1997 Mr. Robertson did not receive any compensation in his capacity as a non-salaried employee while serving as President and CEO, however, he continues to receive the standard retainer and board meeting fees in his role as Chairman of the Board.

   The Committee believes that this arrangement with Mr. Robertson is in the best interests of the Company and is reasonable based upon Mr. Robertson's experience and knowledge of the Company during this period in which the Company is attempting to sell its assets and liquidate the Company.

   This report is submitted by the Personnel Committee of the Company's Board of Directors.

Leon A. Guida, Chairman     John E. Groninger     Rev. Sterling P. Martz

            STOCK PRICE PERFORMANCE COMPARISON


                                                     CUMULATIVE TOTAL RETURN

                                   12/31/92   12/31/93  12/31/94  12/31/95   12/31/96  12/31/97

 Consumers Financial Corp.            100       123       115        141        154       43
 (CFIN)

 Peer Group (CFIN)                    100       111       104        158        194      330

 NASDAQ Stock Market (U.S)            100       115       112        159        195      240


   *Assumes $100 invested on December 31, 1992 in the Company s common stock, NASDAQ Stock Index and Peer Group common stock. Total shareholder returns assume reinvestment of dividends.

(1) The peer group companies are primarily in the same segment of the insurance industry that market credit life and credit disability products to automotive dealers and other financial institutions. While none of the companies offer all of the products and services of the Company, each can be considered a competitor of the Company. The members of the peer group a r e a s follows: ACCEL International Corporation, CNL Financial Corporation, American Bankers Insurance Group and US Life Corporation.

               PENSION PLAN BENEFITS

   T h e Company has a defined benefit plan, the Consumers Financial Corporation Employees Retirement Plan (the Plan). The Plan was established effective January 1, 1984. Under the Plan the retirement benefit is determined by a formula which reflects compensation and years of service. Benefits are fully vested after seven (7) years of service. The Plan was amended effective January 1, 1989 to reflect changes mandated by ERISA and, as of the same date, a supplemental non-qualified Excess Benefit Plan was adopted covering certain employees, primarily those with higher compensation levels. Compensation includes base salary, bonuses and other forms of compensation and generally corresponds to the amounts shown in the Summary Compensation Table. During 1996, the Company froze the benefits payable to participants under the Plan. The Company also terminated the Excess Benefit Plan in 1996 and distributed the plan assets to the participants.

   The benefit formula in the Plan provides that for each year of service prior to 1975, the benefit consists of (1) 0.5% of average monthly compensa-tion, plus (b) 1.5% of average monthly compensation in excess of $1,000 where Average Monthly Compensation is average monthly compensation for the five calendar years ending December 31, 1983. For each year of service from January 1, 1984 through December 31, 1988, the benefit consists of (a) 1.5% of monthly compensation times the number of years of service under the Plan, plus (b) 1.4% of monthly compensation in excess of the social security wage base. For each year of service from January 1, 1989 through July 31, 1996, the benefit consists of (a) 1.5% of monthly compensation times the number of years of service under the Plan, plus (b) .65% of monthly compensation in excess of the social security wage base.

   At December 31, 1997, the estimated monthly defined benefit payable upon retirement at age 65 for each of the named executive officers is as follows:
William J. Walsh, Jr., $2,429 and Ralph R. Byrnes, $2,794. Amounts shown are straight-life annuity amounts and are not reduced by a joint and survivorship provision which is available to the named executive officers. In addition, following his retirement as a salaried employee in July 1996, James C. Robertson began receiving a monthly annuity benefit in the amount of $3,667.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

   The following table sets forth as of March 1, 1998, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.

                                                                 Amount and
                                                                 Nature of      Percent
                                                                 Beneficial       of
 Title of Class     Name and Address of Beneficial Owner         Ownership      Class


 Common             Consumers Financial Corporation and           240,630        8.0%
                    Subsidiaries Employee Stock Ownership Plan
                    (ESOP) (1)1200 Camp Hill By-Pass, Camp Hill,
                    PA 17011

 Common             Various wholly-owned subsidiaries             422,955       14.0%
                    of Consumers Financial Corporation,
                    1200 Camp Hill By-Pass,Camp Hill, PA 17011


(1) The Company's Employee Stock Ownership Plan is an employee benefit plan which is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Participating employees of the Company have the power to vote the shares allocated to them under the Plan. The Trustees of the Plan have discretionary investment powers including the power to dispose of the shares.

      The following table sets forth as of March 1, 1998, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director; (b) each executive officer who is not a director; and (c) all directors and executive officers as a group.

                                             Amount and
                                             Nature of      Percent
 TITLE OF           Name of                  Beneficial     of
 CLASS        Beneficial Owner               Ownership (1)  Class


                         (a)
 Common        Groninger, John E.            57,521 (2)     1.9
 Preferred                                   22,410 (3)     4.4

 Common        Guida, Leon A.                 3,000         *

 Common        Kremer, Edward J.              1,607         *

 Common        Little, Jr., Robert G.         9,143 (4)     *
 Preferred                                      218 (4)     *

 Common        Martz, Sterling P.             4,000 (4)     *
 Preferred                                    1,400 (4)     *

 Common        Robertson, James C.           99,775         3.3
 Preferred                                    5,235 (5)     1.0

                (b)
 Common        Walsh Jr., William J.         62,813 (6)     2.1

 Common        Zullinger, R. Fredric         54,523 (7)     1.8

                (c)
 Common        Directors and Executive      292,382 (8)     9.5
 Preferred     Officers as a Group           29,263         5.7
               (8 individuals)


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

(5) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.

(6) Includes 21,284 shares for which Mr. Walsh has voting power as to shares held for him in the Employee Stock Ownership Plan and 25,000 shares that a r e acquirable through the exercise of stock options and stock appreciation rights.

(7) Includes 14,835 shares for which Mr. Zullinger has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights.

   (8) Includes shares that are acquirable through the exercise of stock options and SAR s.

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

   In addition, in June 1989, the Daub Trust, a trust controlled by Mr. Daub, purchased a reinsurance company from a life insurance subsidiary of the Company for $155,000, its book value at that time. The Daub Trust paid $55,000 in cash and gave the subsidiary a Note for $100,000, repayable with interest at a rate which varies with the rate of interest earned by the reinsurance company on its certificate of deposit investments. On December 31, 1989, the subsidiary advanced to the Daub Trust an additional $12,000, increasing the total outstanding loan to $112,000, plus accrued interest. The terms of the Note were substantially the same as those which would have been offered to other non-affiliated parties at that time. In March 1998, the note was repaid in full by the Daub Trust.

                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

a)  Listing of Documents filed:

   1. Financial Statements (included in Part II of this report):

      Report of Independent Public Accountants
      Consolidated Balance Sheets-December 31, 1997 and 1996
      Consolidated Statements of Operations - Years Ended December 31, 1997, 1996 and 1995
      Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996 and 1995
      Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
      Notes to Consolidated Financial Statements

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

   3. Exhibits:

      (11) Statement regarding Computation of Earnings Per Common Share (see Note 18 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K)
      (21) Subsidiaries of Consumers Financial Corporation
      (27) Financial Data Schedule
b)  Reports on Form 8-K:

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997. On January 13, 1998, the Company filed a Form 8-K with respect to (i) the Asset Purchase Agreement entered into by and among the Company, two of its subsidiaries and LOTS, involving the sale to LOTS of the Company s inforce block of credit insurance business, its credit insurance and fee income accounts and all of the outstanding common stock of one of the Company s subsidiaries, and (ii) the approval by the Company s Board of Directors of a Plan of Liquidation and Dissolution in conjunction with the LOTS transaction.

   On March 13, 1998, the Company filed a Form 8-K to report that it had received notices from NASDAQ stating that the Company s preferred and common stock were not in compliance with certain NASD Marketplace Rules. The notices further stated that the preferred and common stock were scheduled to be delisted from the NASDAQ National Market effective March 16, 1998 and May 28, 1998, respectively. The Company reported that because of its present plans to liquidate, it does not intend to take any steps to come into compliance with the Marketplace Rules or to seek inclusion on the NASDAQ Small Cap Market.

                     SCHEDULE II
         CONDENSED FINANCIAL INFORMATION OF REGISTRANT

             CONSUMERS FINANCIAL CORPORATION
                 BALANCE SHEETS
              DECEMBER 31, 1997 AND 1996

 (in thousands)

                                                            Liabilities, Redeemable Preferred
      Assets                       1997           1996      Stock and Shareholders Equity       1997          1996

 Investments, other than                                    Liabilities:
 investments in affiliates:

  Fixed maturieis                               $1,304      Indebtedness to affiliates          $267          $544

  Other invested assets             $67            $75      Dividend payable                     109           114

                                     67          1,379      Income taxes                         296         1,290

                                                            Miscellaneous                        418            41

 Cash                               433            186      Total liabilities                  1,090         1,989

 Investments in affiliates        2,117          8,867

 Indebtedness of affiliates       4,866          4,765      Redeemable preferred stock:
 Accrued investment income                           7      Series A, 8 1/2 cumulative
                                                            convertible                        4,688         4,693
 Receivables                         10              7

 Property and equipment,
 net of accumulated
 depreciation                        15             18      Shareholders equity:

 Other assets                        76            103      Common Stock                          30            30

                                 $7,584        $15,332      Capital in excess of stated value  7,989         7,966


                                                            Equity in net unrealized
                                                            appreciation of debt and
                                                            equity securities of
                                                            subsidiaries                          54            70

                                                            Retained earnings (deficit)       (4,796)        2,009
                                                            Treasury stock                    (1,471)       (1,425)

                                                            Total shareholders equity          1,806         8,650

                                                                                              $7,584       $15,332

See notes to condensed financial statements

                                   SCHEDULE II
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                              STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

          (in thousands)               1997       1996        1995
                                               (Restated)   (Restated)
 Revenues:

  Net investment income                 $19          $16           $5

  Net realized investment losses        (10)

  Other income                          163            2           16
 Total revenues                         172           18           21

 Expenses:
  General expenses                      563          765          221

   Taxes, licenses and fees              22            9           14

   Writeoff of intangible assets         50          143          145

 Total expenses                         635          917          380

 Loss before income taxes              (463)        (899)        (359)

 Income taxes                           131          103          210

 Loss before equity in
 income (loss) of
 unconsolidated subsidiaries           (594)      (1,002)        (569)

 Equity in income (loss) of
 unconsolidated subsidiaries:

  Continuing operations              (1,174)        (735)        (860)

  Discontinued operations            (4,592)         503         (172)
                                     (5,766)        (232)      (1,032)

 Net loss                           ($6,360)     ($1,234)     ($1,601)

   See notes to condensed financial statements

                                      SCHEDULE II
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              CONSUMERS FINANCIAL CORPORATION
                                   STATEMENTS OF CASH FLOWS
                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

          (in thousands)               1997         1996           1995


 Cash flows from operating activities:
  Net loss                          ($6,360)     ($1,234)       ($1,601)

  Adjustments to reconcile net loss to
   net cash provided by operating
   activities:

   Income taxes                      (1,004)         741            (29)
   Change in receivables                  7          127             31

   Change in other liabilities          377           67             47

   Equity in loss of
   unconsolidated subsidiaries        6,338          998          1,736

   Amortization of intangibles           50          123            217

   Other                                 37           17            483

     Total adjustments                5,805        2,073          2,485

  Net cash provided by (used in)
   operating activities                (555)         839            884

 Cash flows from investing activities:
  Purchase of investments                (3)      (2,115)            (3)

  Maturity of investments                                             3

  Sale of investments                 1,304          808

  Investments in and indebtedness
   to affiliates                        (26)       2,044            827

  Net cash provided by investing
   activities                         1,275          737            827

 Cash flows from financing activities:

  Principal payments on debt                      (1,159)        (1,050)

  Purchase of treasury stock            (64)         (50)          (114)

  Cash dividends to preferred
   shareholders                        (409)        (409)          (409)

  Net cash used in
  financing activities                 (473)      (1,618)        (1,573)

 Net increase (decrease) in cash        247          (42)           138

 Cash at beginning of year              186           228            90

 Cash at end of year                   $433          $186          $228


          See notes to condensed financial statements

                                SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONSUMERS FINANCIAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

2. Cash dividends received from subsidiaries in 1997, 1996 and 1995 amounted to $425,000, $3,343,000 and $827,000, respectively.

3. The Company files a consolidated Federal income tax return with its non-life insurance company subsidiaries and with its consolidated life insurance company subsidiaries, except for Consumers Reinsurance Company, which files a separate return. With respect to the consolidated non-life sub-group, taxes are allocated proportionately to each subsidiary within the consolidated group. Tax expense is allocated to those subsidiaries reporting taxable income, while a tax benefit is allocated to those companies reporting a taxable loss. For the consolidated life insurance sub-group, tax expense is allocated only to those companies in the group reporting taxable income. Similarly, tax benefits for the life sub-group are allocated only to those companies reporting a taxable loss.

                                     SCHEDULE III
                         SUPPLEMENTARY INSURANCE INFORMATION

                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)                                                                            Other
                                               Deferred                                   policy
                                               policy           Future                    claims and
                                               acquisition      policy     Unearned       benefits
 Segment                                       costs            benefits   premiums       payable


 Year ended December 31, 1997:
  Automotive Resource Division: (b)

  Credit insurance and fee income business      $13,545         $11,785     $49,057          $2,181

   Assumed warranty business                         25                         937             195

  Individual Life Insurance Division (b)                          9,682                         163
  Other (c)

   Total                                        $13,570         $21,467     $49,994          $2,539

 Year ended December 31, 1996 (d):
  Automotive Resource Division: (b)

   Credit insurance and fee income business     $16,378         $11,420     $54,848          $2,333

   Assumed warranty business                         36                       1,330             178

  Individual Life Insurance Division (b)          2,535          23,966                         225
  Other (c)

   Total                                        $18,949         $35,386     $56,178          $2,736

 Year ended December 31, 1995 (d):
  Automotive Resource Division: (b)

   Credit insurance and fee income business     $17,603         $10,411     $56,549          $2,288

   Assumed warranty business                         39                       1,394             160
  Individual Life Insurance Division (b)          4,284          26,171                         408

  Other (c)

    Total                                       $21,926         $36,582     $57,943          $2,856


   (a)  Excludes realized investment gains.
   (b) The assets and liabilities of the discontinued credit insurance and individual life insurance businesses have not been separately stated on the consolidated balance sheets.
   (c)  Represents operations of Consumers Financial Corporation.
   (d) Certain amounts for 1996 and 1995 have been restated to reflect the credit insurance and related fee income business as a discontinued operation.

                                     SCHEDULE III
                         SUPPLEMENTARY INSURANCE INFORMATION

        CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

 (in thousands)

                                    Premium                                Amortization
                                    income,                                of deferred
                                    fees and    Net         Death          policy
                                    other       investment  and other      acquisition    Operating
          Segment                   income      income      benefits       costs          expenses

                                    (a)

 Year ended December 31, 1997:

  Automotive Resource Division: (b)

   Credit insurance and fee income
     business

   Assumed warranty business          $375        $44          $460             $10              $1
  Individual Life
  Insurance Division (b)

  Other (c)                            171         19                                         1,638

      Total                           $546        $63          $460             $10          $1,639

 Year ended December 31, 1996 (d):
  Automotive Resource Division: (b)

   Credit insurance and
   fee income business

   Assumed warranty business          $450        $42          $581             $12          $1,110

  Individual Life Insurance Division (b)
  Other (c)                              2         17                                         1,008

      Total                           $452        $59          $581             $12          $2,118

 Year ended December 31, 1995 (d):

  Automotive Resource Division: (b)
   Credit insurance and
   fee income business

   Assumed warranty business          $437        $35          $512              $7          $1,327

  Individual Life
  Insurance Division (b)

  Other (c)                             16          5                                           471

      Total                           $453        $40          $512              $7          $1,798


   (a)  Excludes realized investment gains.
   (b) The assets and liabilities of the discontinued credit insurance and individual life insurance businesses have not been separately stated on the consolidated balance sheets.
   (c)  Represents operations of Consumers Financial Corporation.
   (d) Certain amounts for 1996 and 1995 have been restated to reflect the credit insurance and related fee income business as a discontinued operation

                                      SCHEDULE IV
                                      REINSURANCE

                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                          Percentage
 (in thousands)                              Ceded to       Assumed                       of amount
                                   Gross     other          from other     Net            assumed
          Segment                  amount    companies      companies      amount         to net


 Year ended December 31, 1997:
   Life insurance in-force             $0                                       $0

   Premium income:

      Assumed warranty                                           $356         $356        100.0%

                                                                 $356         $356        100.0%
 Year ended December 31, 1996 (a):

   Life insurance in-force             $0                                       $0

   Premium income:

      Assumed warranty                                           $417         $417        100.0%
                                                                 $417         $417        100.0%

 Year ended December 31, 1995 (a):

   Life insurance in-force             $0                                       $0

   Premium income:
      Assumed warranty                                           $394         $394        100.0%

                                                                 $394         $394        100.0%


(a) Certain amounts for 1996 and 1995 have been restated to reflect the presentation of the credit insurance and fee income business as a discontinued operation.

                                           SCHEDULE V
                              VALUATION AND QUALIFYING ACCOUNTS

                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

           (in thousands)                         Additions

                                                                 Charged to
                                   Balance at     Charged to     other                       Balance at
                                   beginning      costs and      accounts,   Deductions,     end of
          Description              of period      expenses       describe    describe        period


 Year ended December 31, 1997

  Provision for permanent
  decrease in market
  value of:

    Mortgage loans                       $100                                   $50 (a)          $50

    Property and equipment                             $713                                      713
    Other real estate                     128           229                                      357

    Other invested assets                  75           158                     70 (b)           163

  Provision for uncollectible
  receivables                           1,038           110                    712 (a)           436

                                       $1,341        $1,210                   $832            $1,719

 Year ended December 31, 1996

  Provision for permanent
  decrease in market
   value of:

   Equity securities                      $15                                  $15 (b)
   Mortgage loans                         100                                                   $100

   Other real estate                      493            $35                   400 (b)           128

   Other invested assets                                  75                                      75

  Provision for uncollectible
  receivables                           1,093            233                   288 (a)         1,038

                                       $1,701           $343                  $703            $1,341

 Year ended December 31, 1995

  Provision for permanent
  decrease in market
  value of:
   Equity securities                      $15                                                 $15

   Mortgage loans                         200                                 $100 (c)        100

   Other real estate                      300           $193                                  493

  Provision for uncollectible
  receivables                           1,091             79                    77 (a)      1,093

                                       $1,606           $272                  $177         $1,701


(a)  Write-off of bad debts against reserve
(b)  Write-off of reserve for assets sold
(c)  Loans transferred to real estate through foreclosure

                            SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSUMERS FINANCIAL CORPORATION



By:  /S/ James C. Robertson
        Chairman of the Board and President




Date: March 24, 1998

                            SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 Signature                         Title                 Date


 /S/ James C. Robertson       Director, President      March 24, 1998
                              and Chairman of the
                              Board (Chief
                              Executive Officer)


 /S/ William J. Walsh         Executive Vice           March 24, 1998
                              President (Chief
                              Operating Officer)


 /S/ R. Fredric Zullinger     Senior Vice              March 24, 1998
                              President and
                              Treasurer (Chief
                              Financial Officer)


 /S/ John E. Groninger        Director                 March 24, 1998



 /S/ Leon A. Guida            Director                 March 24, 1998


 /S/ Edward J. Kremer         Director                 March 24, 1998



 /S/ Dr. Robert G. Little
     Jr., D.V.M.              Director                 March 24, 1998


 /S/ Rev. Sterling P. Martz   Director                 March 24, 1998


                                 EXHIBIT 21

               SUBSIDIARIES OF CONSUMERS FINANCIAL CORPORATION



Consumers Financial Corporation (23-1666392) owns 100% of the outstanding common stock of the following subsidiaries:

   Consumers Life Insurance Company                    21-0706531
   CLMC Insurance Agency, Inc.                         25-1681245
   IAAC, Inc.                                          25-1211251
   Consumers Car Care Corporation                      23-1720565
   Investors Consolidated Reinsurance, Ltd.            31-1057420
   Consumers Limited                                   25-1493313
   Consumers II Limited                                25-1718532


Consumers Life Insurance Company owns 100% of the outstanding common stock of the following subsidiaries:

   Consumers Reinsurance Company                       86-0414938
   Investors Fidelity Life Assurance Corp.             31-0646177