Form 10-Q
period 1998-03-31
CONSUMERS FINANCIAL CORP
filed 1998-05-20
CIK 100320

[CAPTION]                         UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998




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

                                                        Outstanding at
      Class of Common Stock                               May 1, 1998
      $.01 Stated Value                                 2,595,617 shares


[CAPTION]
                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX



                                                                        PAGE
PART I.  FINANCIAL INFORMATION                                          NUMBER

Item 1.     Financial Statements:

            Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997                  3

            Consolidated Statements of Operations -
                  Three Months ended March 31, 1998 and 1997            4

            Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1998 and 1997            5

            Notes to Consolidated Financial Statements                  6 - 11

Item 2.     Management s Discussion and Analysis of Results of
            Operations and Financial Condition                          12 - 14


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           15

Item 2.     Changes in Securities                                       15

Item 3.     Defaults upon Senior Securities                             15

Item 4.     Submission of Matters to a Vote of Security Holders         15

Item 5.     Other Information                                           15

Item 6.     Exhibits and Reports on Form 8-K                            15 - 16

                         PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,1998          December 31,
 (in thousands)                                                        (Unaudited)               1997

 Assets
 Investments:

      Fixed maturities                                                     $4,076                $5,857
      Mortgage loans on real estate                                         1,887                 2,086

      Other invested assets                                                   261                   295
      Short-term investments                                               31,964                32,763

           Total investments                                               38,188                41,001
 Cash                                                                         289                   641

 Accrued investment income                                                    188                   268
 Receivables                                                               23,880                16,639

 Prepaid reinsurance premiums                                              37,981                 9,572
 Deferred policy acquisition costs                                             25                13,570

 Property and equipment                                                     1,320                 1,350
 Other real estate                                                            780                   783

 Other assets                                                                 731                 1,211
                                                                         $103,382               $85,035

 Liabilities, Redeemable Preferred Stock and Shareholders
 Equity
 Liabilities:

      Future policy benefits                                              $17,649               $21,467
      Unearned premiums                                                    38,918                49,994
      Other policy claims and benefits payable                              4,047                 2,539

      Due to reinsurer on sale of credit insurance business                34,719
      Other liabilities                                                     1,664                 4,556

      Income taxes:
           Current                                                            415                   430

           Deferred                                                          (442)                 (445)
                                                                           96,970                78,541

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible, net of                       4,697                 4,688
 treasury stock


 Shareholders  equity:

     Common stock                                                              30                    30
     Capital in excess of stated value                                      7,989                 7,989

     Net unrealized appreciation of debt and equity                            58                    54
 securities
     Deficit                                                               (4,891)               (4,796)
     Treasury stock                                                        (1,471)               (1,471)
                                                                            1,715                 1,806

                                                                         $103,382               $85,035



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                   March 31,
 (IN THOUSANDS, EXCEPT PER SHARE DATA)                                       1998             1997

 Revenues:

      Premiums written                                                                           ($11)
      Decrease in unearned premiums                                                               103

      Premium income                                                                               92
      Net investment income                                                     $112               29

      Net realized investment losses                                              24              (72)
      Fees and other income                                                      181                5

                                                                                 317               54
 Benefits and expenses:

     Death and other benefits                                                                     104
     Amortization of deferred policy acquisition costs                                              2

     Operating expenses                                                          420              210
                                                                                 420              316


 Loss from continuing operations before income tax benefit                      (103)            (262)
 Income tax benefit                                                              (15)            (124)


 Loss from continuing operations                                                 (88)            (138)


 Discontinued operations:

      Loss from operations of discontinued businesses
         (net of income taxes)                                                                   (341)
      Gain (loss) on disposal of discontinued businesses
         (net of income taxes)                                                   112             (131)

                                                                                 112             (472)


 Net income (loss)                                                               $24            ($610)





 Basic and diluted income (loss) per common share:
     Loss from continuing operations                                        ($0.08)          ($0.10)

     Discontinued operations                                                  0.04            (0.18)
     Net loss                                                               ($0.04)          ($0.28)


     Weighted average number of shares outstanding                           2,596            2,609


 Cash dividends declared per common share                                    NONE              NONE



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

          (in thousands)                                                  1998                1997


 Cash flows from operating activities:

      Net income (loss)                                                       $24               ($610)


      Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
                Deferred policy acquisition costs incurred                                     (2,185)

                Amortization of deferred policy acquisition costs                               2,415
                Other amortization and depreciation                            24                  63

                Change in future policy benefits                                                 (697)
                Change in unearned premiums                                                    (1,797)

                Change in amounts due reinsurers                             (142)                182
                Income taxes                                                  (15)             (1,149)

                Change in receivables                                       1,497               2,689
                Change in other liabilities                                  (376)               (184)
                Net assets transferred in sale of credit                   (3,647)
 insurance business

                Other                                                        (434)               (143)


           Total adjustments                                               (3,093)               (806)


      Net cash used in operating activities                                (3,069)             (1,416)


 Cash flows from investing activities:
      Purchase of investments                                                  (3)             (5,046)

      Maturity of investments                                               1,000                 574
      Sale of investments                                                   1,829               5,970


      Net cash provided by investing activities                             2,826               1,498


 Cash flows from financing activities:

      Purchase of treasury stock                                                                  (26)
      Cash dividends to shareholders                                         (109)               (102)


      Net cash used in financing activities                                  (109)               (128)


 Net decrease in cash                                                        (352)                (46)


 Cash at beginning of period                                                  641                 556


 Cash at end of period                                                       $289                $510




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

1.    GENERAL:
      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and the consolidated results of its operations and changes in its cash flows for the three months ended March 31, 1998 and 1997. Certain prior year amounts have been reclassi fied to conform with classifications used for 1998. Such reclassifi-cations had no impact on operating results.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

      The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION:

      On December 30, 1997, the Company entered into an agreement with Life of the South Corporation, a Georgia-based financial services holding company
      (LOTS), pursuant to which the Company would (i) sell its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sell its September 30, 1997 inforce block of credit insurance business to American Republic Insurance Company (American Republic), LOTS financial partner in this transaction, effective January 1, 1998 and (iii) sell one of its wholly-owned reinsurance subsidiaries to LOTS as of January 1, 1998. LOTS and the Company have also agreed that, with respect to the Company s principal insurance subsidiary, new credit insurance business produced by that subsidiary s former customer accounts, which have now been transferred to LOTS, will continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk will also be reinsured 100% to American Republic.

      The sale of the inforce block of business referred to in (ii) above was completed on May 13, 1998 (see Note 6), after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. The sale of the reinsurance subsidiary requires the approval of the insurance regulators in the State of Arizona, which approval has not yet been received.

      The sale of the inforce block of business resulted in an after-tax loss of approximately $3,800,000, of which $3,900,000 was reflected in the Company s fourth quarter 1997 financial statements through a write-down of deferred policy acquisition costs. The 1997 loss included an $800,000 loss from operations from September 30, 1997 (the measurement date) to December 31, 1997. An offsetting gain on disposal of $112,000, which results from adjustments to certain estimates made in 1997, has been included in the first quarter of 1998.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

      In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its pre-ferred stock at par value ($10 per share) and distribute all remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company will receive payments from LOTS over a five-year period based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS.The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. As a result, the final distribution to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the discontinu-ation of its various businesses. As of May 15, 1998, six people are employed by the Company. During the liquidation period, the Company intends to outsource most of the functions which will continue to be required.

3.    INCOME TAXES:

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
      Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                            March 31,        December 31,
                                                              1998                1997

 Deferred tax liabilities:
      Fixed maturities                                        $30                 $28

      Deferred policy acquisition costs                         9               4,614
      Other                                                    42                 168

                                                               81               4,810
 Deferred tax assets:

      Future policy benefits and financial                    118               5,252
 reinsurance
      Net operating loss carry forwards                     2,172               2,011

      Other                                                   476                 225
                                                            2,766               7,488
      Valuation allowance for deferred tax                 (2,243)             (2,233)
 assets

                                                              523               5,255
 Net deferred tax asset                                     ($442)              ($445)



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


3.    INCOME TAXES (CONTINUED):

      Significant components of the provision for income taxes for the three months ended March 31, 1998 and 1997 are as follows (in 000's):


                                                                         1998               1997
     Current:

          Federal                                                        ($18)              ($75)
          State                                                             2                 29

          Total current                                                   (16)               (46)
     Deferred                                                               1                (78)

     Income tax benefit related to continuing operations                  (15)              (124)
     Income tax benefit included with
           discontinued operations:

           Current                                                                          (251)
           Deferred                                                                         (122)

                                                                            0               (373)
     Total income tax benefit                                            ($15)             ($497)



      A reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                                           1998             1997


 Loss from continuing operations before income tax benefit                ($103)            ($262)


 Income tax benefit at 34% statutory rate on pre-tax loss                  ($35)             ($89)

 Dividends received deduction                                                (4)               (3)
 State income taxes                                                           2                19

 Items not includable for tax purposes                                       79                29

 Other, net                                                                 (57)              (80)


 Actual income tax benefit                                                 ($15)            ($124)


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


4.    COMMITMENTS AND CONTINGENCIES:

      In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1,750,000. The Company continues to lease the entire building, which is classified as an operating lease, but at monthly rent of $17,000 through July 1999, although the Company has subleased a portion of the office space which it does not otherwise occupy. The Company has no other significant leases.

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

      In connection with the cancellation of a joint venture agreement in 1996, the Company agreed to pay its former joint venture partner a pro rata share of the proceeds, if any, it receives from the sale of its credit insurance accounts. Accordingly, over the next five years the Company will pay approximately 19% of any gross fee revenues received from LOTS for the sale of its customer accounts.

      Reinsured risks would give rise to liability to the insurance subsidi-aries only in the event that the reinsuring company is unable to meet its obligations under the reinsurance agreements in force.

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



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


4.    COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

5.    PER SHARE INFORMATION

      The following table sets forth the computation of basic and diluted per share data.

                                                                         Three Months Ended
                                                                              March 31,
 (in thousands, except per share amounts)                             1998                 1997

 Loss from continuing operations                                      ($88)                ($138)

 Preferred stock dividends                                            (109)                 (102)
 Accretion of carrying value of preferred stock                         (9)                   (9)

 Numerator for basic loss per share -
      loss attributable to common shareholders                        (206)                 (249)
 Effect of dilutive securities                                           0                     0

 Numerator for diluted loss per share                                ($206)                ($249)


 Denominator for basic loss per share -
      weighted average shares                                        2,596                 2,609
 Effect of dilutive securities                                           0                     0

 Denominator for diluted loss per share                              2,596                 2,609


 Basic and diluted loss per common share                           ($0.04)              ($0.10)


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


6.    SUBSEQUENT EVENTS:

     As discussed in Note 2, effective January 1, 1998, the Company reinsured its September 30, 1997 inforce block of credit insurance business and 100% of the credit insurance premiums written and processed in the fourth quarter of 1997 to American Republic, a financial partner of LOTS in this transaction.

     On May 13, 1998, closing on the reinsurance transaction was completed, resulting in the transfer to American Republic of approximately $29,700,000 in cash, short-term investments and receivables. An additional $3,000,000 will also be transferred to American Republic from the cash proceeds the Company receives from LOTS for the sale of one of the Company s insurance subsidiaries to LOTS. That transaction is awaiting the approval of the Arizona insurance regulators.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A review of the significant factors which affected the Company s 1998 operating performance as well as its financial position at March 31, 1998 is presented below. Information relating to 1997 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q.

                              RESULTS OF OPERATIONS

The Company reported net income of $24,000 (a loss of $.04 per share) in the first quarter of 1998 compared to a $610,000 loss ($.28 per share) in the same period of 1997. Virtually all of the improvement results from the discontinuation in 1997 of the Company s Automotive Resource Division, as discussed more fully below.

In December 1997, the Company entered into an agreement to sell the remaining business operations in its Automotive Resource Division to Life of the South Corporation (LOTS), following the sale of its auto auction business in 1996 and the sale in early 1997 of the rest of its individual life insurance business. Consequently, all of these businesses have been presented in the Consolidated Financial Statements appearing elsewhere in this Form 10-Q as discontinued operations. The Company s continuing operations now consist principally of (i) earned premiums and related acquisition and claims costs associated with a very small closed block of extended service contract business, (ii) investment income on existing assets, (iii) fee income from the sale of the Company s credit insurance customer accounts and (iv) overhead expenses. A discussion of the material factors which affected the Company s results from continuing operations and, where applicable, the results from its discontinued operations is presented below.

CONTINUING OPERATIONS

The Company s pre-tax loss from continuing operations decreased from $262,000 in the first quarter of 1997 to $103,000 in 1998. Fee income of $150,000 received from LOTS from the sale of the Company s credit insurance accounts was the principal reason for the improvement. Such fee payments are based on the credit insurance premiums produced by those accounts and will be paid to the Company on a quarterly basis over a five-year period. Investment income and realized investment gains were also higher in 1998, but these improvements were more than offset by an increase in corporate expenses.

DISCONTINUED OPERATIONS - AUTOMOTIVE RESOURCE DIVISION

Effective January 1, 1998, the Company reinsured its September 30, 1997 inforce block of credit insurance business and 100% of the credit insurance premiums written and processed in the fourth quarter of 1997 to American Republic Insurance Company (American Republic), a financial partner of LOTS in this sale transaction. LOTS and the Company have also agreed that, with respect to the Company s principal insurance subsidiary, new credit insurance business produced by that subsidiary s former customer accounts, which have now been transferred to LOTS, will continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk will also be reinsured 100% to American Republic.

The results from discontinued operations also improved from a $472,000 loss in the first quarter of 1997 to a profit of $112,000 in 1998. The 1997 loss includes a $341,000 operating loss from the Automotive Resource Division and a $126,000 charge representing an adjustment to the loss reported in 1996 on the disposal of the Company s remaining individual life insurance business. The $112,000 gain in 1998 represents a reduction in the $3.1 million loss on disposal of the Automotive Resource Division reported in the fourth quarter of 1997 due to adjustments in certain estimates made in the 1997 financial statements.

                               FINANCIAL CONDITION

A discussion of the important elements affecting the Company s financial position at March 31, 1998 and December 31, 1997 is presented below.

                                                            March 31,               December 31,
 (in thousands, except per share amounts)                      1998                     1997


 Invested assets                                              $38,188                   $41,001


 Total assets                                                $103,382                   $85,035


 Total debt                                                        $0                        $0



 Total shareholders' equity and
      redeemable preferred stock                               $6,412                    $6,494


 Shareholders' equity per common share                          $0.66                     $0.70


INVESTED ASSETS

Total investments declined from $41 million at the end of 1997 to $38.2 million at March 31, 1998. The decrease is attributable to a $3.6 million advance payment made to American Republic in connection with the sale of the Company s credit insurance business. This payment reduced the amount otherwise due to American Republic at the closing of the transaction, which occurred on May 13, 1998 (see Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q). At that time, the Company transferred $29.7 million in cash, short-term investments and receivables and will transfer an additional $3 million to American Republic from the cash proceeds which will be received from LOTS for the sale of one of the Company s insurance subsidiaries. That transaction will be completed following the approval of the insurance regulators in the State of Arizona.

LIQUIDITY

The Company s subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company s decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company s principal sources of cash funds are the fee income to be received from LOTS, investment income on existing assets and proceeds from the sale of all non-liquid assets. These funds must be used to settle all remaining liabilities, to pay operating expenses until the Company is dissolved and to pay dividends to preferred shareholders until the Company s preferred stock is redeemed. The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell its real estate investments and other non-liquid assets and the timing of such sales, as well as on the level of operating expenses it must incur during the liquidation period.

CAPITAL RESOURCES

The Company s total equity declined $82,000 in the first three months of 1998, as preferred dividends of $109,000 more than offset net income for the period. Total equity, including redeemable preferred stock, was $6.4 million at March 31, 1998.



                           PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Except for the matters discussed in Note 3 to the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business during the three months ended March 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

      During the three months ended March 31, 1998, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a Special Meeting of Shareholders held on March 24, 1998, the registrant s common and preferred shareholders, each voting separately as a class, approved (i) the sale of the Company s inforce block of credit insurance business and the related transfer of certain assets to Life of the South Corporation (LOTS) and (ii) a Plan of Liquidation and Dissolution pursuant to which the Company will be voluntarily liquidated and dissolved.

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            None

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



                                    CONSUMERS FINANCIAL CORPORATION
                                             Registrant




Date   May 20, 1998           By    /S/   James C. Robertson
                                          James C. Robertson, President
                                          (Chief Executive Officer)




Date   May 20, 1998           By    /S/   R. Fredric Zullinger
                                          R. Fredric Zullinger
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer