Form 10-Q
period 1998-06-30
CONSUMERS FINANCIAL CORP
filed 1998-08-19
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998




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

                                                        Outstanding at
      Class of Common Stock                              July 31, 1998
          $.01 Stated Value                             2,583,835 shares



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX



                                                                      PAGE
            PART 1. FINANCIAL INFORMATION                             NUMBER

Item 1. Financial Statements:

      Consolidated Statement of Net Assets in Liquidation -             3
         June 30, 1998
      Consolidated Statement of Changes in Net Assets in Liquidation -  4
        For the Period from March 25, 1998 to June 30, 1998

      Consolidated Balance Sheet - December 31, 1997                    5

      Consolidated Statements of Operations -                           6
        For the Period from January 1, 1998 to March 24, 1998
        and for the Six and Three Months Ended June 30, 1997

      Consolidated Statements of Cash Flows -                           7
        For the Period from January 1, 1998 to March 24, 1998
        and for the Six Months Ended June 30, 1997

      Notes to Consolidated Financial Statements                        8 - 14

Item 2. Management s Discussion and Analysis of Results of              15-17
            Operations and Financial Condition


            PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                               18

Item 2. Changes in Securities                                           18

Item 3. Defaults upon Senior Securities                                 18

Item 4. Submission of Matters to a Vote of Security Holders             18

Item 5. Other Information                                               18

Item 6. Exhibits and Reports on Form 8-K                                18

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                  JUNE 30, 1998
                                   (UNAUDITED)

          (in thousands)

 Assets

 Investments:
      Fixed maturities                                                      $3,195

      Mortgage loans on real estate                                          1,867
      Other invested assets                                                    122

      Short-term investments                                                 3,674


           Total investments                                                 8,858

 Cash                                                                          788

 Accrued investment income                                                      77
 Receivables                                                                21,218

 Prepaid reinsurance premiums                                               36,987
 Deferred policy acquisition costs                                              25
 Property and equipment                                                      1,298
 Other real estate                                                             191

 Other assets                                                                  838


           Total assets                                                     70,280


 Liabilities and Redeemable Preferred Stock
 Liabilities:

      Future policy benefits                                                16,895
      Unearned premiums                                                     37,924

      Other policy claims and benefits payable                               3,895
      Due to reinsurer on sale of credit insurance business                  2,998

      Other liabilities                                                      2,093
      Income taxes:

           Current                                                             440
           Deferred                                                           (362)

                                                                            63,883


 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible                                4,815


      Total liabilities and redeemable preferred stock                      68,698


 Net assets in liquidation                                                  $1,582




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
               FOR THE PERIOD FROM MARCH 25, 1998 TO JUNE 30, 1998
                                   (UNAUDITED)

          (in thousands)

 Net assets as of March 25, 1998                                                             $1,715


 Operating income:
      Net investment income                                              $263

      Fees from sale of customer accounts                                 155
      Joint venture fees                                                  178

      Net realized investment gains                                         1
      Gain on disposal of discontinued business                           125
      Miscellaneous                                                        80                   802


 Operating expenses:
      Rent                                                                 79
      Salaries, wages and employee benefits                               153

      Professional fees                                                   165
      Taxes, licenses and fees                                            134

      Miscellaneous                                                        48                  (579)

 Income tax expense                                                                            (113)

 Decrease in unrealized appreciation of debt securities                                         (16)

 Preferred stock dividends                                                                     (102)

 Adjustment of preferred stock to redemption value                                             (175)

 Retirement of treasury shares-preferred                                                         57

 Purchase of treasury shares-common                                                              (7)

 Net assets as of June 30, 1998                                                              $1,582


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997


          (in thousands)

 Assets

 Investments:
      Fixed maturities                                                              $5,857

      Mortgage loans on real estate                                                  2,086
      Other invested assets                                                            295

      Short-term investments                                                        32,763


           Total  investments                                                       41,001


 Cash                                                                                  641
 Accrued investment income                                                             268

 Receivables                                                                        16,639
 Prepaid reinsurance premiums                                                        9,572

 Deferred policy acquisition costs                                                  13,570
 Property and equipment                                                              1,350

 Other real estate                                                                     783
 Other assets                                                                        1,211

                                                                                   $85,035

 Liabilities, Redeemable Preferred Stock and Shareholders  Equity
 Liabilities:

      Future policy benefits                                                       $21,467
      Unearned premiums                                                             49,994

      Other policy claims and benefits payable                                       2,539
      Other liabilities                                                              4,556

      Income taxes:
           Current                                                                     430

           Deferred                                                                   (445)
                                                                                    78,541

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible, net of treasury stock                 4,688


 Shareholders  equity:

      Common stock                                                                      30
      Capital in excess of stated value                                              7,989

      Net unrealized appreciation of debt securities                                    54
      Deficit                                                                       (4,796)

      Treasury stock                                                                (1,471)
                                                                                     1,806


                                                                                   $85,035



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Period
                                                       from
                                                  January 1, 1998        Six Months          Three Months
                                                   to March 24,             Ended               Ended
 (in thousands, except per share data)                 1998             June 30, 1997       June 30, 1997

 Revenues:
      Premiums written                                                         ($17)                ($6)

      Decrease in unearned premiums                                             197                  94
      Premium income                                                            180                  88

      Net investment income                               $112                   38                   9
      Net realized investment gains                         24                  192                 264

      Fees and other income                                181                    9                   4
                                                           317                  419                 365


 Benefits and expenses:
      Death and other benefits                                                  231                 127
      Amortization of deferred policy
         acquisition costs                                                        5                   3

      Operating expenses                                   420                  531                 321
                                                           420                  767                 451


 Loss from continuing operations  before
       income tax expense (benefit)                       (103)                (348)                (86)

 Income tax expense (benefit)                              (15)                (116)                  8


 Loss from continuing operations                           (88)                (232)                (94)


 Discontinued operations:
      Loss from operations of discontinued
         businesses (net of income taxes)                                      (958)               (617)

      Gain (loss) on disposal of
         discontinued businesses (net of
         income taxes)                                     112                 (118)                 13
                                                           112               (1,076)               (604)


 Net income (loss)                                         $24              ($1,308)              ($698)


 Basic and diluted income (loss) per
 common share:

     Loss from continuing operations                      ($0.08)              ($0.18)             ($0.08)
     Discontinued operations                                0.04                (0.41)              (0.23)

     Net loss                                             ($0.04)              ($0.59)             ($0.31)

     Weighted average number of
          shares  outstanding                            2,596                2,606               2,603


 Cash dividends declared  per common share                NONE                 NONE                NONE



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the Period from
                                                             January 1, 1998 to       Six Months Ended
 (in thousands)                                                March 24, 1998          June 30, 1997
                                                                     C>

 Cash flows from operating activities:
    Net income (loss)                                                      $24                ($1,308)


   Adjustments to reconcile net income (loss) to net cash used in operating activities:

       Deferred policy acquisition costs incurred                                              (4,779)
           Amortization of deferred policy  costs                                               4,609

           Other amortization and depreciation                              24                    126
           Change in future policy benefits                                                    (2,911)

           Change in unearned premiums                                                         (3,950)
           Change in amounts due reinsurers                               (142)                   (83)

           Income taxes                                                    (15)                (1,396)
           Change in prepaid reinsurance premiums                                               5,112

           Change in other receivables                                   1,497                  3,668
           Change in other liabilities                                    (376)                  (179)

           Net assets transferred in sale of credit
             insurance business                                         (3,647)
           Other                                                          (434)                  (411)


     Total adjustments                                                  (3,093)                  (194)


     Net cash used in operating activities                              (3,069)                (1,502)


 Cash flows from investing activities:

     Purchase of investments                                                (3)                (8,962)
     Maturity of investments                                             1,000                    669

     Sale of investments                                                 1,829                  9,885

     Net cash provided by investing activities                           2,826                  1,592


 Cash flows from financing activities:

     Purchase of treasury stock                                                                   (61)
     Cash dividends to shareholders                                       (109)                  (209)


     Net cash used in financing activities                                (109)                  (270)


 Net decrease in cash                                                     (352)                  (180)


 Cash at beginning of period                                               641                    556


 Cash at end of period                                                    $289                   $376



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

1.  OVERVIEW AND BASIS OF ACCOUNTING:

   The operating losses incurred by the Company over the past five years have significantly reduced its net worth and liquidity position. As a result, in late 1997, the Company signed an agreement to sell its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Settlement on the sale of the credit insurance business took place in May 1998. The Company s income or loss from operations now consists principally of (i) earned premium and related costs associated with a small, closed block of extended service contract business, (ii) fee revenues received from Life of the South Corporation (LOTS), a Georgia-based financial services holding company which acquired the Company s credit insurance customer accounts, (iii) investment income on remaining assets and (iv) corporate expenses.

   On March 24, 1998, the Company s shareholders approved a Plan of Liquidation and Dissolution, as discussed in Note 2 below. Accordingly, the Company has adopted a liquidation basis of accounting for the period subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

    The changes in net assets for the period from March 25, 1998 to June 30, 1998 are not necessarily indicative of the changes to be expected for the full year.

2.  DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION:

    On December 30, 1997, the Company entered into an agreement with LOTS, pursuant to which the Company would (i) sell its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sell its September 30, 1997 inforce block of credit insurance business to American Republic Insurance Company (American Republic), LOTS financial partner in the transaction, effective January 1, 1998 and (iii) sell one of its wholly-owned reinsurance subsidiaries to LOTS as of January 1, 1998. LOTS and the Company also agreed that, with respect to the Company s principal insurance subsidiary, new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, will continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk are also being reinsured 100% to American Republic.
    The sale of the inforce block of business referred to in (ii) above was completed on May 13, 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. The sale of the reinsurance subsidiary is expected to be approved by the insurance regulators in the State of Arizona on August 21, 1998, and closing on the sale should occur in early September.

    The sale of the inforce block of business resulted in an after-tax loss of approximately $3,665,000, of which $3,919,000 was reflected in the Company s fourth quarter 1997 financial statements through a write-down of deferred policy acquisition costs. The 1997 loss included an $819,000 loss from operations from September 30, 1997 (the measurement date) to December 31, 1997. An offsetting gain on disposal of $254,000, which results from adjustments to certain estimates made in 1997, has been included in the Company s 1998 financial statements.

    In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock at par value ($10 per share) and distribute all remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company will receive payments from LOTS over a five-year period based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. As a result, the final distribution to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the discontinuation of its various businesses. As of August 14, 1998, six people are employed by the Company. During the liquidation period, the Company intends to outsource most of the functions which will continue to be required.

3.  INCOME TAXES:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                          June 30,            December 31,
                                                            1998                  1997

 Deferred tax liabilities:

   Fixed maturities                                            $22                     $28
   Deferred policy acquisition costs                             8                   4,614.
                                                                                        00

   Other                                                        36                     168
                                                                66                   4,810

 Deferred tax assets:
   Future policy benefits and financial
      reinsurance                                               70                   5,252

      Net operating loss carryforwards                       2,260                   2,011
      Other                                                    352                     225

                                                             2,682                   7,488
      Valuation allowance for deferred
         tax assets                                         (2,254)                 (2,233)

                                                               428                   5,255


 Net deferred tax asset                                      ($362)                  ($445)


3.  INCOME TAXES (CONTINUED):

     Significant components of the provision for income taxes are as follows (in 000's):

TABLE

                               For the Period
                                         from January 1,          Six Months        Three Months
                                               1998                 Ended               Ended
                                        to March 24, 1998       June 30, 1997       June 30, 1997

 Current:

      Federal                                       ($18)              ($141)               ($66)
      State                                            2                  35                   6

      Total current                                  (16)               (106)                (60)


 Deferred                                              1                 (10)                 68
 Income tax expense (benefit)
  related to continuing
  operations                                         (15)               (116)                  8


 Income tax benefit included with
     discontinued operations:
            Current                                                     (332)                (81)

            Deferred                                                    (149)                (27)
                                                        0               (481)               (108)


 Total income tax benefit                           ($15)              ($597)              ($100)



3.  INCOME TAXES (CONTINUED):

    The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):


                                                        For the Period           Six Months
                                                             from                   Ended
                                                        January 1, 1998         June 30, 1997
                                                         to March 24,
                                                             1998

 Loss from continuing operations before
     income tax benefit                                           ($103)                ($348)

 Income tax benefit at 34% statutory rate
      on pre-tax loss                                              ($35)                ($118)

 Dividends received deduction                                        (4)                   (3)
 State income taxes                                                   2                    35

 Items not includable for tax purposes                               79                    28
 Other, net                                                         (57)                  (58)


 Actual income tax benefit                                         ($15)                ($116)





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

    In August 1997, the Company received a notice of proposed adjustment from the Internal Revenue Service as a result of a tax examination for the years ended December 31, 1992 and 1993. The Company is currently seeking to have the adjustment rescinded. Based on the current status of the matter, the Company does not believe it is probable that a material amount of additional taxes will be due.

4.  COMMITMENTS AND CONTINGENCIES (CONTINUED):

    In connection with the cancellation of a joint venture agreement in 1996, the Company agreed to pay its former joint venture partner a pro rata share of the proceeds, if any, it receives from the sale of its credit insurance accounts. Accordingly, over the next five years the Company will pay its former partner approximately 19% of any gross fee revenues received from LOTS for the sale of its customer accounts.

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

5.  PER SHARE INFORMATION:

   The following table sets forth the computation of basic and diluted per share data.

                                                For the Period from       Six Months      Three Months
                                                  January 1, 1998            Ended            Ended
(in thousands, except per share amounts)         to March 24, 1998       June 30, 1997    June 30, 1998


 Loss from continuing operations                          ($88)            ($232)             ($94)
 Preferred stock dividends                                (109)             (209)             (107)

 Accretion of carrying value of
      preferred stock                                       (9)              (18)               (9)
 Numerator for basic loss per share -
      loss attributable to
      common shareholders                                 (206)             (459)             (210)

 Effect of dilutive securities                               0                 0                 0


 Numerator for diluted loss per share                    ($206)            ($459)            ($210)


 Denominator for basic loss per share -
      weighted average shares                            2,596             2,606             2,603
 Effect of dilutive securities                               0                 0                 0


 Denominator for diluted loss per share                  2,596             2,606             2,603


 Basic and diluted loss per common share               ($0.08)            ($0.18)          ($0.08)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    A review of the significant factors which affected the Company's 1998 operating performance as well as its financial position at June 30, 1998 is presented below. Information relating to 1997 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q.

                                    OVERVIEW

    At a Special Meeting of Shareholders held on March 24, 1998, the Company's preferred and common shareholders approved the sale of the Company's core credit insurance and related products business, which was the Company's only remaining business operation, following various sales over the past six years of its traditional and universal life insurance business and its auto auction business.

     At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company plans to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock at par value ($10 per share) and distribute all remaining cash to its common shareholders. Because payments for the sale of the credit insurance customer accounts will be received from the purchaser over a five-year period, and since any potential distribution from a contingency fund established by the Company and the purchaser will not be made to the Company until 2002, the final liquidating distribution to the common shareholders cannot be made until late in 2002 when all amounts due from the purchaser have been received. The Company has reduced its number of employees to six and will eventually outsource most of the functions which will continue to be required to complete the liquidation process.

    As a result of the approval of the Plan of Liquidation, the Company has adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.
                              RESULTS OF OPERATIONS

    As a result of the sale of its remaining business and the adoption of the Plan of Liquidation, as discussed above, the Company's operating income and expenses now consist principally of (i) fee income from Life of the South Corporation (LOTS) for the sale of the Company's customer accounts, (i) investment income on existing assets and (iii) corporate expenses, primarily salaries, legal and accounting fees and building rent and related costs. A discussion of the material factors which affected the Company's results from both continuing operations and discontinued operations (for the period prior to March 25, 1998) and its changes in net assets (for the period from March 25, 1998 to June 30, 1998) is presented below. Information for 1997 is also presented for comparative purposes.

    During the period from March 25, 1998 through June 30, 1998, the Company's excess of operating income over operating expenses totaled $223,000. A key reason for the excess is the fact that settlement on the sale of the Company's credit insurance business to LOTS, which involved the transfer of approximately $30 million to the purchaser, did not occur until May 13, 1998. The Company therefore earned investment income on these assets until they were transferred. Investment income will decline substantially in future periods. The Company also reported a significant increase in joint venture fees earned on a now terminated venture due to improved claims experience. Fees from LOTS for the sale of the customer accounts were $155,000 from March 25 to June 30.
Operating expenses during this period were $579,000 which included $153,000 in salaries and related benefits and $165,000 in legal, accounting and other fees. Both salaries and fees are expected to decline in future periods. The Company also reported income tax expense of $113,000 for the March 25 to June 30 period.
    During the period from January 1, 1998 to March 24, 1998, the Company reported an $88,000 loss from continuing operations, income of $112,000 from discontinued operations (representing an adjustment to certain estimates made in 1997 with respect to the loss on the sale of the credit insurance business) and net income of $24,000 ( a loss of $.04 per share).

    On a year-to-date basis, the Company's net income for the first half of 1998 totaled $134,000 compared to a $1.3 million net loss in the first six months of 1997. Virtually all of the improvement results from the elimination of the losses which were being incurred in the credit insurance business prior to its sale and from further reductions of overhead expenses.
ESTIMATED NET EXPENSES DURING LIQUIDATION PERIOD

    As indicated above, the Company's liquidation process is expected to continue for a period of approximately five years, at which time all fee payments and other potential distributions will have been received from LOTS. During this period, certain corporate expenses will continue to be incurred and investment income will continue to earn on any assets which have not been distributed to shareholders. Further, the Board of Directors may determine during this period that distributions to the common shareholders would be increased by transferring all of the Company's remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying all liabilities and making the final distributions to shareholders. Based on current estimates which exclude any potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other costs, including preferred stock dividends, will exceed fee income and other revenues during the five-year period by approximately $330,000. Actual fee income and expenses could vary significantly from the present estimates due to uncertainties as to when certain assets will be liquidated, when the preferred stock will be redeemed, the level of actual expenses which will be incurred and the ultimate resolution of various contingencies which may arise.

                               FINANCIAL CONDITION

    The Company's net assets in liquidation were $1,715,000 at March 24, 1998 compared to $1,582,000 at June 30, 1998. Net assets increased by $110,000 as a result of the excess of operating income over operating expenses during the period. That increase was offset by $102,000 in preferred stock dividends and a $175,000 adjustment to reflect the preferred stock at its redemption value of $10 per share. In May, the Company reduced both its assets and liabilities by approximately $30 million when it closed on the sale of its credit insurance business.

INVESTED ASSETS

    Total investments decreased from $41 million at the end of 1997 to $8.9 million at June 30, 1998. The decrease is the result of the transfer of $33.3 million to the purchaser of the Company s credit insurance business. The remaining $3 million due to the purchaser will be transferred in the third quarter from the proceeds the Company receives from the sale of one of its insurance subsidiaries.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 1998.

ITEM 2. CHANGES IN SECURITIES

      During the three months ended June 30, 1998, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 1998.

ITEM 5. OTHER INFORMATION

      None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            None

      (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant




Date  August 19, 1998             By  /S/
                                      James C. Robertson, President
                                      (Chief Executive Officer)




Date  August 19, 1998             By  /S/
                                      R. Fredric Zullinger
                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer