Form 10-Q
period 1998-09-30
CONSUMERS FINANCIAL CORP
filed 1998-11-17
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                              Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                                        Outstanding at
      Class of Common Stock                           November 13, 1998
      $.01 Stated Value                                2,583,835 shares

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                        PAGE
PART 1. FINANCIAL INFORMATION                                           NUMBER

Item 1. Financial Statements:

        Consolidated Statement of Net Assets in Liquidation -                 3
            September 30, 1998

        Consolidated Statement of Changes in Net Assets in Liquidation -      4
            For the Period from March 25, 1998 to September 30, 1998
               and for the Three Months Ended September 30, 1998

        Consolidated Balance Sheet - December 31, 1997                        5

        Consolidated Statements of Operations -                               6
            For the Period from January 1, 1998 to March 24, 1998
            and for the Nine and Three Months Ended September 30, 1997

        Consolidated Statements of Cash Flows -                               7
            For the Period from January 1, 1998 to March 24, 1998
            and for the Nine Months Ended September 30, 1997

        Notes to Consolidated Financial Statements                       8 - 14

Item 2. Management s Discussion and Analysis of Results of                15-17
            Operations and Financial Condition


            PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities                                                18

Item 3. Defaults upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

          (in thousands)

 Assets

 Investments:
      Fixed maturities                                                      $1,050

      Mortgage loans on real estate                                          1,589
      Other invested assets                                                     74

      Short-term investments                                                 2,558


           Total investments                                                 5,271

 Cash                                                                          208

 Accrued investment income                                                      46
 Receivables                                                                21,275

 Prepaid reinsurance premiums                                               36,405
 Deferred policy acquisition costs                                              25

 Property and equipment                                                      1,180
 Other real estate                                                             189

 Other assets                                                                  572


           Total assets                                                     65,171


 Liabilities and Redeemable Preferred Stock
 Liabilities:

      Future policy benefits                                                17,476
      Unearned premiums                                                     37,342

      Other policy claims and benefits payable                               3,367
      Other liabilities                                                      1,247

      Income taxes:
           Current                                                               2

           Deferred                                                           (361)
                                                                            59,073


 Redeemable preferred stock:

      Series A, 8 1/2% cumulative convertible                                4,815
      Total liabilities and redeemable preferred stock                      63,888


 Net assets in liquidation                                                  $1,283






                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                FOR THE PERIOD
                                                                FROM MARCH 25,          THREE MONTHS
                                                                     1998                   ENDED
                                                                TO SEPTEMBER 30,        SEPTEMBER 30,
 (in thousands)                                                      1998                   1998

 Operating income:
      Net investment income                                              $394                  $122

      Fees from sale of customer accounts                                 215                    60
      Joint venture fees                                                  223                    45
      Net realized investment losses                                       (3)                   (5)

      Gain (loss) on disposal of discontinued business                     84                   (40)
      Miscellaneous                                                       128                    63

                                                                        1,041                   245


 Operating expenses:
      Rent and related costs                                              181                   109

      Salaries, wages and employee benefits                               265                   113
      Professional fees                                                   274                   108

      Taxes, licenses and fees                                            164                    30
      Miscellaneous                                                        80                    30

                                                                          964                   390


 Operating income (loss) before income taxes                               77                  (145)


 Income tax expense                                                      (143)                  (30)


 Decrease in unrealized appreciation of debt securities                   (37)                  (22)


 Preferred stock dividends                                               (204)                 (102)


 Adjustment of preferred stock to redemption value                       (175)


 Retirement of treasury shares-preferred                                   57
 Purchase of treasury shares-common                                        (7)


 Decrease in net assets for the period                                   (432)                 (299)


 Net assets at beginning of period                                      1,715                 1,582


 Net assets at September 30, 1998                                      $1,283                $1,283



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

                                                                                    1,806


                                                                                  $85,035


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Period
                                                       from              Nine Months         Three Months
                                                  January 1, 1998           Ended               Ended
                                                   to March 24,         September 30,       September 30,
 (in thousands, except per share data)                 1998                  1997                1997

 Revenues:
      Premiums written                                                         ($27)               ($10)

      Decrease in unearned premiums                                             296                  99
      Premium income                                                            269                  89

      Net investment income                               $112                   50                  12
      Net realized investment gains                         24                    8                (184)
        (losses)
      Fees and other income                                181                  173                 164

                                                           317                  500                  81


 Benefits and expenses:
      Death and other benefits                                                  374                 143

      Amortization of deferred policy
         acquisition costs                                                        7                   2
      Operating expenses                                   420                  571                  40

                                                           420                  952                 185


 Loss from continuing operations
   before income tax benefit                              (103)                (452)               (104)
 Income tax benefit                                        (15)                (196)                (80)
 Loss from continuing operations                           (88)                (256)                (24)


 Discontinued operations:
      Gain (loss) from operations of
       discontinued businesses (net of
       income taxes)                                                           (825)                133

      Gain (loss) on disposal of
       discontinued businesses
       (net of  income taxes)                              112                 (125)                 (7)
                                                           112                 (950)                126


 Net income (loss)                                         $24              ($1,206)               $102


 Basic and diluted income (loss) per
 common share:

     Loss from continuing operations                      ($0.08)              ($0.23)             ($0.05)
     Discontinued operations                                0.04                (0.37)               0.04

     Net loss                                             ($0.04)              ($0.60)             ($0.01)


     Weighted average number of
       shares  outstanding                               2,596                2,602               2,597


 Cash dividends declared per common share                 NONE                 NONE                NONE


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the Period from      Nine Months Ended
                                                             January 1, 1998 to        September 30,
 (in thousands)                                                March 24, 1998               1997

 Cash flows from operating activities:

      Net income (loss)                                                    $24                ($1,206)


     Adjustments to reconcile net income (loss) to
       net cash used in operating activities:
          Deferred policy acquisition costs incurred                                           (7,543)

          Amortization of deferred policy  costs                                                7,080
          Other amortization and depreciation                               24                    318

          Change in future policy benefits                                                     (3,089)
          Change in unearned premiums                                                          (4,342)
          Change in amounts due reinsurers                                (142)                (1,022)

          Income taxes                                                     (15)                (1,828)
          Change in prepaid reinsurance premiums                                                6,411

          Change in other receivables                                    1,497                  4,303
          Change in other liabilities                                     (376)                  (307)

          Net assets transferred in sale of credit
            insurance business                                          (3,647)
          Other                                                           (434)                    42


     Total adjustments                                                  (3,093)                    23


     Net cash used in operating activities                              (3,069)                (1,183)


 Cash flows from investing activities:

     Purchase of investments                                                (3)               (12,061)
     Maturity of investments                                             1,000                    738

     Sale of investments                                                 1,829                 12,832


     Net cash provided by investing activities                           2,826                  1,509


 Cash flows from financing activities:
     Purchase of treasury stock                                                                   (63)

     Cash dividends to shareholders                                       (109)                  (316)


     Net cash used in financing activities                                (109)                  (379)

 Net decrease in cash                                                     (352)                   (53)
 Cash at beginning of period                                               641                    556


 Cash at end of period                                                    $289                   $503



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

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

    The changes in net assets for the period from March 25, 1998 to September 30, 1998 are not necessarily indicative of the changes to be expected for the full year.

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

     The sale of the inforce block of business referred to in (ii) above was completed on May 13, 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. Settlement on the sale of the reinsurance subsidiary referred to in (iii) above occurred on September 28, 1998, following the approval in late August of the insurance regulators in the state of Arizona.

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

    In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock at par value and distribute all remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company will receive payments from LOTS over a five-year period based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. Because of these future payments and potential future payments, the final distribution to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the discontinuation of its various businesses. As of November 11, 1998, six people are employed by the Company. During the liquidation period, the Company intends to outsource most of the functions which will continue to be required.

3.  INCOME TAXES:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):


                                                        September 30,         December 31,
                                                            1998                  1997


 Deferred tax liabilities:
      Fixed maturities                                         $11                     $28

      Deferred policy acquisition costs                          9                   4,614
      Other                                                     41                     168
                                                                61                   4,810
 Deferred tax assets:
      Future policy benefits and financial                      70                   5,252
        reinsurance

      Net operating loss carryforwards                       2,464                   2,011
      Other                                                    199                     225
                                                             2,733                   7,488
      Valuation allowance for deferred                       2,311                  (2,233)
        tax assets

                                                               422                   5,255

 Net deferred tax asset                                      ($361)                  ($445)


Significant components of the provision for income taxes are as follows (in 000's):


                                          For the Period         Nine Months        Three Months
                                         from January 1,            Ended               Ended
                                               1998             September 30,       September 30,
                                        to March 24, 1998            1997               1997

 Current:
      Federal                                       ($18)              ($186)               ($51)

      State                                            2                  82                  31
      Total current                                  (16)               (104)                (20)


 Deferred                                              1                 (92)                (60)

 Income tax benefit related
   to continuing operations                          (15)               (196)                (80)


 Income tax benefit  included
   with discontinued operations:
            Current                                                     (470)                (58)

            Deferred                                                    (235)               (107)
                                                        0               (705)               (165)


 Total income tax benefit                           ($15)              ($901)              ($245)



     The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):


                                                        For the Period
                                                             from                Nine Months
                                                        January 1, 1998             Ended
                                                         to March 24,           September 30,
                                                             1998                   1997

 Loss from continuing operations before
     income tax benefit                                           ($103)                ($452)


 Income tax benefit at 34% statutory rate
      on pre-tax loss                                              ($35)                ($154)

 State income taxes                                                   2                    13
 Items not includable for tax purposes                               79                     7
 Other, net                                                         (61)                  (62)


 Actual income tax benefit                                         ($15)                ($196)





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

    In August 1997, the Company received a notice of proposed adjustment from the Internal Revenue Service (IRS) as a result of a tax examination for the years ended December 31, 1992 and 1993. In November 1998, the IRS notified the
Company that virtually all of the proposed adjustment had been rescinded.

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



                                                  For the Period
                                                       from             Nine Months         Three Months
                                                 January 1, 1998            Ended              Ended
                                                   to March 24,        September 30,       September 30,
 (in thousands, except per share amounts)              1998                 1997                1997

 Loss from continuing operations                          ($88)              ($256)              ($24)
 Preferred stock dividends                                (109)               (316)              (107)
 Accretion of carrying value of
      preferred stock                                       (9)                (27)                (9)

 Numerator for basic loss per share -
      loss attributable to
      common shareholders                                 (206)               (599)              (140)
 Effect of dilutive securities                               0                   0                  0


 Numerator for diluted loss per share                    ($206)              ($599)             ($140)

 Denominator for basic loss per share -
      weighted average shares                            2,596               2,602              2,597

 Effect of dilutive securities                               0                   0                  0

 Denominator for diluted loss per share                  2,596               2,602              2,597


 Basic and diluted loss per common share                ($0.08)           ($0.23)             ($0.05)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    A review of the significant factors which affected the Company's 1998 operating performance as well as its financial position at September 30, 1998 is presented below. Information relating to 1997 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q.

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

                              RESULTS OF OPERATIONS

    As a result of the sale of its remaining business and the adoption of the Plan of Liquidation, as discussed above, the Company's operating income and expenses now consist principally of (i) fee income from Life of the South Corporation (LOTS) for the sale of the Company's customer accounts, (i) investment income on existing assets and (iii) corporate expenses, primarily salaries, legal and accounting fees and building rent and related costs. A discussion of the material factors which affected the Company's results from both continuing operations and discontinued operations (for the period prior to March 25, 1998) and its changes in net assets (for the period from March 25, 1998 to September 30, 1998) is presented below. Information for 1997 is also presented for comparative purposes.

    During the period from March 25, 1998 through September 30, 1998, the Company's excess of operating income over operating expenses before income taxes totaled $77,000. A key reason for the excess is the fact that settlement on the sale of the Company's credit insurance business to LOTS, which involved the transfer of approximately $30 million to the purchaser, did not occur until May 13, 1998. The Company therefore earned investment income on these assets until they were transferred. Investment income will decline substantially in future periods. The Company also reported a significant increase in joint venture fees earned on a now terminated venture due to improved claims experience. Fees from LOTS for the sale of the customer accounts were $215,000 from March 25 to September 30. Operating expenses during this period were $964,000, which included $265,000 in salaries and related benefits and $274,000 in legal, accounting and other fees. Both salaries and fees are expected to decline in future periods. The Company also reported income tax expense of $143,000 for the March 25 to September 30 period.

    In the third quarter of 1998, the Company incurred operating expenses which exceeded its operating income by $145,000 on a pre-tax basis. The loss is attributable to lower investment income, for the reasons described above, and to a further write-down of certain real estate.

    During the period from January 1, 1998 to March 24, 1998, the Company reported an $88,000 loss from continuing operations, income of $112,000 from discontinued operations (representing an adjustment to certain estimates made in 1997 with respect to the loss on the sale of the credit insurance business) and net income of $24,000 ( a loss of $.04 per share).

    On a year-to-date basis, the Company's total net loss for 1998 was $42,000 compared to a $1.2 million net loss in the first nine months of 1997. Virtually all of the improvement results from the elimination of the losses which were being incurred in the credit insurance business prior to its sale and from further reductions of overhead expenses.

ESTIMATED NET EXPENSES DURING LIQUIDATION PERIOD

    As indicated above, the Company's liquidation process is expected to continue for a period of approximately five years, at which time all fee payments and other potential distributions will have been received from LOTS. During this period, certain corporate expenses will continue to be incurred and investment income will continue to earn on any assets which have not been distributed to shareholders. Further, the Board of Directors may determine during this period that distributions to the common shareholders would be increased by transferring all of the Company's remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying all liabilities and making the final distributions to shareholders. Based on current estimates which exclude any potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other costs, including preferred stock dividends, will exceed fee income and other revenues during the five-year period by approximately $300,000 to $400,000. Actual income and expenses could vary significantly from the present estimates due to uncertainties as to when certain assets will be liquidated, when the preferred stock will be redeemed, the level of actual expenses which will be incurred and the ultimate resolution of various contingencies which may arise.

YEAR 2000 COMPLIANCE

    Because the Company is no longer conducting any business operations and is in the process of liquidating its remaining assets, it is therefore relying, both directly and indirectly, on fewer computer systems than in the past to complete its day to day activities. Consequently, management believes that the impact of any potential failure of its own computer systems or those of its relatively few service providers to properly distinguish the year 2000 from the year 1900 will not be significant. However, management has reviewed its own computer systems (consisting principally of a general ledger account system and a shareholder data base system) and determined that those systems are currently year 2000 compliant. Further, management is in the process of determining, through inquiry and documentation, that the systems used by certain third party vendors are or will be year 2000 compliant before December 31, 1999.

                               FINANCIAL CONDITION

    The Company's net assets in liquidation were $1,715,000 at March 24, 1998 compared to $1,283,000 at September 30, 1998. Net assets decreased by $66,000 as a result of the excess of operating expenses and income taxes over operating income during the period. Additional decreases resulted from $204,000 in preferred stock dividends and a $175,000 adjustment to reflect the preferred stock at its redemption value of $10 per share. In May, the Company reduced both its assets and liabilities by approximately $30 million when it closed on the sale of its credit insurance business. Similarly, in September, the Company utilized the $3 million in proceeds it received from the sale of one of its insurance subsidiaries to pay the remaining amount due to the purchaser of the credit insurance business.

INVESTED ASSETS

    Total investments decreased from $41 million at the end of 1997 to $5.3 million at September 30, 1998. The decrease is the result of the transfer of approximately $36 million to the purchaser of the Company s credit insurance business.

                            PART 2. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended September 30, 1998.

ITEM 2. CHANGES IN SECURITIES

      During the three months ended September 30, 1998, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 1998.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            None

      (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.

                                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant




Date  November 17, 1998             By     /S/
                                          James C. Robertson, President
                                          (Chief Executive Officer)




Date  November 17, 1998             By     /S/
                                          R. Fredric Zullinger
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer