Form 10-K
period 1998-12-31
CONSUMERS FINANCIAL CORP
filed 1999-04-01
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

< X >Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

      Based on the closing price on March 1, 1999, the aggregate market value of common stock held by non-affiliates of the registrant was $360,961.

      The number of outstanding common shares of the registrant as of March 1, 1999 was 2,578,295.

                                     PART I

ITEM 1.     BUSINESS
                                     GENERAL

      Consumers Financial Corporation (the "Company") is an insurance holding company which, until October 1, 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the Middle Atlantic region of the United States. The insurance subsidiaries are licensed in 26 states and the District of Columbia and conducted the majority of their business in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia, marketing credit insurance products primarily through automobile dealers. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. Effective October 1, 1997, the Company transferred all of its credit insurance and fee income accounts to Life of the South Corporation ( LOTS ), a Georgia-based financial services holding corporation. On January 1, 1998, LOTS hired substantially all of the sales and marketing personnel of the Company and assumed the administration of the Company s credit insurance business. In addition, effective January 1, 1998, the Company also reinsured to American Republic Insurance Company ( American Republic ), a financial partner of LOTS in this transaction, 100% of its credit insurance business which was inforce on September 30, 1997 (the Sale of Assets ) and reinsured 100% of the credit insurance business written on the policy or certificate forms of the Company s subsidiaries in the fourth quarter of 1997. In connection with these transactions, the Company and LOTS also agreed that, with respect to one of the subsidiaries, the new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk have also been reinsured 100% to American Republic.

      Settlement on the Sale of Assets transaction, which received the approval of state insurance regulators and the approval of the Company s preferred and common shareholders at a special meeting held on March 24, 1998 (the Special Meeting ), took place in May 1998. At the Special Meeting, the Company s shareholders also approved a Plan of Liquidation and Dissolution pursuant to which the Company intends to liquidate its remaining assets, provide for all liabilities, redeem its preferred stock and distribute any remaining cash to its common shareholders.

      In 1992, the Company sold all of its traditional whole-life, term and annuity business. In 1994, the Company reinsured substantially all of its universal life insurance business to a third party insurer and, effective January 1, 1997, it sold its remaining block of universal life business back to the direct writer of the business. Additional information regarding the sale of the Individual Life Insurance Division s in-force business appears below under "Operations."

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

      The Company was formed in 1966 as 20th Century Corporation (a Pennsylvania business corporation) and adopted its present name on May 30, 1980. The Company operated through various wholly-owned subsidiaries since it was formed; however, all of these subsidiaries have been either sold or liquidated except for Consumers Life Insurance Company, a Delaware life insurance company ( Consumers Life ), Investors Fidelity Life Assurance Corp., an Ohio life insurance company which is a subsidiary of Consumers Life, and Consumers II Ltd., a reinsurance company domiciled on the Island of Nevis.

      Prior to the discontinuation of its business operations, as discussed above, the Company operated in three industry segments: the Automotive Resource Division, which marketed credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division. These segments did not include the corporate activities of Consumers Financial Corporation which previously were insignificant in relation to the three segments. All three segments are now presented as discontinued operations in the Company s consolidated financial statements for all periods presented. See Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

      At the Special Meeting referred to above, the Company s shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation ) whereby, following the Sale of Assets, the Company would be liquidated by (i) the sale of its remaining assets, (ii) the payment of all claims, liabilities and expenses, (iii) the redemption and cancellation of all outstanding shares of Preferred Stock, and (iv) the pro rata distribution of any remaining cash to the holders of Common Stock. The liquidation process is expected to be concluded in approximately five years. During that period, the Company will consider and evaluate any other viable proposals for the sale of the Company or its assets which would provide greater value to shareholders.

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

                                   OPERATIONS

      The Company's principal subsidiaries, which, until October 1, 1997, were engaged in the marketing of credit insurance business, are Consumers Life and Investors Fidelity Life Assurance Corp. Together these companies are licensed in 26 states and the District of Columbia. In August 1997, the Company sold another wholly-owned subsidiary, Consumers Life Insurance Company of North Carolina, which had also been engaged in the sale of credit insurance.

      As noted previously in this Item 1, the Company sold its credit insurance customer accounts to LOTS as of October 1, 1997 and, effective January 1, 1998, the Company transferred to American Republic, through reinsurance, its September 30, 1997 inforce block of credit insurance business and 100% of the credit insurance business written in the fourth quarter of 1997. Although one of the Company s insurance subsidiaries has agreed to allow all new credit insurance premiums produced by the customer accounts which were sold to LOTS to be written on the policy or certificate forms of the subsidiary until September 30, 1999, all of this business will be reinsured 100% to American Republic. As a result of these transactions with LOTS and American Republic, the Company has no remaining business segments, since it sold the remainder of its individual life insurance business as of January 1, 1997 and sold its auto auction business in November 1996. The information appearing below briefly describes the three business segments in which the Company previously operated. The activities of the Company are now restricted primarily to the collection of investment income on the Company s remaining invested assets, the collection of fee revenues from LOTS relating to the sale of the Company s credit insurance accounts and the payment of certain corporate costs and other fixed overhead expenses.

      Since the reinsurance treaty between Consumers Life and American Republic is an indemnity agreement, Consumers Life would become liable for the insurance risks transferred in the event American Republic is unable to meet its obligations under the reinsurance agreement.
AUTOMOTIVE RESOURCE DIVISION

      Prior to the sale of its credit insurance and fee income accounts to LOTS as of October 1, 1997, the Company marketed and retained the risk on credit insurance in connection with consumer loan transactions, substantially all of which were automobile purchases. Credit life insurance provides funds in the event of the insured's death for payment of a specified loan or loans owed by the insured. Similarly, credit disability insurance provides for the periodic paydown of such loans during the term of the insured's disability. In most cases, the entire premium is paid at the time the insurance is issued. The primary beneficiary under credit insurance is the lender, with any proceeds in excess of the unpaid portion of the loan payable to a named second beneficiary or the insured's estate.

      The credit insurance business was the major source of the Company's revenues and, until 1991, provided the majority of its profits as well. Automobile sales accounted for substantially all of the credit insurance sold by the Company. The credit insurance industry and the Company s credit business were both adversely affected in the early 1990's by the increase in the number of automobiles which were being leased instead of purchased, not only because there was a general lack of availability of approved credit insurance products applicable to leases but also due to a reluctance on the part of automobile dealers to emphasize the sale of credit insurance products on lease transactions.

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

                                   INVESTMENTS

      The Company's insurance subsidiaries have historically invested primarily in fixed maturity securities (bonds) and, to a lesser extent, in mortgages with intermediate terms (generally not more than seven years). Investments in mortgages allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. Prior to the sale of the Company s direct universal life business, the Company's investment policy also included investing in certain mortgage-backed securities which provided competitive yields on assets supporting these interest sensitive products. In connection with the Sale of Assets transaction with American Republic and LOTS, the Company sold substantially all of its bonds in late 1997 and early 1998. The Company s only remaining fixed maturity securities are bonds which the insurance subsidiaries are required to maintain on deposit with various state insurance departments.

      The Company s mortgage loan portfolio, which relates primarily to commercial real estate, has declined significantly during the past four years, from $9.9 million at the end of 1994 to $1.6 million at December 31, 1998. The reduction is primarily attributable to the sale of certain mortgages, refinancings and early payoffs. Approximately $1.1 million of the mortgage balance at the end of 1998 relates to a loan issued to the co-owner of the Company s home office building. The mortgage portfolio has generally been concentrated in the Central Pennsylvania area. The Company considered this strategy to be conservative because this region has historically not been particularly susceptible to wide economic swings in recessionary times, due to the diversity of industries throughout the area and the presence of government operations and military installations.

      Following the approval of the Plan of Liquidation, the Company has maintained all of its remaining investable funds in short-term securities in order to provide the liquidity necessary to pay current expenses and to eliminate the market risk associated with bond investments. The Company also intends to invest the funds which arise from the eventual liquidation of its mortgage loan and real estate investments in short-term securities.

      The following table sets forth the Company's investment results for the periods indicated:



                                                     Years ended December 31,
                                    1998                    1997                         1996
                                Net                     Net                          Net
                            Investment   Yield       Investment    Yield         Investment    Yield
                              Income       %           Income        %             Income        %
 Interest:

      Fixed maturities           $175     5.0            $1,934     6.7             $2,364        6.2

      Mortgage loans              139     7.8               189     8.7                421        9.0
      Policy loans                                                                      33        6.6

      Short term                  733     4.3               486     4.4                265        4.5
 investments

      Real estate                                                                      157             (1
                                                                                                       )
      Other                                                  82     9.7                 17        1.0

                                1,047     5.5             2,691     6.3              3,257        6.5

 Investment expenses              (85)   (0.4)             (675)   (1.6)              (680)     (0.9)
 Total net investment
     income                       962      5.1            2,016     4.7              2,577        5.6

 Less investment income
 for period subsequent
 to adoption of
 liquidation basis of
 accounting                       487
 Net investment income
 for period prior to
 adoption of liquidation
 basis of accounting              475                     2,016                      2,577

 Less net investment
 income attributable to
 discontinued operations          415                     1,953                      2,518

 Net investment income
 attributable to
 continuing operations            $60                       $63                        $59

(1) Represents rental income related to three properties classified as non-investment real estate.

                                   COMPETITION

      Inasmuch as the Company no longer conducts any insurance or other operations, it no longer competes with other organizations.

                                   REGULATION

      The  Company's  insurance  subsidiaries  are  subject  to  regulation  and supervision in the states in which they are licensed. The extent of such regulation varies from state to state, but, in general, each state has statutory r e s t r ictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing financial statement reserves, the form and content of financial reports and the type and concentration of permitted investments. The Company's insurance subsidiaries are subject to periodic examination by the insurance departments of their respective states of d o m i c ile. Although the insurance subsidiaries no longer have direct policyholders, these state regulators continue to monitor the companies statutory capital and surplus and other aspects of their financial compliance with state insurance laws and regulations.



      The dividends which a life insurance company may distribute are subject to regulatory requirements based upon minimum statutory capital and surplus and/or statutory earnings. In addition to regulatory considerations, the overall financial strength of each operating entity is considered before dividends are paid. Additionally, the amount of dividends a life insurance company can pay is subject to certain tax considerations. See Notes 3 and 15 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

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

                              EMPLOYEES AND AGENTS

      As of March 31, 1999, the Company had only 4 full-time employees and 2 part-time employees. On January 1, 1998, all of the Company s sales personnel resigned and became employees of LOTS in connection with the transactions discussed earlier in this Item 1, and certain other administrative employees were terminated.

      The Company has adequate insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.


ITEM 2.     PROPERTIES

      Since September 1989, the Company has maintained its executive and business offices in a leased building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contains approximately 44,000 square feet of office space (approximately 39,000 square feet of leasable space). Prior to 1993, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building, which reduced the Company s annual rent to $204,000. The option price was approximately $1.75 million. As a result of the termination in 1992 of all new business functions in the Individual Life Insurance Division and the transaction with LOTS discussed in Item 1, the Company now occupies approximately 14% of the leasable office space. The Company has leased about 45% of the leasable space to third party tenants pursuant to various short-term leases. As of March 1, 1999, the a n nualized rental income to the Company under these sub-leases totals approximately $210,000. All of the remaining business activities of the Company and its subsidiaries are conducted at the above address in Camp Hill, Pennsylvania.

      In connection with its credit insurance operations, the Company maintained branch offices in leased facilities in Philadelphia, Pennsylvania and Columbus, Ohio until December 31, 1997. The branch offices primarily provided supervision, sales and service for credit insurance agents doing business in the eastern Pennsylvania, Delaware, New Jersey and Ohio areas.


ITEM 3.     LEGAL PROCEEDINGS

      The Company is a party to various lawsuits which are ordinary and routine litigation incidental to its business. None of these lawsuits is expected to have a materially adverse effect on the Company's financial condition or operations. See Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional information concerning litigation matters.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 1998 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was delisted by NASDAQ for non-compliance with NASDAQ s new market value of public float requirements. The Company s Convertible Preferred Stock, Series A was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the new public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation and Dissolution on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market.

      Quarterly price ranges for the Company s common and preferred stock, based
on  information  provided    by  The  National Association of Securities Dealers
through the NASD OTC Bulletin Board, are presented below.

                                                              1998 QUARTERLY STOCK PRICES

                                 1st                2nd                   3rd                 4th
                               Quarter            Quarter               Quarter             Quarter
 Common Stock

      High                      1.06                0.63                 0.40                0.36
      Low                       0.50                0.25                 0.34                0.13



 Convertible Preferred Stock

 Series A
      High                      8.75                9.00                 9.00                9.00

      Low                       7.00                8.00                 9.00                8.81

      As of December 31, 1998, there were 6,622 shareholders of record who collectively held 2,578,488 common shares and 105 shareholders of record of the Convertible Preferred Stock, Series A, who held 481,461 shares.

      Dividends on both the Company s common stock and Convertible Preferred Stock, Series A, are declared by the Board of Directors. No common stock dividends were declared in either 1998, 1997 or 1996.The Convertible Preferred Stock, Series A dividends are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share.




ITEM 6.     SELECTED FINANCIAL DATA

      The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.


                       (NOT COVERED BY INDEPENDENT AUDITOR S REPORT)

                                             For the period
                                             from January 1,
                                                 1998 to                 Years Ended December 31,
                                              March 24, 1998
 dollar amounts in thousands, except per                          1997        1996         1995       1994
 share
 Total revenues (excluding change
      in unearned premiums)                   $261                    $40        $378        $664        $201
 Premiums written                               (4)                  (37)         353         685         622

 Net investment income                          60                     63          59          40          54
 Net return on average investments             4.8%                  4.9%        5.4%        6.0%        6.7%

 Loss from continuing operations               (88)               (1,441)     (1,737)     (1,429)     (2,062)
 Discontinued operations                        112               (4,919)         503       (172)         850
 Income (loss) before cumulative effect
 of change                                       24               (6,360)     (1,234)     (1,601)     (1,212)
     in accounting principles

 Cumulative effect of change in                                                                           299
 accounting
     principles
 Net income (loss)                               24               (6,360)     (1,234)     (1,601)       (913)


 Basic and diluted income (loss) per
 common share:

        Loss from continuing operations      (0.08)                (0.73)      (0.83)      (0.71)      (0.94)
        Discontinued operations               0.04                 (1.89)       0.19       (0.07)       0.32

        Loss before cumulative effect of
 change                                      (0.04)                (2.62)      (0.64)      (0.78)      (0.62)
              in accounting principles
        Cumulative effect of change in
             accounting principles                                                                      0.11

        Net loss                             (0.04)                (2.62)      (0.64)      (0.78)      (0.51)
                                                                          December 31,

                                                      1998        1997        1996         1995       1994
 Total assets                                         $62,68      $85,035    $114,619    $123,322    $125,276
                                                           8

 Total debt                                                0            0           0       2,537       3,389
 Shareholders  equity and redeemable                                6,724      13,343      15,671      15,226
     preferred stock

 Shareholders  equity per common share                               0.78        3.31        4.20        3.96
 Net assets in liquidation and
 redeemable                                            5,198
    preferred stock

 Cash dividends declared per common                     NONE         NONE        NONE        NONE        0.05
 share



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      A review of the significant factors which affected the Company s net assets in liquidation at December 31, 1998, its operating results for the period from January 1, 1998 to March 24, 1998 and the changes in its net assets in liquidation for the period from March 25, 1998 to December 31, 1998 is presented below. Information relating to 1997 and 1996 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-K.
                                    OVERVIEW

      At the Special Meeting of Shareholders held on March 24, 1998, the Company s preferred and common shareholders approved the sale of the Company s core credit insurance and related products business, which was the Company s only remaining business operation, following various sales over the past six years of its traditional and universal life insurance business and its auto auction business. In connection with the sale of its inforce credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries. At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock and distribute any remaining cash to its common shareholders.

      The agreement with Life of the South Corporation (LOTS), the purchaser of the credit insurance operations, provides that the proceeds from the sale of the customer accounts are to be received over a five-year period ending September 2002, based on the amount of credit insurance premiums produced by those customer accounts during that period. The Company may also receive a payment from a contingency fund established by the Company and LOTS based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. Because of these future payments and potential future payments, the distribution, if any, to the Company s common shareholders will not be made until late in 2002, when all amounts due from LOTS have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the discontinuation of its various businesses. As of March 31, 1999, four people are employed on a full-time basis by the Company. During the liquidation period, the Company intends to out source most of the functions which will continue to be required.

      As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.


                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

      As a result of the sale of its remaining business and the adoption of the Plan of Liquidation, as discussed above, the Company s income and expenses now consist principally of (i) fee income from LOTS from the sale of the Company s customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, professional fees and home office rent and related real estate costs. A discussion of the material factors which affected the Company s results of operations (for periods prior to March 25, 1998) and the changes in its net assets in liquidation (for the period from March 25, 1998 to December 31, 1998) is presented below.

      For the year ended December 31, 1998, the Company reported (i) net income of $24,000 from January 1, 1998 to March 24, 1998 and (ii) an excess of expenses (including income taxes) over income of $202,000 for the period from March 25, 1998 to December 31, 1998, resulting in a total loss of $178,000. In 1997 and 1996, the Company s net losses totaled $6.4 million and $1.2 million, respectively. The improvement in 1998 is principally the result of significant expense reductions, as discussed below, and the elimination of the substantial losses which were being incurred in the Company s credit insurance business, which was sold to LOTS as of January 1, 1998. A $3.9 million loss on the disposal of that segment and an additional $825,000 operating loss from that line of business were reflected in the 1997 results of operations.

      As indicated above, for the period following the adoption of the liquidation basis of accounting (March 25, 1998 to December 31, 1998), the Company s expenses exceeded its revenues by $202,000. The excess expenses include $527,000 in income tax expense which resulted principally from the elimination of $472,000 in deferred tax assets. On a pre-tax basis, revenues exceeded expenses by $325,000. The Company s revenues consist primarily of investment income from its existing invested assets and fee income received from LOTS from the sale of its credit insurance customer accounts. Investment income totaled $962,000 in 1998 and $487,000 from March 25 to December 31, 1998. Investment income declined substantially compared to 1997 and 1996 because of the transfer of more than $35 million in assets to LOTS and its financial partner, American Republic Insurance Company, in May 1998 in connection with the sale of the Company s credit insurance business. That transaction also resulted in the transfer of all of the Company s credit insurance policy liabilities. For the full year of 1998, the Company s fee income from LOTS totaled $405,000, after deducting $109,000 in fees which are payable to a former joint venture partner. For the period following the adoption of the liquidation basis of accounting, fee income from LOTS, net of the partner s share, was $305,000. In addition to investment income and fee income, the Company also reported a significant increase in profits earned on a now terminated joint venture. Profits from the venture totaled $243,000 from March 25, 1998 to the end of the year. Since these profits are based on the claims experience of several blocks of insurance business, the level of profits earned in 1998 is not indicative of amounts which may be earned over the next several years.

      Operating expenses for the period from March 25 to December 31 were $1.6 million, which included $366,000 in salaries and related benefits, $355,000 in accounting, legal and other professional fees and $243,000 in rent and related costs associated with the Company s home office building. In addition, the Company reported a $250,000 charge in 1998 to reflect a reduction in the estimated net realizable value of the office building. During 1998, 36 of the 42 people employed by the Company as of December 31, 1997 were terminated, and during the first quarter of 1999, two of the remaining six people became part-time employees. The reduction in expenses and the elimination of the underwriting losses the Company had been experiencing on its credit insurance business prior to its sale are the major reasons for the improved results in 1998 compared to the previous two years.

      In addition to the reduction in net assets in liquidation caused by the $202,000 excess of expenses over revenues, net assets for the period from March 25, 1998 to December 31, 1998 declined by an additional $1.1 million as a result of other factors which are discussed below under Capital Resources.

ESTIMATED NET EXPENSES DURING LIQUIDATION PERIOD

      As indicated above, the liquidation of the Company is expected to continue for approximately four more years until all fee payments and other potential distributions are received from LOTS. During this period, certain corporate expenses will continue to be incurred and investment income will continue to earn on existing invested funds. The Board of Directors may determine during this period that the amount of funds available for ultimate distribution to shareholders may be increased by transferring all of the Company s remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying all liabilities and making any distributions to the preferred and common shareholders. Based on current estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other costs, including preferred stock dividends, will exceed fee income and other revenues during the liquidation period by approximately $100,000 to $200,000. Actual income and expenses could vary significantly from the present estimates due to uncertainties as to when certain assets will be liquidated, when the preferred stock will be redeemed, the level of actual expenses which will be incurred and the ultimate resolution of various contingencies which may arise.



                               FINANCIAL CONDITION

      A discussion of the important elements affecting the Company s net assets in liquidation at December 31, 1998 and its financial position at December 31, 1997 is presented below.

INVESTED ASSETS

      The Company s investments decreased from $41 million at the end of 1997 to $4.5 million at December 31, 1998. The transfer of more than $35 million to LOTS and its financial partner in connection with the sale of the Company s credit insurance business accounted for virtually all of the decline in invested assets. Invested assets at December 31, 1998 consist of (i) U.S. Treasury Notes (owned by the Company s insurance subsidiaries) which are on deposit with numerous state insurance departments in connection with licensing requirements,
(ii) three mortgage loans secured by commercial real estate, including one loan granted to the co-owner of the Company s home office building and secured by the co-owner s one-half interest in the building, (iii) short-term investments, principally money market funds and (iv) other invested assets, most of which were liquidated in early 1999 at amounts equal to their carrying value. The Company is attempting to sell its home office building, which has a carrying value at the end of 1998 of approximately $1 million and is classified with Property and Equipment. The Company s only other real estate, a warehouse with a carrying value of $187,000, is classified with Other Real Estate since this property is also for sale.

LIQUIDITY

      The Company s subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company s decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company s principal sources of cash funds are the fee income from LOTS, investment income on existing assets and proceeds from the sale of non-liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay operating expenses until the Company is dissolved and to pay dividends to preferred shareholders until the Company s preferred stock is redeemed. The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell its real estate investments and other non-liquid assets and the timing of such sales, as well as on the level of operating expenses the Company must incur during the liquidation period.

CAPITAL RESOURCES

      Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. The Company s net assets in liquidation declined by $1.3 million from March 25, 1998 to December 31, 1998. The reduction is attributable to (i) the establishment of a $664,000 liability relating to the Company s under funded pension plan, (ii) the write-off of $472,000 in deferred tax assets, (iii) preferred stock dividends of $307,000 and (iv) a $175,000 charge to increase the carrying value of the preferred stock to redemption value (prior to adoption of the liquidation basis of accounting, the difference between the fair value and the redemption value of the stock was being reduced by periodic accretions which were charged to retained earnings). These decreases were partially offset by the excess of income over expenses (on a pre-tax basis). The reductions listed in (ii) and (iv) above are non-recurring, while the preferred stock dividends in (iii) are expected to continue until the preferred shares are redeemed. The amount of the ultimate pension liability, and consequently the need for any further increase or decrease in the liability, is dependent on a number of factors, the most important of which is the prescribed interest rate which is in effect at the time the plan is terminated.

INFLATION

      Because of the Company s current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next four years, the effects of inflation on the Company are minimal.



YEAR 2000 COMPLIANCE

      Because the Company is no longer conducting any business operations and is in the process of liquidating its remaining assets, it is therefore relying, both directly and indirectly, on fewer computer systems than in the past to maintain all of its financial and other records and to file all required financial reports with state insurance departments and other regulators. In fulfilling its continuing, although limited, responsibilities, the Company directly utilizes only two computer systems, one for its general ledger accounting and one for maintenance of its shareholder records (since the Company continues to perform its own stock transfer agent functions). The Company has received written assurances from both software vendors that their respective systems have been tested and will operate problem free during and after the year 2000. The Company also receives certain computer generated information from LOTS, and has obtained a year 2000 certification from LOTS stating that all of its hardware and software systems have been tested and are year 2000 compliant. Based on the above, management does not believe that its very limited operations will be adversely impacted by year 2000 computer problems.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK

      The requirements for certain market risk disclosures are not applicable to the Company because, at December 31, 1998, the Company qualifies as a small business issuer under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

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

      The consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 have been audited by Arthur Andersen LLP, independent auditors. Such audits were conducted in accordance with generally accepted auditing standards, and include a review and evaluation of our internal accounting control structure, tests of the accounting records and other auditing procedures they consider necessary to express their informed professional opinion on the consolidated financial statements.

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





      James C. Robertson                              R. Fredric Zullinger
      Chairman, Chief Executive Officer               Senior Vice President and
      and President                                   Chief Financial Officer


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Consumers Financial Corporation

      We have audited the accompanying balance sheet of Consumers Financial Corporation (a Pennsylvania corporation) and subsidiaries as of December 31, 1997, the related statements of operations, shareholders equity and cash flows for each of the two years in the period then ended and the statements of operations, shareholders equity and cash flows for the period from January 1, 1998 to March 24, 1998. In addition, we have audited the statement of net assets in liquidation as of December 31, 1998, and the related statement of changes in net assets in liquidation for the period from March 25, 1998 to December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      As described in Note 4 to the financial statements, the shareholders of Consumers Financial Corporation approved a plan of liquidation on March 24, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 24, 1998 from the going-concern basis to the liquidation basis. Accordingly, the carrying value of the remaining assets as of December 31, 1998, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation as of December 31, 1997, the results of its operations and its cash flows for each of the two years in the period then ended and for the period from January 1, 1998 to March 24, 1998, its net assets in liquidation as of December 31, 1998, and the changes in its net assets in liquidation for the period from March 25, 1998 to December 31, 1998, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

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




                                          ARTHUR ANDERSEN LLP
New York, New York
March 16, 1999

                                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                               DECEMBER 31, 1998


          (dollar amount in thousands)
 Assets
     Investments:
          Fixed maturities                                                                          $1,043
          Mortgage loans on real estate                                                              1,600
          Other invested assets                                                                         75
          Short-term investments                                                                     1,732

               Total investments                                                                     4,450
     Cash                                                                                              172
     Accrued investment income                                                                          36
     Receivables                                                                                    21,590
     Prepaid reinsurance premiums                                                                   34,840
     Deferred policy acquisition costs                                                                  50
     Property and equipment                                                                          1,018

     Other real estate                                                                                 187
     Other assets                                                                                      345

               Total assets                                                                         62,688

 Liabilities
      Future policy benefits                                                                        17,645
      Unearned premiums                                                                             35,163
      Other policy claims and benefits payable                                                       2,882
      Other liabilities                                                                              1,800
                                                                                                    57,490

 Redeemable preferred stock:      Series A, 8 1/2% cumulative convertible, authorized 632,500
      shares; issued and outstanding 481,461 shares                                                  4,815


               Total liabilities and redeemable preferred stock                                     62,305

 Net assets in liquidation                                                                            $383

See notes to consolidated financial statements.




                               CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                           For the period from March 25, 1998 to December 31, 1998

 (in thousands)

 Revenues:
      Earned premiums                                                                                 $521
      Net investment income                                                                            487

      Fees from sale of customer accounts                                                              305
      Joint venture fees                                                                               243
      Net realized investment gains                                                                    160
      Gain on disposal of discontinued business                                                         84
      Miscellaneous                                                                                    270

                                                                                                     2,070

 Benefits and expenses:
      Policyholder benefits                                                                            177

      Rent and related costs                                                                           243
      Salaries, wages and employee benefits                                                            366
      Professional fees                                                                                355

      Taxes, licenses and fees                                                                         142
      Loss on sale of other assets                                                                     286
      Miscellaneous                                                                                    176
                                                                                                     1,745


 Income before income tax expense                                                                      325

 Income tax expense                                                                                   (527)

 Liability for underfunded pension plan                                                               (664)
 Decrease in unrealized appreciation of debt securities                                                (32)

 Preferred stock dividends                                                                            (307)

 Adjustment of preferred stock to redemption value                                                    (175)

 Retirement of treasury shares-preferred                                                                57
 Purchase of treasury shares-common                                                                     (9)


 Decrease in net assets for the period                                                              (1,332)

 Net assets at beginning of period                                                                   1,715

 Net assets at December 31, 1998                                                                      $383


See notes to consolidated financial statements.


                            CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                         (IN PROCESS OF LIQUIDATION)
                                          CONSOLIDATED BALANCE SHEET

                                           For the period
                                           front March 24,
                                           1998 through
                                           December 31, 1998
(dollar amounts in thousands)              (Unaudited)         1997


                                           ASSETS
 Investments:
      Fixed maturities                       $4,076           $5,857
      Mortgage loans on real estate           1,887            2,086
      Other invested assets                     261              295
      Short-term investments                 31,964           32,763
           Total investments                 38,188           41,001
 Cash                                           289              641
 Accrued investment income                      188              268
 Receivables                                 23,880           16,639
 Prepaid reinsurance premiums                37,981            9,572
 Deferred policy acquisition costs               25           13,570
 Property and equipment                       1,320            1,350
 Other real estate                              780              783
 Other assets                                   731            1,211
                                           $103,382          $85,035

                    LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS  EQUITY
 Liabilities:
      Future policy benefits                $17,649          $21,467
      Unearned premiums                      38,918           49,994
      Other policy claims and benefits
        payable                               4,047            2,539
      Due to reinsurer on sale of
        credit insurance business            34,719
      Other liabilities                       1,664            4,556
      Income taxes:
           Current                              415              430
           Deferred                            (442)            (445)
                Total liabilities            96,970            78,541

 Redeemable preferred stock:
   Series A, 8 1/2% cumulative convertible,
   authorized 632,500 issued 514,261
   shares; outstanding 481,461 shares;
   redemption amount  $4,815;
   net of treasury stock of $271              4,697            4,688
 Shareholders  equity:
      Common stock, $.01 stated value,
      authorized 10,000,000 shares;
      issued 3,019,110 shares;
      outstanding 1998, 2,595,617 shares;
      1997, 2,596,155 shares                     30               30
      Capital in excess of stated value                                            7,989           7,989
      Net unrealized appreciation
        of debt securities, net of income        58               54
      Deficit                                (4,891)          (4,796)
      Treasury stock                         (1,471)          (1,471)

          Total shareholders equity           1,715            1,806
                                                                                $103,382         $85,035

See notes to consolidated financial statements


                                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                           (IN PROCESS OF LIQUIDATION)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the period
                                                  January 1, 1998             Years ended December 31,
 (in thousands, except per share amounts)         March 24, 1998                   1997         1996

                                                                                                           Revenues:
      Premiums written                                       ($4)                 ($37)               $353
      Decrease in unearned premiums                           87                   393                  64
      Premium income                                          83                   356                 417
      Net investment income                                   60                    63                  59
      Realized investment gains (losses)                      24                  (176)                (69)

      Fees and other income                                  181                   190                  35
           Total revenues                                    348                   433                 442
 Benefits and expenses:

      Death and other benefits                                83                   460                 581
      Amortization of deferred policy                                               10                  12
      Operating expenses                                     368                 1,639               2,118
           Total benefits and expenses                       451                 2,109               2,711

 Loss from continuing operations before
      tax benefit                                           (103)               (1,676)             (2,269)
 Income tax benefit                                          (15)                 (235)               (532)

 Loss from continuing operations                             (88)               (1,441)             (1,737)
 Discontinued operations:
      Loss from operations of discontinued
           businesses (net of income taxes)                                       (825)               (382)
      Gain (loss) on disposal of discontinued
           businesses (net of income taxes)                  112                (4,094)                885
                                                             112                (4,919)
 Net income (loss)                                           $24               ($6,360)            ($1,234)

 Basic and diluted income (loss) per common
           Loss from continuing operations                ($0.08)               ($0.73)             ($0.83)
           Discontinued operations                          0.04                 (1.89)               0.19
           Net loss                                       ($0.04)               ($2.62)             ($0.64)

 Weighted average number of shares                         2,596                 2,601               2,614

See notes to consolidated financial statements

                                       CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                                 (IN PROCESS OF LIQUIDATION)
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY

                                                                                Capital      Accumulated other
                                                                                excess      comprehensive income     Retained
                                                            Common stock        stated       Fixed      Equity     earnings
 (dollar amounts in thousands)                          Shares       Amount      value     maturities   securities   (deficit)
 BALANCE, JANUARY 1, 1996                                  3,031       $30      $8,016     $674         $31          $3,688

 Net loss for the year                                                                                               (1,234)
 Change in net unrealized appreciation for the                                             (609)        (26)
 Total comprehensive income (loss)
                                                                                                                       (409)
Preferred stock dividends
 Accretion of difference between fair value and                                                                         (36)
    mandatory redemption value of preferred stock
 Purchase of treasury shares
 Retirement of treasury shares                               (10)                  (50)
                                                                                                                      2,009
 BALANCE, DECEMBER 31, 1996                                3,021         30      7,966     65           5
 Net loss for the year                                                                                               (6,360)
 Change in net unrealized appreciation for the                                            (11)         (5)
 Total comprehensive income (loss)

                                                                                                                       (409)
Preferred stock dividends
 Accretion of difference between fair value and                                                                         (36)
    mandatory redemption value of preferred stock

 Purchase of treasury shares Retirement of treasury shares-common                         (2)                  (10)

 Retirement of treasury shares-preferred                                            33
 BALANCE, DECEMBER 31, 1997                                3,019         30      7,989     54            0           (4,796)

 Net income for the period                                                                                               24
 Change in net unrealized appreciation for the                                             4
 Total comprehensive income
 Preferred stock dividends                                                                                             (109)

 Accretion of difference between fair value and                                                                         (10)
    mandatory redemption value of preferred stock
                                                                                                                     ($4,891
BALANCE, MARCH 24, 1998                                3,019       $30        $798        $58           $0

See notes to consolidated financial statements.


           CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                     (IN PROCESS OF LIQUIDATION)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY



                                        Treasury stock      Total
 (dollar amounts in thousands)         Shares    Amount    amount
 BALANCE, JANUARY 1, 1996                410    ($1,425    $11,01

 Net loss for the year                                     (1,234
 Change in net unrealized                                   (635)
 Total comprehensive income (loss)                         (1,869
 Preferred stock dividends                                  (409)
 Accretion of difference between
 fair value and
      mandatory redemption value of
 preferred stock                                             (36)
 Purchase of treasury shares            (10)       (50)      (50)
 Retirement of treasury shares           10         50

 BALANCE, DECEMBER 31, 1996             (410    (1,425)    8,650
 Net loss for the year                                     (6,360
 Change in net unrealized                                    (16)
 Total comprehensive income (loss)                         (6,376

 Preferred stock dividends                                  (409)
 Accretion of difference between
 fair value and
      mandatory redemption value of
 preferred stock                                            (36)

 Purchase of treasury shares            (15)       (56)     (56)
 Retirement of treasury shares-           2         10

 Retirement of treasury shares-                              33
                                        (423)
BALANCE, DECEMBER 31, 1997                     (1,471)                                                              1,806

 Net income for the period                                   24
 Change in net unrealized                                     4
 Total comprehensive income                                  28
 Preferred stock dividends                                  (109)

 Accretion of difference between
 fair value and                                              (10)
      mandatory redemption value of
 preferred stock
 BALANCE, MARCH 24, 1998                (423    ($1,471                                                              $1,715

               CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the period
                                        January 1, 1998        Years ended December 31,
 (in thousands)                         March 24, 1998                   1997
 Cash flows from operating activities:
      Net income (loss)                                             $24            ($6,360)       ($1,234)
      Adjustments to reconcile net loss to cash
           provided by (used in) operating
              Provision for permanent decline in
                   investments                                                         158             50
Deferred policy acquisition costs                                     (9,771)        (8,987)
              Amortization of deferred policy                                       12,615         11,964

              Provision for permanent decline in
              Other amortization and depreciation                    24                483            433
              Change in future policy benefits                                      (2,696)           454

              Change in unearned premiums                                           (6,183)        (1,765)
              Change in amounts due reinsurers                     (142)            (1,226)             2
              Income taxes                                          (15)            (1,601)           (22)
              Change in prepaid reinsurance premiums                                 7,765          1,266
              Change in receivables                               1,497              4,618          3,455
              Change in other liabilities                          (376)               415           (695)
              Other                                                (434)               186            (88)
              Total adjustments                                     554              5,705          6,067
      Net cash provided by (used in) operating                      578               (655)         4,833

 Cash flows from investing activities:
      Purchase of investments                                        (3)           (39,231)       (13,140)
      Maturity of investments                                     1,000              2,195          6,484
      Sale of investments                                         1,829             46,424          6,598
      Net assets transferred in sale of insurance                (3,647)            (8,175)

      Purchase of property and equipment                                                              (24)
      Net cash provided by (used in) investing                     (821)             1,213            (82)

 Cash flows from financing activities:
      Principal payments on debt                                                                   (2,537)
      Receipts from universal life and investment                                                   4,775
      Withdrawals on universal life and investment                                                 (6,425)
      Purchase of treasury stock, including 8 1/2%
         redeemable preferred stock                                                    (64)           (50)
      Cash dividends to shareholders                               (109)              (409)          (409)
      Net cash used in financing activities                        (109)              (473)        (4,646)

 Net increase (decrease) in cash                                   (352)                85            105
 Cash at beginning of year                                          641                556            451

 Cash at end of period                                             $289               $641           $556

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
           Interest                                                                                  $255
           Income taxes                                            $111                $90           $154

      See notes to consolidated financial statements
                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.    COMPANY OVERVIEW

      The operating losses incurred by the Company over the past five years have significantly reduced its net worth and its liquidity position. As a result, in late 1997, the Company signed an agreement to sell its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Settlement on the sale of the credit insurance business took place in May 1998. The Company s income or loss from operations now consists principally of (i) earned premium and related costs associated with a small, closed block of extended service contract business, (ii) fee revenues received from Life of the South Corporation, a Georgia-based financial services holding company which acquired the Company s credit insurance business and its credit insurance accounts (LOTS), (iii) investment income on remaining assets and (iv) corporate expenses.

      On March 24, 1998, the Company s shareholders approved a plan of liquidation and dissolution (the Plan of Liquidation and Dissolution) pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock and distribute any remaining cash to its common shareholders. (see Note 4.)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

      The consolidated financial statements include the accounts of Consumers Financial Corporation (the Company) and its wholly-owned subsidiaries, the most significant of which is Consumers Life Insurance Company (Consumers Life). Investors Fidelity Life Assurance Corp. (IFLAC) is a subsidiary of Consumers Life. All material intercompany accounts and transactions have been eliminated.

Liquidation basis of accounting

      The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to the life insurance company subsidiaries, vary from reporting practices prescribed or permitted by regulatory authorities. As a result of the approval of the Plan of Liquidation and Dissolution referred to above and discussed in Note 4, the Company adopted a liquidation basis of accounting for the period subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilites are stated at their anticipated settlement amounts. Amounts determined in accordance with the liquidation basis of accounting do not significantly differ from the accounting policies discussed below. Prior to March 25, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entitites, as discussed below. Certain prior year amounts have been reclassified to conform with classifications used for 1998.

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

      Mortgage loans on real estate are carried at the unpaid principal balance. Other invested assets, excluding real estate partnerships, and short-term investments are carried at cost. Investments in real estate partnerships are reported at equity.

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

      Mortgage loans: The fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

Deferred policy acquisition costs

      Prior to the discontinuation of its insurance operations, the Company deferred the costs of acquiring new insurance business. The costs deferred consisted principally of commissions, certain sales salaries and other expenses that varied with and were primarily related to the production of new business. Acquisition costs relating to single premium credit insurance were amortized so as to charge each year's operations in direct proportion to premiums earned. Deferred policy acquisition costs were expensed when such costs were deemed not to be recoverable from future earned premiums and investment income or, when applicable, from the estimated proceeds to be received from the sale of the related insurance business.

Property and equipment and depreciation

      Property and equipment are stated at cost. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

Other real estate

      Real estate is carried at the lower of cost or fair value, less estimated selling costs.
Future policy benefits

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

Earnings per share

      Basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128.

Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

New accounting standards

      Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income (loss) is the total of net income
(loss) and all other nonowner changes in equity. Accordingly, the Company has reported comprehensive income (loss) in the Consolidated Statements of Shareholders Equity.

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 132, Employers Disclosures about Pensions and Other postretirement Benefits (SFAS 132). As required by SFAS 132, the Company has provided certain additional disclosures relating to the benefit obligation and the assets of its pension plan. Similar disclosures were also provided for 1997.

3.    BASIS OF FINANCIAL STATEMENTS

      The more significant GAAP applied in the preparation of the financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

      (a) In accordance with NAIC requirements, all bonds eligible for amortization are reported at amortized value, whereas in the accompanying financial statements, only bonds which are classified as held-to-maturity securities are stated at amortized cost, and available-for-sale securities are carried at fair value. Other securities are carried at values prescribed by or deemed acceptable to the NAIC.

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


      (d)   Deferred income taxes, if applicable, are provided as described in
Note 15.

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

      Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus in each of the states in which it is licensed, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $5.5 million. Under Delaware insurance laws, distributions are subject to further restrictions relating to capital and surplus and operating earnings. Accordingly, under normal circumstances, at December 31, 1998, approximately $2 million of Consumers Life's net assets cannot generally be transferred to the parent company and $682,000 is available for transfer during 1999. However, because of its prior operating losses and its current capital and surplus position, the Company is not permitted to pay any dividends without prior approval from the Delaware Insurance Department. Also, any loans or advances to the parent company of a material amount must be reported to the insurance department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from subsidiaries. In addition, separate restrictions apply to the surplus note owed to the Company by a subsidiary of Consumers Life. Payment of interest and repayment of principal on the note are permitted by the applicable state insurance department only if the subsidiary's statutory capital and surplus exceeds $3 million.

      The reported statutory capital and surplus of Consumers Life was $5.0 million at December 31, 1998 and $5.7 million at December 31, 1997. Consumers Life and IFLAC reported combined statutory net income of $281,000 in 1998 and a $2.7 million combined statutory net loss in 1997.

      Insurance laws require Consumers Life and IFLAC to deposit certain amounts with various state insurance departments for the benefit and protection of policyholders. The approximate carrying amounts of such deposits at December 31, 1998 and 1997 were $1.1 million and $1.9 million, respectively.

4.    DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION

      On December 30, 1997, the Company entered into an agreement with LOTS, pursuant to which the Company (i) sold its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sold its September 30, 1997 inforce block of credit insurance business to American Republic Insurance Company (American Republic), LOTS financial partner in the transaction, effective January 1, 1998 and (iii) sold one of its wholly-owned reinsurance subsidiaries to LOTS as of August 31, 1998. LOTS and the Company also agreed that, with respect to Consumers Life, new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk are also being reinsured 100% to American Republic.

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

      The sale of the inforce block of business resulted in an after-tax loss of approximately $3,705,000, of which $3,919,000 was reflected in the Company s fourth quarter 1997 financial statements through a write-down of deferred policy acquisition costs. The 1997 loss included an $819,000 loss from operations from September 30, 1997 (the measurement date) to December 31, 1997. An offsetting gain on disposal of $214,000, which results from adjustments to certain estimates made in 1997, has been included in the Company s 1998 financial statements. As a result of the sale of the Company s credit insurance and related operations to LOTS, in the accompanying financial statements, the operating results of the credit insurance and related fee income business have been reported as discontinued operations for all periods presented.


      In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock and distribute any remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company is receiving payments from LOTS over a five-year period based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. Because of these future payments and potential future payments, the distribution, if any, to the Company s common shareholders will not be made until late in 2002, when all amounts due from LOTS have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the discontinuation of its various businesses. As of March 31, 1999, four people will be employed on a full-time basis by the Company. During the liquidation period, the Company intends to outsource most of the functions which will continue to be required.

      A summary of the results of operations of the discontinued segments is presented below:


                                     For the period from January 1, 1998 to March 24, 1998

                                                              Individual
                                                  Credit         Life               Auto
 (in thousands)                                  Insurance     Insurance           Auction           Total

 Revenues (before reinsurance ceded)              $4,127          $158                              $4,285

 Gain from operations before income taxes
 Income taxes
 Gain from operations

 Gain on disposal before income taxes               $112                                              $112
 Income taxes
 Gain on disposal                                    112                                               112

 Gain from discontinued operations                  $112                                              $112



                                             Year ended December 31, 1997
                                                              Individual
                                                  Credit         Life                Auto
 (in thousands)                                  Insurance     Insurance           Auction           Total

 Revenues (before reinsurance ceded)               $29,712      $1,892      (a)       $6           $31,610

 Loss from operations before income tax            ($1,457)                                        ($1,457)
 Income tax benefit                                   (632)                                           (632)

 Loss from operations                                 (825)                                           (825)
 Loss on disposal before income tax benefit         (4,061)      ($253)             ($22)           (4,336)
 Income tax benefit                                   (142)        (86)              (14)             (242)

 Loss on disposal                                   (3,919)       (167)               (8)           (4,094)
 Loss from discontinued operations                 ($4,744)      ($167)              ($8)          ($4,919)




                                                                Year ended December 31, 1996

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

5.    INVESTMENTS AND INVESTMENT INCOME

      Investments, which are valued for financial statement purposes as described in Note 1, consist of the following at December 31, 1998:

                                                     Quoted or             Balance
                                                      Amortized             estimated            sheet
 (in thousands)                                       cost                 fair value             amount
 Fixed maturities:
      Bonds-United States government and
 government                                                $967                 $993               $993
           agencies and authorities

      Certificates of deposit                                50                   50                 50
           Total fixed maturities                         1,017                1,043              1,043
 Mortgage loans on real estate                            1,600                1,600              1,600

 Other invested assets                                       75                   75                 75
 Short-term investments                                   1,732                1,732              1,732
      Total investments                                  $4,424               $4,450             $4,450


      A portion of the Company's invested funds is restricted as to use in that deposits are required with various state insurance departments for the benefit and protection of policyholders (see Note 3).

      At December 31, 1998, one mortgage loan with a balance of $295,360 was non-performing. Interest on this loan of $13,383 was excluded from investment income in 1998 due to its non-accrual status. At December 31, 1997, no mortgage loans or other loans were considered to be non-performing loans.

      At December 31, 1998, all three of the Company's investments in mortgage loans were secured by commercial real estate located in Central Pennsylvania. Such investments consist of first mortgage liens on completed income-producing properties. Each of the loans exceeded 10% of the Company s net assets in liquidation at December 31, 1998, while two mortgage loans exceeded 10% of shareholders equity at December 31, 1997. The Company s mortgage loan valuation reserve at December 31, 1997 was $50,000.

      At December 31, 1998 and 1997, all the Company s real estate is classified as non-investment real estate, since the Company intends to sell these properties. Accumulated depreciation on the properties at the end of 1998 and 1997 totaled $27,000 and $56,000, respectively.

      Net investment income is applicable to the following investments:



                                                Years ended December 31,
 (in thousands)                                               1998             1997              1996

 Interest:
      Fixed maturities                                           $175           $1,934            $2,364
      Mortgage loans                                              139              189               421
      Policy loans                                                                                    33
      Short-term investments                                      733              486               265
      Real estate                                                                                    157

      Other                                                                         82                17
                                                                1,047            2,691             3,257
 Investment expenses                                              (85)            (675)             (680)
 Total net investment income                                      962            2,016             2,577
 Less investment income for period subsequent
     to adoption of liquidation basis of accounting               487

 Net investment income for period prior to adoption
     of liquidation basis of accounting                           475            2,016             2,577
 Less net investment income attributable to
     discontinued operations                                      415            1,953             2,518

 Net investment income attributable to

         continuing operations                                    $60              $63               $59

      The amortized cost and estimated fair values of investments in debt securities at December 31, 1998 and 1997 are as follows:


 1998                                                           Gross             Gross          Estimated
 Available for sale                          Amortized        unrealized        unrealized          fair
 (In thousands)                                cost             gains             losses           value

 U.S. Treasury securities and
     obligations of U.S. government
     corporations and agencies                    $967               $26                             $993

 Totals                                           $967               $26                             $993

 1997                                                           Gross              Gross         Estimate
 Available for sale                          Amortized        unrealized         unrealized        fair
 (In thousands)                                cost             gains              losses          value

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



      The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized       Estimated
 (in thousands)                                      cost          fair value
 Due in 1999                                                                $652                 $661

 Due in 2000-2004                                                            315                  332
 Totals                                                                     $967                 $993


      Proceeds from the sales of investments in debt securities during 1998 were $3.7 million. Gross gains of $58,000 and gross losses of $6,000 were realized on those sales. Proceeds from such sales in 1997 were $48 million. Gross gains of $446,000 and gross losses of $247,000 were realized on those sales. Proceeds from sales in 1996 were $4.1 million. Gross gains of $6,000 and gross losses of $20,000 were realized on those sales.

      Realized investment gains (losses) are applicable to the following investments:



                                              Years ended December 31,

 (in thousands)                                             1998             1997            1996
 Fixed maturities                                             $146             $249           ($14)

 Other invested assets                                          38             (219)           (55)
                                                               184               30            (69)

 Less realized investment gains for period subsequent
     to adoption of liquidation basis of accounting            160
 Realized investment gains (losses) for period prior
 to adoption                                                    24               30            (69)
     of liquidation basis of accounting

 Less realized investment gains attributable
      to discontinued operations                                                206

 Realized investment gains (losses)
      attributable to continuing operations                    $24            ($176)          ($69)

6.    RECEIVABLES

                                                       December 31,

 (in thousands)                                                                1998                1997
 Amounts due from agents                                                                         $1,902
 Reinsurance recoverable                                                    $20,488              13,271

 Federal income tax refund                                                      520                 524
 Other                                                                          582               1,378
                                                                             21,590              17,075
 Less allowance for uncollectible accounts                                                         (436)
 Balance                                                                    $21,590             $16,639


7.    DEFERRED POLICY ACQUISITION COSTS

                                                   Individual
 (in thousands)                   Credit               Life                Total
 Balance, January 1, 1996        17,642                4,284             21,926
 Costs deferred                   8,905                   82              8,987
 Amortization                   (10,133)                (446)           (10,579)
 Write-off attributable to 1997
   sale of inforce universal
   life insurance business                            (1,385)            (1,385)

 Balance, December 31, 1996      16,414                2,535             18,949
 Costs deferred                   9,771                                   9,771
 Amortization                    (9,515)                                 (9,515)
 Write-off attributable to
   sale of inforce universal
   life insurance business                            (2,535)            (2,535)

 Write-off attributable to
   1998 sale of inforce
   credit insurance business     (3,100)                                 (3,100)

 Balance, December 31, 1997      13,570                    0             13,570
 Costs deferred                                          133                133
 Amortization                       (25)                 (83)              (108)

 Write-off attributable to
   sale of inforce credit
   insurance business           (13,545)                                (13,545)

 Balance, December 31, 1998          $0                  $50                $50


8.    PROPERTY AND EQUIPMENT AND OTHER REAL ESTATE

                                                                    December 31,

 (in thousands)                                                             1998                1997
 Property and equipment:
      Data processing equipment and software                                   $122              $2,062

      Furniture and equipment                                                   198               1,071
      Home office building, including                                         1,563               1,788
                                                                              1,883               4,921
      Less accumulated depreciation                                            (865)             (3,571)
      Balance                                                                $1,018              $1,350


                                                                 December 31,
 (in thousands)                                                             1998                1997


 Other real estate:

      Commercial office building                                                                   $625
      Warehouse                                                                $214                 214

                                                                                                    839
      Less accumulated depreciation                                             (27)                (56)

      Balance                                                                  $187                $783

      All of the Company s real estate is classified as non-investment real estate since these properties are listed for sale.

9.    POLICY LIABILITIES

      The composition of future policy benefits and unearned premiums at December 31, 1998 and the assumptions pertinent thereto are as follows:

                                  Life               Future                                 Interest
                                 insurance            policy            Unearned           rates: years
 (in thousands)                  in force            benefits           premiums             of issue
 Individual life                  $145,635              $9,354                              4 1/2% - 11
                                                                                            1961 - 1992
 Credit life                       922,555                                $13,874               (a)
                                                                                            1987 - 1998
 Credit disability                                       8,291             21,289               (a)
                                                                                             1987-1998
 Balance                        $1,068,190             $17,645            $35,163

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

      Future policy benefits reported to regulatory authorities were less than the above total by approximately $684,000 at December 31, 1998.

      Future policy benefits and unearned premiums do not include any deduction for reinsurance ceded to other companies. At December 31, 1998, all but $39,000 of the Company s future policy benefits liability and all but $323,000 of its unearned premiums liability were reinsured to other insurers in connection with the discontinuation of the Company s insurance operations. At December 31, 1997, significant portions of the Company s policy liabilities were also reinsured to other insurers. Future policy benefits and unearned premiums related to such reinsurance are classified with Receivables and Prepaid Reinsurance Premiums, respectively, as shown in the following table.

                                                                                     December 31,
 (in thousands)                                                                 1998               1997

 Future Policy Benefits and Other Policy Claims and Benefits               $    20,527        $   24,006
 Payable

 Reinsurance Recoverable                                                        20,488            13,271
      Net liability                                                        $        39        $   10,735


 Unearned Premiums                                                         $    35,163        $   49,994

 Prepaid Reinsurance Premiums                                                   34,840             9,572
      Net liability                                                        $       323        $   40,422

      Life insurance in force net of reinsurance ceded was $58,000 at December 31, 1998.

10.   REINSURANCE

      Prior to the 1998 sale of its credit insurance business, as discussed in
Note 4, and the sales of its individual life insurance business in 1992 through 1997, the Company routinely ceded and, in some instances, assumed reinsurance. The sale of the credit insurance business of Consumers Life was completed pursuant to an indemnity reinsurance agreement with American Republic, while IFLAC s credit insurance was ceded utilizing an assumption reinsurance agreement. Similarly, the reinsurance transactions through which the Company sold its individual life insurance business included the use of both indemnity and assumption agreements. The insurance companies remain contingently liable for insurance risks ceded under indemnity agreements, while such risks are legally transferred to the reinsurer when assumption agreements are utilized.

      Historically, the insurance companies also entered into various financing-type reinsurance agreements with unaffiliated reinsurers. Such agreements, which primarily involved credit insurance, were designed to minimize the reduction of statutory capital and surplus arising at the time premiums were written. These financing-type agreements were terminated as of January 1, 1998 when the American Republic agreements became effective. During 1998, Consumers Life entered into another financing-type reinsurance agreement in which it assumed approximately $2 million in individual life insurance premiums and an equal amount of policy liabilities. The effects of all financing-type agreements have been removed from the financial statements except for the cost of the financing, which amounted to $25,000, $660,000 and $608,000 in 1998, 1997 and
1996, respectively. These costs are included with Operating Expenses on the Consolidated Statements of Operations and are presented with Miscellaneous Expenses on the Consolidated Statement of Changes in Net Assets in Liquidation.

      Excluding premiums reinsured under financing-type agreements, premiums ceded to other companies were $17.7 million, $4.9 million and $12.4 million in 1998, 1997 and 1996, respectively.

      Incurred benefits and losses reinsured in 1998 were $16.4 million compared to $6.8 million in 1997 and $10 million in 1996. These amounts have been deducted in arriving at Death and Other Benefits in the Consolidated Statements of Operations and in computing Policyholder Benefits in the Statement of Changes in Net Assets in Liquidation. However, Future Policy Benefits and Unearned Premiums at December 31, 1998 and 1997 do not include any deduction for reinsurance ceded. Instead, the amounts related to such reinsurance are classified with Receivables and Prepaid Reinsurance Premiums (see Note 9).

11.   PENSION AND OTHER RETIREMENT PLANS

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

      The profit sharing plans, which include an employee stock ownership plan, provide for annual contributions in amounts to be determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee; however, no Company contributions were made in either 1998, 1997 or 1996.
      The funded status of the plan is as follows:

                                                                              December 31,

 (in thousands)                                                                  1998           1997

 Actuarial present value of:

      Vested benefit obligation                                               $3,121             $2,891
      Accumulated benefit obligation                                          $3,121             $2,891


 Actuarial present value of projected

      benefit obligation                                                      $3,121             $2,891
 Plan assets at fair value                                                     2,457              2,694

 Projected benefit obligation in excess of plan                                 (664)              (197)
 assets

 Unrecognized net loss arising from difference
 between                                                                         831                472
     actual experience and assumed experience
 Unrecognized net liability at transition                                         49                 61
 Unrecognized prior service cost                                                (117)              (126)

 Unamortized prior year loss                                                    (763)              (407)
 Accrued pension cost                                                          ($664)             ($197)


      Reconciliations of beginning and ending balances of the Plan's projected benefit obligation and its assets are presented below.

                                                                             December 31,
 (in thousands)                                                                 1998           1997

 Projected benefit obligation, beginning of year                             $2,891             $3,016

 Increase due to changes in assumptions                                         529
 Benefits to participants                                                      (502)              (372)

 Interest cost                                                                  203                213
 Other experience gains                                                                             34


 Projected benefit obligation, end of year                                   $3,121             $2,891


                                                                            December 31,
 (in thousands)                                                                1998           1997

 Fair value of Plan assets, beginning of year                               $2,694             $2,781

 Employer contributions                                                        100                107
 Investment income                                                             175                189

 Benefits to participants                                                     (502)              (372)
 Administrative expenses                                                       (10)               (11)


 Fair value of Plan assets, end of year                                     $2,457             $2,694

      Net periodic pension cost is computed below:

 (in thousands)                                             1998              1997               1996
 Net periodic pension cost included
     in the following components:

           Service cost during the period                                                          $139
           Interest cost on projected benefit              $203                 $212                213
 obligation

           Actual return on plan assets                    (161)                (175)              (175)
           Net amortization and deferral                    171                   37                  2

           Net periodic pension cost                       $213                  $74               $179

      Rates used in determining pension expense and related obligations were:

                                                            1998              1997                1996

 Discount rate (pre-retirement period)                     6.50%               7.50%               7.50%

 Discount rate (post-retirement period)                    6.00%               7.50%               7.50%

 Annual rate of return on plan assets                      6.50%               7.50%               7.50%

 Annual rate of increase in compensation                   N/A                 N/A                 3.00%

12.   COMMITMENTS AND CONTINGENCIES

      Rental expense in 1998, 1997 and 1996 was approximately $245,000, $345,000 and $351,000, respectively.

      In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1.75 million. The Company continues to lease the portion of the building it does not own, but at monthly rent of $17,000 through July 1999, although the Company has subleased a portion of the office space which it does not otherwise occupy. Income from these sub-leases totaled $87,000 in 1998, $57,000 in 1997 and $98,000 in 1996.

      The building lease is classified as an operating lease. The Company has no other significant leases.

      In connection with the cancellation in 1996 of a joint venture agreement in which the Company reinsured approximately 50% of its Pennsylvania credit insurance business to the joint venture partner, the parties agreed that, in the event the Company sold its credit insurance accounts to an unrelated third party, the Company would pay its former partner approximately 19% of the proceeds it received from such sale. The Company agreed to make these payments to the joint venture partner as consideration for terminating the venture, which allowed a purchaser of the Company s credit insurance business to retain the profits or losses on credit insurance premiums previously reinsured to the partner. As a result, the Company owes to the former partner approximately 19% of the fee revenues it receives from LOTS. In 1998, the partner s share of the fee revenues totaled $109,000.

      Reinsurance risks would give rise to liability to the insurance companies only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

      In November 1997, the Company and a third party reinsurer were sued by a former general agency with whom the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant is seeking monetary damages to compensate it for the Company s alleged failure to share profits and for other alleged losses resulting from the Company s rejection of policy applications involving unacceptable risks. While management believes this claim is completely without merit and intends to vigorously defend itself in this matter, the ultimate outcome of this claim cannot be determined at this time. The Company has filed two counterclaims against this agency seeking damages for losses the Company sustained as a result of the agency s alleged breach of the partnership agreement and to recover an unpaid loan made to the agency.

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

13.   REDEEMABLE PREFERRED STOCK

      The Redeemable Convertible Preferred Stock (the Preferred Stock ) has a liquidation preference of $10.00 per share and is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $6.75 per share). The Preferred Stock is redeemable at the option of the Company at a redemption price of $10.00 per share.

      Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. As of December 31, 1998, the Company is not in arrears with respect to payment of dividends on the Preferred Stock. Except in certain limited instances, the holders of the Preferred Stock have no voting rights. The terms of the Preferred Stock provide that, beginning July 1, 1998, a sinking fund was to be established. Annual payments are to be made to the sinking fund over a ten-year period in amounts which are sufficient to redeem 10% of the number of shares of Preferred Stock initially issued. In connection with the Plan of Liquidation, the Company presently intends to redeem the Preferred Stock within the next four years and has therefore not established the sinking fund.

      When the Company is in arrears as to preferred dividends or sinking fund appropriations for the Preferred Stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default in an aggregate amount equal to four quarterly preferred dividends, the holders of the Preferred Stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

      Prior to March 25, 1998, the difference between the fair value of the Preferred Stock at the date of issue and the mandatory redemption value was recorded through periodic accretions, using the interest method, resulting in a charge to retained earnings ($9,000 in 1998 and $36,000 in 1997 and 1996). Upon the adoption of the liquidation basis of accounting in March 1998, the unaccreted difference of $175,000 was recorded as a reduction in the Company s net assets.

      At December 31, 1998 and 1997, 713,275 shares of common stock were reserved for the conversion of the Preferred Stock.

14.   STOCK OPTIONS

      In May 1982, the shareholders of the Company approved a Stock Option Plan which permitted the granting of incentive stock options (as defined in the Internal Revenue Code). The Plan provided for the granting of up to 300,000 stock options to purchase shares of the Company's common stock at at price not less than its fair market value on the date of grant. In May 1989, the shareholders of the Company approved the Stock Incentive Plan which permits the granting of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options and (2) stock appreciation rights (SAR) either in tandem with stock options or free standing. This Plan was intended to enhance the 1982 Stock Option Plan. All officers and salaried key employees of the Company and its subsidiaries and affiliates were eligible to be participants. Persons who served only as directors were not eligible. The Plan provided for the granting of up to 250,000 stock options.

      As a result of the Company s operating losses over the past five years, the exercise price of the outstanding options is substantially higher than the market price of the Company s common stock, and it is therefore unlikely that any of the options, which expire in May 1999, will ever be exercised. Further, due to its planned liquidation and eventual dissolution, the Company has no intention of granting any additional options.

      The changes in option shares outstanding during the past three years are as follows:

                                                   Option               Price
                                                  shares             per share
 Balance, January 1, 1996                          179,000             2.25

 Options terminated upon exercise of SAR s         (30,000)            2.25
 Balance, December 31, 1996                        149,000             2.25
 Options terminated upon exercise of SAR s         (17,000)            2.25

 Balance, December 31, 1997 and 1998               132,000             2.25

      No options were exercised during 1998. At December 31, 1998, 133,117 shares were reserved for options which are available to be granted (although no such grants are anticipated), and all of the 132,000 outstanding options were exercisable.

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

15.   INCOME TAXES

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

      At December 31, 1997, the Policyholders Surplus Account for Consumers Life exceeded the prescribed maximum by approximately $1.1 million, resulting in an additional tax liability of approximately $372,000, which was included in the Company s 1997 financial statements. At December 31, 1998 the Policyholders' Surplus Account for Consumers Life was approximately $439,000. Based on its current plans, the Company does not believe it is probable that Consumers Life will incur any additional taxes with regard to its Policyholders Surplus Account.

      There are currently no significant amounts of retained earnings in excess of statutory surplus upon which neither current nor deferred income taxes have been provided.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

 (in thousands)                                      1998                1997
 Deferred tax liabilities:

      Fixed maturities                                 $9                 $28
      Deferred policy acquisition costs                17               4,614
      Other                                            41                 168
                                                       67               4,810

 Deferred tax assets:
      Future policy benefits and financial
        reinsurance                                    64               5,252
      Net operating loss carryforwards              2,175               2,011
      Other                                           259                 225
                                                    2,498               7,488
      Valuation allowance for
        deferred tax assets                        (2,431)             (2,233)
                                                       67               5,255
 Net deferred tax asset                                $0               ($445)

      Significant components of income tax expense (benefit) are as follows:


          (in thousands)                                 1998                  1997                1996
 Current:
      Federal                                              ($18)                ($18)               ($539)

      State                                                   2                   56                   10
           Total current                                    (16)                  38                 (529)
 Deferred                                                     1                 (273)                  (3)
 Income tax benefit related to
     continuing operations                                  (15)                (235)                (532)
 Income tax expense included with
     discontinued operations:

       Current                                                                  (412)               1,392
       Deferred                                                                 (462)                (567)

                                                                                (874)                 825
 Income tax expense (benefit) for periods prior
 to adoption of liquidation basis of accounting             (15)              (1,109)                 293

 Income tax expense for period subsequent
   to adoption of liquidation basis of
   accounting:
        Current                                              55
        Deferred                                            472
                                                            527
 Total income tax expense (benefit)                        $512              ($1,109)                $293

      The provision for federal income taxes is not proportional to pre-tax financial statement income or loss due to the exclusions and special deductions afforded life insurance companies under the Internal Revenue Code, as amended, and the exclusion of non-taxable and non-deductible items. A reconciliation between income tax expense or benefit and the expected Federal income tax expense at the applicable statutory rates is as follows:

                                            For the period from
                                             January 1, 1998 to   Years ended December 31,
                                              March 24, 1998      1997        1996
(in thousands)
Loss from continuing operations before            ($103)          ($1,676)     ($2,269)

 Income tax benefit at 34% statutory
      rate on pre-tax loss                          (35)             (570)            (771)
 Tax related to decrease in Policyholders                                          372
 Effect of rate difference on net operating                                                         288
 Adjustment of prior year s income tax                                             (67)              (8)
 Dividends received deduction                              (4)                      (6)             (11)
 State income taxes                                         2                       36               17

 Items not includable for tax purposes                                              34               20
 Other, net                                                22                      (34)             (67)
 Actual income tax benefit relating to
 continuing                                              ($15)                   ($235)           ($532)
      operations

      The Company files a consolidated Federal income tax return. At December 31, 1998, the life insurance companies have available approximately $6.4 millon of Federal net operating losses. These losses will be carried forward to future years, and may only be used to offset the taxable income of the life insurance companies. Approximately $3.6 million of these net operating losses are subject to limitations on their use under Internal Revenue Code Section 382 and the consolidated return regulations. This operating loss will expire in 2004. The remaining $2.8 million of net operating losses will expire in 2009 and 2012.

16.   PER SHARE INFORMATION

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

                                                    For the period
                                                         from
                                                    January 1, 1998
                                                          to                Year ended December 31,
(in thousands, except per share amounts)            March 24, 1998            1997               1996

Loss from continuing operations                          ($88)             ($1,441)            ($1,737)

 Preferred stock dividends                                (109)                (409)               (409)

 Accretion of carrying value of preferred stock             (9)                 (36)                (36)
 Numerator for basic loss per share - loss
   attributable to common shareholders                    (206)              (1,886)             (2,182)

 Effect of dilutive securities                               0                   0                    0

 Numerator for diluted loss per share                    ($206)             ($1,886)            ($2,182)

 Denominator for basic loss per share -
      weighted average shares                            2,596                2,601               2,614

 Effect of dilutive securities                               0                    0                   0

 Denominator for diluted loss per share                  2,596                2,601               2,614

 Basic and diluted loss per common share             ($0.08)               (0.73)                ($0.83)

      The preferred stock is convertible into 713,275 shares of common stock (see Note 13). Options to purchase 132,000 common shares were outstanding at December 31, 1998 (see Note 14). None of the common shares contingently issuable upon the conversion of the preferred stock or upon the exercise of the stock options have been included in the computation of diluted per share information because the effect would be antidilutive.

17.   SEGMENT INFORMATION

      As a result of the disposal of its auto auction business in 1996, the disposal of its remaining block of individual life insurance business in early 1997 and the disposal of its credit insurance business in 1998, the Company has no remaining business segments.

      As discussed in Note 4, following the sale of its credit insurance business, the Company intends to liquidate its remaining assets, provide for its liabilities, redeem its preferred stock and distribute any remaining cash to its common shareholders pursuant to a Plan of Liquidation and Dissolution. The Company s income or loss from continuing operations now consists principally of
(i) earned premiums and related costs associated with an insignificant block of extended service contract business which is in run-off, (ii) investment income on remaining assets, (iii) fee income from LOTS from the sale of the Company s customer accounts, and (iv) overhead expenses. Because the fees related to the sale of the Company s customer accounts are being received from LOTS over a five-year period, and because any distribution which may be payable by LOTS to the Company from a contingency fund established by the parties cannot be determined until September 30, 2002, the Company will be unable to make a final distribution to its common shareholders until late in 2002.

18.   REGULATORY MATTERS

      In connection with the proposed sale of the Company s September 30, 1997 inforce block of credit insurance to LOTS (pursuant to reinsurance agreements which Consumers Life and IFLAC entered into with American Republic), the two insurance subsidiaries filed the reinsurance agreements with the insurance regulators in their respective domiciliary states and obtained the required regulatory approval during the first quarter of 1998. In connection with the sale of the Company s Arizona-domiciled insurance company to LOTS, LOTS filed a Form A with the Arizona Insurance Department and received the Department s approval in September 1998.

      The NAIC has established certain minimum capitalization requirements based on risk-based capital (RBC) formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 1998, each of the Company's two insurance subsidiaries have more than sufficient capital to meet the NAIC's RBC requirements.
                            QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

      The following quarterly financial data is presented for the period prior to the adoption of the liquidation basis of accounting

 (in thousands, except per share                              1997                              For the period
 amounts)                                                                                            from
                                                                                               January 1, 1998
                                           1st          2nd           3rd           4th               to
                                         Quarter      Quarter       Quarter       Quarter       March 24, 1998

 Total revenues - continuing               ($49)        $271          ($18)        ($164)             $348
 operations

 Loss from continuing operations
 before income tax expense
 (benefit)                                ($262)        ($86)        ($104)      ($1,224)            ($103)
 Income tax expense (benefit)              (124)           7           (79)          (39)              (15)

 Loss from continuing operations           (138)         (93)          (25)       (1,185)              (88)

 Discontinued operations                   (472)        (604)          127        (3,970)              112

 Net income (loss)                        ($610)       ($697)         $102       ($5,155)              $24
 Per share data:

    Loss from continuing operations      ($0.10)      ($0.08)       ($0.06)      ($0.49)            ($0.08)

    Discontinued operations               (0.18)       (0.23)         0.05        (1.53)              0.04

      Net loss                           ($0.28)      ($0.31)       ($0.01)      ($2.02)            ($0.04)

      The following quarterly financial data is presented for the period subsequent to the adoption of the liquidation basis of accounting.

 (in thousands)                                         1998
                                                        2nd           3rd           4th
 Income (loss) before income tax
 expense                                                $223         ($146)         $248

 Income tax expense                                     (113)          (30)         (384)
 Liability for underfunded pension
 plan                                                                               (664)
 Preferred stock dividends                              (102)         (102)         (103)

 Other changes in net assets                            (141)          (21)            3
 Decrease in net assets for the
 period                                                 (133)         (299)         (900)

 Net assets at beginning of period                     1,715         1,582         1,283
 Net assets at end of period                          $1,582        $1,283          $383


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The firm of Arthur Andersen LLP serves as the Company s independent auditors and has served as such since November 26, 1996. No information relating to this item is required to be included in the Company s Form 10-K for the year ended December 31, 1998.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Historically, the Board of Directors of the Company was divided into three
(3) groups, with the directors in each group serving terms of three (3) years and until their successors were duly elected and qualified. However, due to the Directors efforts over the past three years to merge, sell or otherwise dispose of the Company or its assets, there has been no election of Directors since 1995, and the existing Directors agreed to continue to serve beyond their terms until such a merger, sale or disposition of the Company or its assets was completed. Following the approval of the Sale of Assets transaction and the Plan of Liquidation and Dissolution by the Company s shareholders on March 24, 1998, three of the Company s Directors, Leon A. Guida, Dr. Robert G. Little, Jr. and Rev. Sterling P. Martz, resigned. The three remaining Directors are expected to continue to serve as Directors for a limited period of time in order to oversee the timely liquidation of the Company in accordance with the Plan of Liquidation.

      The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five(5) years, and their other major affiliations and age as of March 1, 1999.

           NAME                     PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS, OFFICE (IF       DIRECTOR
  (AGE)                             ANY)                                                           SINCE
                                    HELD IN THE COMPANY AND OTHER INFORMATION
  James C. Robertson                Chairman of the Board, President and Chief                     1967
  (67)                              Executive Officer of the Company

  Edward J. Kremer                  President, Hanna, Kremer & Tilghman Insurance, Inc.,           1983
  (68)                              Salisbury, MD; Director and Chairman of the Board, Delmar
                                    Bancorp, Delmar, MD

  John E. Groninger                 President, John E. Groninger, Inc., Juniata Concrete,          1968
  (72)                              Inc., Republic Development Corp., and Juniata Lumber &
                                    Supply Co., Mexico,
                                    PA; Director, Juniata Valley Financial Corp.,
                                    Mifflintown, PA



   The following information is provided as of March 1, 1999 for each executive officer of the Company and the principal executives of its subsidiaries. All of the executive officers listed also serve as executive officers of the life insurance subsidiaries. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

          NAME            AGE             OFFICE


 James C. Robertson       67              President and Chief Executive
                                          Officer
 R. Fredric Zullinger     50              Senior Vice President, Chief
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

      William J. Walsh, Jr. served as the Company s Executive Vice President and Chief Operating Officer from 1985 to May 1998, at which time Mr. Walsh terminated his employment.

ITEM 11.    EXECUTIVE COMPENSATION
      The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1998, 1997 and 1996 of the Chief Executive Officer and the named executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL
                                                          COMPENSATION                           ALL
                                          ANNUAL                        OTHER                   OTHER
  Name and Principal Position     Year    SALARY              BONUS   COMPENSATION          COMPENSATION

 James C. Robertson,              1998      - 0 -       (1)    - 0 -       $3,975  (2)     - 0 -

 Chairman, President and          1997      - 0 -       (1)    - 0 -       $5,700  (2)     - 0 -
 Chief Executive Officer          1996       $88,998    (1)    - 0 -       $7,950  (2)      $73,016    (3)


 William J. Walsh, Jr.,           1998       $51,860    (4)    - 0 -     - 0 -              $92,735    (4)

 Executive Vice President and     1997      $114,000           - 0 -     - 0 -             - 0 -
 Chief Operating Officer          1996      $114,000           - 0 -     - 0 -              $18,605    (3)


(1) Mr. Robertson s status as a salaried employee of the Company terminated effective July 19, 1996. For the remainder of 1996, Mr. Robertson was compensated at a daily rate of $150 for any work performed in his capacity as President and CEO of the Company. In 1996 Mr. Robertson earned $83,654 as a salaried employee and $5,344 as a non-salaried officer of the Company. Mr. Robertson was not compensated for any services performed in his capacity as President and CEO of the Company in either 1998 or 1997.

(2) Represents Retainer and Board Fees earned by Mr. Robertson as Chairman of the Board of the Company, including fees which were deferred.

(3) Represents distribution from the Company s Excess Benefit Plan which was terminated in July 1997.

(4) Mr. Walsh resigned as an Executive Officer and employee of the Company effective May 1, 1998. At the time of his termination, Mr. Walsh received $16,004 in unused vacation pay. Mr. Walsh was also entitled to receive a severance payment equal to his annual salary. This severance pay is being paid to Mr. Walsh in bi-weekly installments over a one-year period. Such payments totaled $76,731 in 1998.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      No stock options and/or stock appreciation rights were granted by the Company to the named executive officers in 1998.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR TABLE

      The table below presents information with respect to the stock options and stock appreciation rights ("SARS") awarded under the Company's 1989 Stock Incentive Plan ("1989 Plan") to the named executive officers and held by them at December 31, 1998. The 1989 Plan was approved by the shareholders, and provides for the grant of both options that qualify as incentive stock options under the Internal Revenue Code and non-qualified (non-statutory) stock options. The option price is 100% of the fair market value on the date of grant ($2.25) and the maximum term to exercise the grant is six (6) years. The options have accompanying SARS which permit the holder to receive common stock or cash equal to the excess of the fair market value covered by the option over the option price. To the extent that accompanying SARS are exercised, the corresponding stock options are canceled and the shares subject to the option are charged against the maximum number of shares authorized under the 1989 Plan. When a stock option is exercised, the related SAR is likewise surrendered. All of the options listed in the table were granted in 1993 in place of an equal number of options that were awarded in May 1989 and subsequently canceled.

                                                         Number of Securities
                                                              Underlying                   Value of
                                                             Unexercised                 Unexercised
                                                             Options/SARS         In-The-Money Options/SARS
                            Shares                            at Fiscal                    at Fiscal
                           Acquired       Value              Year-End (#)              Year-End ($)(2)
                          on Exercise    Realize           Exercisable (E)             Exercisable (E)
         Name                 (#)           d             Unexercisable (U)           Unexercisable (U)
                                           ($)
 William J. Walsh,          - 0  -        - 0 -               25,000 (E)                    - 0 -
 R. Fredric Zullinger        - 0 -        - 0 -               25,000 (E)                    - 0 -


(1)   Mr. Walsh resigned as an Executive Officer and employee effective May 1,
      1998.

(2) The values in this column are based on the difference between the market value of the Company s common stock on December 31, 1998 and the exercise price of the options.

              PERSONNEL COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Personnel Committee of the Board of Directors (the "Committee") administers and approves all forms of compensation for the Chief Executive Officer ("CEO"), Executive Officers and other officers of the Company. The members of the Committee are independent, non-employee directors and review with the Board all aspects of compensation, management succession and the implementation and administration of the Company's various incentive plans.

COMPENSATION PHILOSOPHY

      Historically, the compensation policy of the Company has been based upon the philosophy that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. In the past, the Company relied to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. Each year the Committee, along with the CEO, reviewed an annual salary plan for the Company's officers which was based on industry, peer group and national surveys along with performance judgments as to the past and expected future contributions of the individual officers. The compensation for the CEO and the other Executive Officers has consisted of a base salary, potential annual bonuses and long-term stock option incentives. The Committee considered the total compensation for the CEO and each of the Executive Officers in establishing each element of compensation. Base salaries were fixed at levels competitive in the market compared to other comparably sized companies with officers having equal responsibilities engaged in similar businesses as the Company.

      With the adoption of the Plan of Liquidation, the Committee has attempted to implement a compensation policy that will allow an orderly and timely reduction of the officers and employees of the Company. As a result, on May 1, 1998, one (1) executive officer was separated from employment with the Company. As such, there remains one (1) executive officer employed by the Company who is expected to serve in that capacity until mid-year. Thereafter, this individual is expected to continue providing assistance to the Company on a periodic basis during the liquidation of the Company in accordance with the Plan of Liquidation The remaining executive officer s salary has not changed since 1993 and there are no plans to increase the salary or award any bonus or incentive payments. However, upon the separation of the remaining executive officer from the Company, he will be entitled to a severance package equal to his annual salary. No stock options or SARS were granted by the Company to the CEO or the other Executive Officers during 1998.

CEO COMPENSATION

      Mr. Robertson continues to serve as Chairman of the Board, President and CEO of the Company. However, his status as a salaried employee of the Company was terminated effective July 19, 1996. From that time and until December 31, 1996, Mr. Robertson had been compensated at $150 per day for any work performed for the Company in his capacity as a non-salaried employee while serving as President and CEO. Beginning in 1997 and continuing through 1998, Mr. Robertson did not receive any compensation in his capacity as a non-salaried employee while serving as President and CEO, although he continued to receive the standard retainer and board meeting fees in his role as Chairman of the Board. The Committee believes that this arrangement with Mr. Robertson is in the best interests of the Company and is more than reasonable based upon Mr. Robertson's experience and knowledge of the Company while it is attempting to sell its assets and liquidate in accordance with the Plan of Liquidation.

      This report is submitted by the Personnel Committee of the Company's Board of Directors.

John A. Groninger, Chairman     Edward J. Kremer


                       STOCK PRICE PERFORMANCE COMPARISON

                                        CUMULATIVE TOTAL RETURN

                        12/31     12/31     12/31     12/31     12/31    12/31/
                         /93       /94       /95       /96       /97       98


 Consumers Financial    123       115       141       154        43        4
 Corp. (CFIN)

 Peer Group             111       104       158       194       330      394

 NASDAQ Stock Market    115       112       159       195       240      293
 (U.S.)


            *Assumes $100 invested on December 31, 1993 in the
            Company s common stock, NASDAQ Stock Index and Peer
            Group common stock. Total shareholder returns assume reinvestment of dividends.

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

      At December 31, 1998, the estimated monthly defined benefit payable upon retirement at age 65 for each of the named executive officers is as follows:
William J. Walsh, Jr., $2,429 and R. Fredric Zullinger, $1,918. Amounts shown are straight-life annuity amounts and are not reduced by a joint and survivorship provision which is available to the named executive officers. In addition, following his retirement as a salaried employee in July 1996, James C. Robertson began receiving a monthly annuity benefit in the amount of $3,667.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth as of March 1, 1999, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.

                                                                       Amount and
                                                                        Nature of           Percent
                                                                       Beneficial             of
 Title of Class   Name and Address of Beneficial Owner                  Ownership            Class


 Common           Consumers Financial Corporation and                     231,344              7.86%
                  Subsidiaries
                  Employee Stock Ownership Plan (ESOP) (1)
                  1200 Camp Hill By-Pass, Camp Hill, PA 17011
 Common           Two wholly-owned subsidiaries                           365,352             12.41%
                  of Consumers Financial Corporation,
                  1200 Camp Hill By-Pass,Camp Hill, PA 17011

 Common           Peter H. Kamin                                          205,100              6.97%
                  One Financial Center, Suite 1600, Boston, MA
                  02111



(1)The Company's Employee Stock Ownership Plan is an employee benefit plan which is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Participating employees of the Company have the power to vote the shares allocated to them under the Plan. The Trustees of the Plan have discretionary investment powers including the power to dispose of the shares.

     The following table sets forth as of March 1, 1999, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director; (b) each executive officer who is not a director; and (c) all directors and executive officers as a group.

                                               Amount and
                                               Nature of       Percent
 TITLE OF             Name of                  Beneficial      of
 CLASS                Beneficial Owner         Ownership (1)   Class

                               (a)
 Common               Groninger, John E.         57,521 (2)     2.0
 Preferred                                       22,410 (3)     4.7

 Common               Kremer, Edward J.            1,607          *
 Common               Robertson, James C.        99,775          3.4
 Preferred                                         5,235 (4)     1.1

                               (b)
 Common               Zullinger, R. Fredric      54,523 (5)      1.8

                               (c)
 Common               Directors and            213,426 (6)       7.2
 Preferred            Executive Officers as      27,645          5.7
                      a Group
                      (4 individuals)

* Denotes less than 1%

(1) Except where otherwise indicated, the beneficial owner of the shares exercises sole voting and investment power.

(2)   Includes 42,542 shares owned by Mr. Groninger's wife.

(3)   Includes 1,000 shares owned by Mr. Groninger's wife.

(4) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.

(5) Includes 14,835 shares for which Mr. Zullinger has voting power as to shares held for him in the Employee Stock Ownership Plan, and 25,000 shares he has a right to acquire through the exercise of stock options and stock appreciation rights. As a result of the Company s operating losses over the past five years, the exercise price of Mr. Zullinger s options ($2.25) is substantially higher than the market price of the Company s common stock, and it is therefore unlikely that any of these options, which expire in May 1999, will ever be exercised.

(6) Includes shares that are acquirable through the exercise of stock options and SAR s.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended December 31, 1998, the Company did not enter into any transactions in which the amount involved exceeded $60,000, with any of its directors, executive officers, security holders known to the Company to own more than 5% of the Company s common stock or any member of the immediately family of any of the foregoing persons.
                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

a)    Listing of Documents filed:

      1.    Financial Statements (included in Part II of this report):

            Report of Independent Public Accountants
            Consolidated Statement of Net Assets in
                  Liquidation - December 31, 1998
            Consolidated Statement of Changes in Net Assets
                  in Liquidation - For the period from March 25, 1998 to December 31, 1998
            Consolidated Balance Sheet-December 31, 1997
            Consolidated Statements of Operations - For the period from
                  January 1, 1998 to March 24, 1998 and for the
                  Years Ended December 31, 1997 and 1996
            Consolidated Statements of Shareholders'
                  Equity - Years Ended December 31, 1997 and 1996
            Consolidated Statements of Cash Flows - For the
                  period from January 1, 1998 to March 24, 1998
                  and for the Years Ended December 31, 1997 and 1996
            Notes to Consolidated Financial Statements

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

      3.    Exhibits:

            (11) Statement regarding Computation of Earnings Per Common Share (see Note 16 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K)
            (21)  Subsidiaries of Consumers Financial Corporation
            (27)  Financial Data Schedule

b)    Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 1998

          (dollar amounts in thousands)

 Assets
     Investments, other than investments in affiliates:
          Other invested assets                                                                        $70
               Total investments                                                                        70

     Cash                                                                                              169
     Investments in affiliates                                                                       2,672
     Indebtedness of affiliates (surplus note)                                                       4,706
     Receivables                                                                                       747
     Other assets                                                                                      48

               Total assets                                                                          8,412

  Liabilities
     Indebtedness to affiliates                                                                      2,132
     Dividend payable                                                                                  102
     Underfunded pension plan                                                                          664
     Other liabilities                                                                                 316

                                                                                                     3,214
 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
      issued and outstanding 481.461 shares                                                          4,815


               Total liabilities and redeemable preferred stock                                      8,029

 Net assets in liquidation                                                                            $383

See notes to condensed financial statements
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
             FOR THE PERIOD FROM MARCH 25, 1998 TO DECEMBER 31, 1998



 (in thousands)

 Income:
      Net investment income                                            $7
      Fees from sale of customer accounts                              98
      Joint venture fees                                               47
      Net realized investment gains                                     8
      Miscellaneous                                                   110

                                                                      270
 Expenses:
      Printing and postage                                             11
      Salaries, wages and employee benefits                            14
      Taxes, licenses and fees                                         26
      Depreciation                                                      5
      Miscellaneous                                                    56

                                                                      112

 Operating income before income tax benefit                           158

 Income tax benefit                                                   493

 Equity in loss of unconsolidated subsidiaries                       (853)

 Liability for underfunded pension plan                              (664)
 Decrease in unrealized appreciation of debt securities               (32)

 Preferred stock dividends                                           (307)

 Adjustment of preferred stock to redemption value                   (175)

 Retirement of treasury shares-preferred                               57
 Purchase of treasury shares-common                                    (9)

 Decrease in net assets for the period                             (1,332)

 Net assets at beginning of period                                  1,715

 Net assets at December 31, 1998                                     $383

See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                                  BALANCE SHEET
                                DECEMBER 31, 1997

          (in thousands)                                    Liabilities, Redeemable Preferred
              Assets                                        Stock and Shareholders  Equity

 Investments, other than                                    Liabilities:
    in affiliates:                                               Indebtedness to affiliates            $267
      Other invested assets                   $67                Dividend payable                       109
                                               67                Miscellaneous                          418
 Cash                                         433                Income taxes                           296
 Investments in affiliates                  2,117           Total liabilities                         1,090

 Indebtedness of affiliates                 4,866
 Receivables                                   10

 Property and equipment, net of                             Redeemable preferred stock:
     accumulated depreciation                  15                Series A, 8 1/2 cumulative             4,688
                                                            convertible
 Other assets                                  76

                                           $7,584           Shareholders  equity:
                                                                 Common stock                            30

                                                                 Capital in excess of stated          7,989
                                                            value

                                                                 Equity in net unrealized
                                                                    appreciation of debt
                                                                    securities of subsidiaries           54

                                                                Deficit                              (4,796
                                                                                                           )
                                                                Treasury stock                       (1,471
                                                                                                           )

                                                            Total shareholders  equity                1,806

                                                                                                     $7,584



See notes to condensed financial statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF OPERATIONS




                                                         For the period
                Years ended December                    from January 1,1998   Years ended December 31,
                                                        to March 24, 1998
(in thousands)                                                                   1997          1996

 Revenues:
      Net investment income                                      $9                  $19          $16
      Net realized investment losses                                                 (10)
      Other income                                               48                  163            2
 Total revenues                                                  57                  172           18

 Expenses:
      General expenses                                           98                  563          765

      Taxes, licenses and fees                                    7                   22            9
      Write-off of intangible assets                                                  50          143
 Total expenses                                                 105                  635          917

 Loss before income taxes                                       (48)                (463)        (899)
 Income taxes                                                     3                  131          103


 Loss before equity in income (loss)
   of unconsolidated subsidiaries                               (51)                (594)      (1,002)

 Equity in income (loss) of unconsolidated
      Continuing operations                                     (37)              (1,174)        (735)
      Discontinued operations                                   112               (4,592)         503

                                                                 75               (5,766)        (232)

 Net income (loss)                                              $24              ($6,360)     ($1,234

See notes to condensed financial statements
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                      For the period          31,
                                                   from January 1, 1998      Years ended December 31,
 (in thousands)                                      to March 24, 1998        1997           1996

 Cash flows from operating activities:

      Net income (loss)                                       $24             ($6,360)       ($1,234)



 Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
    Income taxes                                               12              (1,004)           741

    Change in receivables                                                           7            127
    Change in other liabilities                               (11)                377             67

    Equity in loss (income) of unconsolidated
    subsidiaries                                             (793)              6,338            998
    Amortization of intangibles                               781                  50            123

    Other                                                    (107)                 37             17
        Total adjustments                                    (118)              5,805          2,073

   Net cash provided by (used in)                             (94)               (555)           839
     operating activities

 Cash flows from investing activities:

   Purchase of investments                                     (1)                 (3)        (2,115)
   Maturity of investments

   Sale of investments                                                          1,304            808

   Investments in and indebtedness to                          (1)                (26)         2,044
      affiliates

   Net cash provided by (used in) investing                    (2)              1,275            737
      activities
 Cash flows from financing activities:

      Principal payments on debt                                                              (1,159)

      Purchase of treasury stock                               (1)                (64)           (50)

      Cash dividends to preferred shareholders               (109)               (409)          (409)
      Net cash used in financing activities                  (110)               (473)        (1,618)

 Net increase (decrease) in cash                             (206)                247            (42)

 Cash at beginning of year                                    433                 186            228

 Cash at end of period                                       $227                $433           $186

See notes to condensed financial statements
                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

2. Cash dividends received from subsidiaries in 1998, 1997 and 1996 amounted to $10,000, $425,000 and $3,343,000, respectively. In addition, in 1998, the Company received certain assets and assumed certain liabilities from several of its subsidiaries in connection with the liquidation of those companies. The book value of the net assets received was $679,000.

3. The Company files a consolidated Federal income tax return with its non-life insurance company subsidiaries and with its consolidated life insurance company subsidiaries. With respect to the consolidated non-life sub-group, taxes are allocated proportionately to each subsidiary within the consolidated group. Tax expense is allocated to those subsidiaries reporting taxable income, while a tax benefit is allocated to those companies reporting a taxable loss. For the consolidated life insurance sub-group, tax expense is allocated only to those companies in the group reporting taxable income. Similarly, tax benefits for the life sub-group are allocated only to those companies reporting a taxable loss.




                                  SCHEDULE III
                       SUPPLEMENTARY INSURANCE INFORMATION

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

 (in thousands)                                        Deferred                                   Other
                                                        policy        Future                      policy
                                                     acquisition      policy       Unearned     claims and
                                                        costs        benefits      premiums      benefits
                      Segment                                                                    payable

 Year ended December 31, 1998:
      Automotive Resource Division: (a)
         Credit insurance and fee income business                      $8,291       $34,840        $2,837
         Assumed warranty business                                                      323

      Individual Life Insurance Division (a)                $50         9,354                          45
      Other (b)
           Total                                            $50       $17,645       $35,163        $2,882


 Year ended December 31, 1997:
      Automotive Resource Division: (a)
          Credit insurance and fee income               $13,545       $11,785       $49,057        $2,181

          Assumed warranty business                          25                         937           195
      Individual Life Insurance Division (a)                            9,682                         163
      Other (b)
           Total                                        $13,570       $21,467       $49,994        $2,539
 Year ended December 31, 1996:
      Automotive Resource Division: (a)
          Credit insurance and fee income               $16,378       $11,420       $54,848        $2,333

          Assumed warranty business                          36                       1,330           178
      Individual Life Insurance Division (a)              2,535        23,966                         225
      Other (b)
           Total                                        $18,949       $35,386       $56,178        $2,736

      (a) The assets and liabilities of the discontinued credit insurance and individual life insurance businesses have not been separately stated on the consolidated balance sheets.

      (b)   Represents operations of Consumers Financial Corporation.


                                        SCHEDULE III
                             SUPPLEMENTARY INSURANCE INFORMATION

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

 (in thousands)                                 Premium                              Amortization
                                                income,                    Death     of deferred
                                               fees and        Net          and         policy
                                                 other      investment     other     acquisition     Operating
                  Segment                       income        income     benefits       costs        expenses

                                                  (a)

 Year ended December 31, 1998 :

      Amounts attributable to period prior
 to adoption

         of liquidation basis of
 accounting:

            Automotive Resource Division:
 (b)

               Credit insurance and fee
 income business

               Assumed warranty business            $83

            Individual Life Insurance
 Division (b)
            Other (c)                                             $60                                     $368

           Total                                    $83            60                                      368


      Amounts attributable to period
 subsequent to adoption

         adoption of liquidation basis of
 accounting:

            Automotive Resource Division:
 (b)


               Credit insurance and fee
 income business
               Assumed warranty business           $504            46        $260                          104

            Individual Life Insurance
 Division (b)
            Other (c)                               281           441                                    1,178

           Total                                    785           487         260                        1,282


           Grand total                             $868          $547        $260                       $1,650

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





 Year ended December 31, 1996:
 Automotive Resource Division: (b)

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

      (c)   Represents operations of Consumers Financial Corporation.


                                         SCHEDULE IV
                                         REINSURANCE

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

          (in thousands)                                                                      Percentage
                                                       Ceded to      Assumed                    of amount
                                            Gross        other         from         Net          assumed
                Segment                     amount     companies    companies      amount        to net
 Year ended December 31, 1998:

      Life insurance in-force                    $0                                     $0
      Premium income:
           Assumed warranty                                              $604         $604          100.0%

                                                                         $604         $604          100.0%

 Year ended December 31, 1997:
      Life insurance in-force                    $0                                     $0

      Premium income:
           Assumed warranty                                              $356         $356          100.0%
                                                                         $356         $356          100.0%


 Year ended December 31, 1996:
      Life insurance in-force                    $0                                     $0

      Premium income:
           Assumed warranty                                              $417         $417          100.0%
                                                                         $417         $417          100.0%



                                   SCHEDULE V
                        VALUATION AND QUALIFYING ACCOUNTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                        Additions
                                                                                Charged
                                                   Balance at    Charged to      other                          Balance
                                                    beginning     costs and    accounts,       Deduction        end of
                   Description                      of period     expenses      describe        describe        period
 Year ended December 31, 1998
      Provision for permanent decrease in
          Mortgage loans                                  $50                                        $50  (a)
          Property and equipment                          713          $249                                        $962
          Other real estate                               357                                        265  (b)        92

          Other invested assets                           163                                        108  (b)        55
      Provision for uncollectible receivables             436                                        436  (a)
                                                       $1,719          $249                         $859         $1,109

 Year ended December 31, 1997
     Provision for permanent decrease in market
         Mortgage loans                                  $100                                        $50  (a)       $50
         Property and equipment                                        $713                                         713
         Other real estate                                128           229                                         357
         Other invested assets                             75           158                           70  (b)       163
     Provision for uncollectible receivables            1,038           110                          712  (a)       436
                                                       $1,341        $1,210                         $832         $1,719

 Year ended December 31, 1996
     Provision for permanent decrease in market

         Equity securities                                $15                                        $15  (b)
         Mortgage loans                                   100                                                      $100
         Other real estate                                493           $35                          400  (b)       128
         Other invested assets                                           75                                          75
     Provision for uncollectible receivables            1,093           233                          288  (a)     1,038
                                                       $1,701          $343                         $703         $1,341


(a)   Write-off of bad debts against reserve
(b)   Write-off of reserve for assets sold
                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSUMERS FINANCIAL CORPORATION




By:   /S/   James C. Robertson
      Chairman of the Board and President




Date: March 16, 1999
                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:




      Signature                     Title                         Date



/S/   James C. Robertson            Director, President and       March 16, 1999
                                    Chairman of the Board
                                    (Chief Executive Officer)


/S/   R. Fredric Zullinger          Senior Vice President,        March 16, 1999
                                    and Treasurer
                                    (Chief Financial Officer)

/S/   John E. Groninger             Director                      March 16, 1999


/S/   Edward J. Kremer              Director                      March 16, 1999


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


Consumers Life Insurance Company owns 100% of the outstanding common stock of Investors Fidelity Life Assurance Corp. (31-0646177).