Form 10-Q
period 1999-03-31
CONSUMERS FINANCIAL CORP
filed 1999-05-14
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999




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

                                                        Outstanding at
      Class of Common Stock                             April 30, 1999
          $.01 Stated Value                            2,578,295 shares



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                     INDEX



PAGE
            PART 1. FINANCIAL INFORMATION                               NUMBER

Item 1. Financial Statements:

        Consolidated Statements of Net Assets in Liquidation -                3
            March 31, 1999 and December 31, 1998

        Consolidated Statement of Changes in Net Assets in Liquidation -      4
            For the Three Months ended March 31, 1999

        Consolidated Statement of Operations -                                5
            For the Period from January 1, 1998 to March 24, 1998

        Consolidated Statement of Cash Flows -                                6
                 For the Period from January 1, 1998 to March 24, 1998

        Notes to Consolidated Financial Statements                       7 - 13

Item 2. Management s Discussion and Analysis of Results of               14 -16
            Operations and Financial Condition


            PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities                                                17

Item 3. Defaults upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits and Reports on Form 8-K                                     17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                         MARCH 31,
                                                                           1999              December 31,
 (in thousands)                                                         (UNAUDITED)              1998

 Assets

 Investments:
      Fixed maturities                                                       $1,033                $1,043

      Mortgage loans on real estate                                           1,582                 1,600
      Other invested assets                                                       5                    75

      Short-term investments                                                  1,608                 1,732
           Total investments                                                  4,228                 4,450


 Cash                                                                           177                   172
 Accrued investment income                                                       20                    36

 Receivables                                                                 21,866                21,590
 Prepaid reinsurance premiums                                                33,313                34,840

 Deferred policy acquisition costs                                               38                    50
 Property and equipment                                                       1,006                 1,018

 Other real estate                                                              184                   187
 Other assets                                                                   353                   345


           Total assets                                                      61,185                62,688


 Liabilities and Redeemable Preferred Stock

 Liabilities:
      Future policy benefits                                                 17,501                17,645

      Unearned premiums                                                      33,641                35,163
      Other policy claims and benefits payable                                3,258                 2,882

      Other liabilities                                                       1,760                 1,800
                                                                             56,160                57,490


 Redeemable preferred stock:

      Series A, 8 1/2% cumulative convertible                                 4,815                 4,815


      Total liabilities and redeemable preferred stock                       60,975                62,305


 Net assets in liquidation                                                     $210                  $383



/TABLE

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)

          (in thousands)

 Revenues:

      Earned premiums                                                                             $111
      Net investment income                                                                         74

      Fees from sale of customer accounts                                                           78
      Joint venture fees                                                                            41

      Miscellaneous                                                                                 42
                                                                                                   346

 Benefits and expenses:
      Policyholder benefits                                                                        117
      Rent and related costs                                                                        60

      Salaries, wages and employee benefits                                                         92
      Professional fees                                                                             62

      Taxes, licenses and fees                                                                      24
      Miscellaneous                                                                                 53

                                                                                                   408


 Loss before income tax benefit                                                                    (62)


 Income tax benefit                                                                                  3


 Decrease in unrealized appreciation of debt securities                                            (12)


 Preferred stock dividends                                                                        (102)


 Decrease in net assets for the period                                                            (173)


 Net assets at beginning of period                                                                 383


 Net assets at March 31, 1999                                                                     $210



                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 24, 1998
                                   (UNAUDITED)


 (in thousands, except per share data)
 Revenues:
      Premiums written                                                                            ($4)

      Decrease in unearned premiums                                                                87
      Premium income                                                                               83

      Net investment income                                                                        60
      Net realized investment gains                                                                24

      Fees and other income                                                                       181
                                                                                                  348


 Benefits and expenses:

      Death and other benefits                                                                     83
      Operating expenses                                                                          368

                                                                                                  451


 Loss from continuing operations  before income tax benefit                                      (103)
 Income tax benefit                                                                               (15)


 Loss from continuing operations                                                                  (88)


 Discontinued operations:

      Gain on disposal of  discontinued businesses (net of  income taxes)                         112

 Net income                                                                                       $24


 Basic and diluted income (loss) per common share:

     Loss from continuing operations                                                             ($0.08)
     Discontinued operations                                                                       0.04

     Net loss                                                                                    ($0.04)


     Weighted average number of  shares  outstanding                                            2,596



 Cash dividends declared  per common share                                                       NONE



                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 24, 1998
                                   (UNAUDITED)

 (in thousands)
 Cash flows from operating activities:

      Net income                                                                                      $24
     Adjustments to reconcile net income to net cash provided by operating activities:
             Other amortization and depreciation                                                       24

             Change in amounts due reinsurers                                                        (142)
             Income taxes                                                                             (15)

             Change in other receivables                                                            1,497
             Change in other liabilities                                                             (376)

             Other                                                                                   (434)


     Total adjustments                                                                                554


     Net cash provided by operating activities                                                        578


 Cash flows from investing activities:
     Purchase of investments                                                                           (3)

     Maturity of investments                                                                        1,000
     Sale of investments                                                                            1,829

     Net assets transferred in sale of credit insurance business                                   (3,647)


     Net cash used in investing activities                                                           (821)



 Cash flows from financing activities:
     Cash dividends to shareholders                                                                  (109)


     Net cash used in financing activities                                                           (109)


 Net decrease in cash                                                                                (352)


 Cash at beginning of period                                                                          641


 Cash at end of period                                                                               $289




                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

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

    On March 24, 1998, the Company s shareholders approved a Plan of Liquidation and Dissolution, as discussed in Note 2 below. Accordingly, the Company adopted a liquidation basis of accounting for periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

    The changes in net assets for the three months ended March 31, 1999 are not necessarily indicative of the changes to be expected for the full year.

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

    The sale of the inforce block of business referred to in (ii) above was completed on May 13, 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. The sale of the reinsurance subsidiary was approved by the insurance regulators in the State of Arizona in August 1998 and closing on the sale occurred in September 1998.

    The sale of the inforce block of business resulted in an after-tax loss of approximately $3,665,000, of which $3,919,000 was reflected in the Company s fourth quarter 1997 financial statements through a write-down of deferred policy acquisition costs. An offsetting gain on disposal of $254,000, which resulted from adjustments to certain estimates made in 1997, was included in the Company s 1998 financial statements.

    In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock and distribute all remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company is receiving payments from LOTS until September 30, 2002 based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. As a result, the final distribution to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses. As of May 14, 1999, the Company had three full-time employees and two part-time employees. During 1999, the Company intends to outsource most of the functions which will continue to be required.

3.  INCOME TAXES:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                   March 31,          December 31,
                                                                     1999                 1998

 Deferred tax liabilities:

      Fixed maturities                                                   $4                      $9
      Deferred policy acquisition costs                                  13                      17

      Other                                                              41                      41
                                                                         58                      67

 Deferred tax assets:
      Future policy benefits                                             66                      64

      Net operating loss carryforwards                                2,182                   2,175
      Other                                                             309                     259

                                                                      2,557                   2,498
      Valuation allowance for deferred tax assets                    (2,499)                 (2,431)

                                                                         58                      67


 Net deferred tax asset                                                  $0                      $0


    Significant components of the provision for income taxes are as follows (in 000's):

                                                         Three Months Ended March 31,

                                                         1999                    1998

 Current:
      Federal                                                                       ($18)

      State                                                                            2
      Total current                                                                  (16)


 Deferred                                                                              1

 Income tax benefit for period prior to adoption
      of liquidation basis of accounting                                             (15)
 Income tax benefit for period subsequent to
      adoption of liquidation basis of
 accounting:

            Current                                           ($3)
            Deferred

                                                               (3)


 Total income tax benefit                                     ($3)                  ($15)



    The reconciliation of the provision for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

                                                                         For the Period
                                                                              from
                                                                         January 1, 1998
                                                                          to March 24,
                                                                              1998

 Loss from continuing operations before income tax benefit                        ($103)


 Income tax benefit at 34% statutory rate on pre-tax loss                          ($35)
 Dividends received deduction                                                        (4)

 State income taxes                                                                   2
 Items not includable for tax purposes                                               79

 Other, net                                                                         (57)


 Actual income tax benefit                                                         ($15)



4.  COMMITMENTS AND CONTINGENCIES:

In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1,750,000. The Company continues to lease the portion of the building it does not own for $17,000 per month through July 1999, although the Company has subleased a portion of the office space which it does not otherwise occupy. The building lease is classified as an operating lease. The Company has no other significant leases.

In connection with the cancellation of a joint venture agreement in 1996, the Company agreed to pay its former joint venture partner a pro rata share of the proceeds it receives from the sale of its credit insurance accounts. Accordingly, over the next three and one-half years, the Company will pay its former partner approximately 19% of any gross fee revenues received from LOTS for the sale of its customer accounts.

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

5.  PER SHARE INFORMATION:

    The following table sets forth the computation of basic and diluted per share data for the period prior to the adoption of the liquidation basis of accounting.

                                                                                         For the Period
                                                                                              from
 (in thousands, except per share amounts)                                               January 1, 1998
                                                                                        to March 24,
                                                                                              1998

 Loss from continuing operations                                                                 ($88)
 Preferred stock dividends                                                                       (109)

 Accretion of carrying value of  preferred stock                                                   (9)
 Numerator for basic loss per share - loss attributable to
  common shareholders                                                                            (206)

 Effect of dilutive securities                                                                      0


 Numerator for diluted loss per share                                                           ($206)


 Denominator for basic loss per share - weighted average shares                                 2,596
 Effect of dilutive securities                                                                      0


 Denominator for diluted loss per share                                                         2,596


 Basic and diluted loss per common share                                                       ($0.08)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    A review of the significant factors which affected the Company s net assets in liquidation at March 31, 1999 and the changes in its net assets in liquidation for the three months ended March 31, 1999 is presented below. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company s 1998 Form 10-K.

                                    OVERVIEW

    The Company s shareholders approved a Plan of Liquidation and Dissolution at a Special Meeting held on March 24, 1998. Accordingly, the Company adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

    The agreement with the purchaser of the Company s credit insurance business provides that the proceeds from the sale of the customer accounts are to be received over a five-year period ending September 2002, based on the amount of credit insurance premiums produced by those customer accounts during that period. The Company may also receive a payment from a contingency fund established by the Company and the purchaser based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. Because of these future payments and potential future payments, the distribution, if any, to the Company s common shareholders will not be made until late in 2002, when all amounts due from the purchaser have been received. The Company has made substantial reductions in its number of employees during the past several years as a result of the discontinuation of its various businesses. As of May 14, 1999, three people are employed on a full-time basis by the Company. During the liquidation period, the Company intends to out source most of the functions which will continue to be required.

    The Company s net assets in liquidation declined during the first quarter of 1999 from $383,000 to $210,000 due to preferred shareholder dividends totalling $102,000 and an excess of expenses over income of $62,000. Expenses for the period included $47,000 in accounting and actuarial fees incurred in connection with the Company s year end 1998 financial reporting. In addition, the fees which the Company receives from the sale of its customer accounts were lower in the first quarter than the levels expected in the remaining quarters of the year.

    In the first quarter of 1998, prior to the adoption of the liquidation basis of accounting, the Company s net income was $24,000, which included a $112,000 gain representing an adjustment to the $3,100,000 loss reported in 1997 from the disposal of the Company s credit insurance business.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

    As a result of the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company s income and expenses now consist principally of (i) fee income from the sale of the Company s customer accounts,
(ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, professional fees and home office and related real estate costs. A discussion of the material factors which affected the changes in net assets in liquidation for the three months ended March 31, 1999 and its results of operations for the period from January 1, 1998 to March 24, 1998 is presented below.

    For the first quarter of 1999, the Company s expenses exceeded its income by $62,000. The Company incurred approximately $47,000 in accounting and actuarial fees related to its year end 1998 financial reporting requirements which will generally not recur during the remaining quarters of 1999. In addition, fees received from the sale of the credit insurance customer accounts were lower in the first quarter than the levels expected in the remaining quarters of the year. Since the fees are based on the amount of premiums produced by the customer accounts which were transferred and because credit insurance premium production is typically lower in the first quarter of the year, the fees were predictably smaller. Rent and related costs, which totaled $60,000 in the first quarter, will decline significantly beginning in the third quarter of 1999 when the Company s lease on one-half of its home office building expires. Net assets also decreased as a result of the $102,000 quarterly dividend payment to the Company s preferred shareholders.

ESTIMATED NET EXPENSES DURING LIQUIDATION PERIOD

    As indicated above, the liquidation of the Company is expected to continue for approximately three and one-half more years until all fee payments and other potential distributions are received from the purchaser of the credit insurance business. During this period, certain corporate expenses will continue to be incurred and investment income will continue to be earned on existing invested funds. The Board of Directors may determine during this period that the amount of funds available for ultimate distribution to shareholders may be increased by transferring all of the Company s remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying all liabilities and making any distributions to the preferred and common shareholders. Based on current estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other costs, including preferred stock dividends, will exceed fee income and other revenues during the liquidating period by approximately $100,000 to $200,000. Actual income and expenses could vary significantly from the present estimates due to uncertainties as to when certain assets will be liquidated, when the preferred stock will be redeemed, the level of actual expenses which will be incurred and the ultimate resolution of various contingencies which may arise.

                               FINANCIAL CONDITION

    The Company s net assets in liquidation were $383,000 at the beginning of 1999 compared to $210,000 at March 31, 1999. Net assets declined primarily as a result of the $62,000 excess of expenses over income discussed above and the $102,000 quarterly dividend on preferred stock. The Company s total invested assets (consisting of bonds, mortgage loans and short-term investments) decreased from $4,450,000 to $4,228,000 during the first quarter of 1999. The reduction is attributable to the excess of expenses over income and the preferred dividends referred to above and to the payment of certain liabilities.

YEAR 2000 COMPLIANCE

    Because the Company is no longer conducting any business operations and is in the process of liquidating its remaining assets, it is therefore relying, both directly and indirectly, on fewer computer systems than in the past to maintain all of its financial and other records and to file all required financial reports with state insurance departments and other regulators. In fulfilling its continuing, although limited, responsibilities, the Company directly utilizes only two computer systems, one for its general ledger accounting and one for maintenance of its shareholder records (since the Company continues to perform its own stock transfer agent functions). The Company has received written assurances from both software vendors that their respective systems have been tested and will operate problem free during and after the year 2000. The Company also receives certain computer generated information from the purchaser of its credit insurance business, and has obtained a year 2000 certification from the purchaser stating that all of its hardware and software systems have been tested and are year 2000 compliant. Based on the above, management does not believe that its very limited operations will be adversely impacted by year 2000 computer problems.

                            PART 2. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended March 31, 1999.

ITEM 2. CHANGES IN SECURITIES

      During the three months ended March 31, 1999, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders of the registrant during the three months ended March 31, 1999.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            None

      (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant




Date  May 14, 1999           By    /S/
                                      James C. Robertson, President
                                      (Chief Executive Officer)




Date  May 14, 1999           By    /S/
                                      R. Fredric Zullinger
                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer