Form 10-Q
period 1999-06-30
CONSUMERS FINANCIAL CORP
filed 1999-08-13
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999




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

                                                        Outstanding at
      Class of Common Stock                              July 31, 1999
       $.01 Stated Value                              2,578,295 shares

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX



PAGE
            PART 1. FINANCIAL INFORMATION                               NUMBER

Item 1. Financial Statements:

        Consolidated Statements of Net Assets in Liquidation -                3
            June 30, 1999 and December 31, 1998

        Consolidated Statements of Changes in Net Assets in Liquidation -     4
            For the Six and Three Months Ended June 30, 1999 and for the Period from March 25, 1998 to June 30, 1998

        Consolidated Statement of Operations -                                5
            For the Period from January 1, 1998 to March 24, 1998

        Consolidated Statement of Cash Flows -                                6
            For the Period from January 1, 1998 to March 24, 1998

        Notes to Consolidated Financial Statements                         7-12

Item 2. Management s Discussion and Analysis of Results of                13-16
            Operations and Financial Condition


            PART 2. OTHER INFORMATION

Item 1. Legal Proceedings                                                    17

Item 2. Changes in Securities                                                17

Item 3. Defaults upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders                  17

Item 5. Other Information                                                    17

Item 6. Exhibits and Reports on Form 8-K                                     17

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                         JUNE 30,
                                                                           1999              December 31,
 (in thousands)                                                         (UNAUDITED)              1998

  Assets
 Investments:
      Fixed maturities                                                       $1,023                $1,043

      Mortgage loans on real estate                                           1,568                 1,600
      Other invested assets                                                       5                    75
      Short-term investments                                                  1,507                 1,732
           Total investments                                                  4,103                 4,450

 Cash                                                                           160                   172
 Accrued investment income                                                       29                    36
 Receivables                                                                 20,825                21,590
 Prepaid reinsurance premiums                                                32,563                34,840
 Deferred policy acquisition costs                                               25                    50

 Property and equipment                                                         994                 1,018
 Other real estate                                                              182                   187
 Other assets                                                                   325                   345

           Total assets                                                      59,206                62,688
 Liabilities and Redeemable Preferred Stock

 Liabilities:
      Future policy benefits                                                 17,068                17,645
      Unearned premiums                                                      32,625                35,163
      Other policy claims and benefits payable                                2,775                 2,882
      Other liabilities                                                       1,867                 1,800
                                                                             54,335                57,490

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible                                 4,815                 4,815

           Total liabilities and redeemable preferred stock                  59,150                62,305


 Net assets in liquidation                                                      $56                  $383

                 See Notes to Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                            FOR THE PERIOD
                                                        Six Months        Three Months      FROM MARCH 25,
                                                           Ended             Ended              1998 TO
 (in thousands)                                        June 30, 1999     June 30, 1999       JUNE 30, 1998

 Operating income:
      Earned premiums                                          $201                $90                $79
      Net investment income                                     109                 35                263

      Net fees from sale of customer accounts                   199                121                155
      Joint venture experience refunds                            -                (41)               178
      Gain on disposal of discontinued business                   -                  -                125
      Miscellaneous                                             117                 75                 81

                                                                626                280                881

 Operating expenses:
      Policyholder benefits                                     211                 94                 79

      Rent and related costs                                    102                 42                 79
      Salaries, wages and employee benefits                     182                 90                153
      Professional fees                                         106                 44                165

      Taxes, licenses and fees                                   23                 (1)               134
      Miscellaneous                                             106                 53                 48
                                                                730                322                658


 Operating income (loss) before income taxes                   (104)               (42)               223

 Income tax benefit (expense)                                     3                  -               (113)

 Decrease in unrealized appreciation of debt                    (21)                (9)               (16)

 Preferred stock dividends                                     (205)              (103)              (102)

 Adjustment of preferred stock to redemption                      -                  -               (175)


 Retirement of treasury shares-preferred                          -                  -                 57

 Purchase of treasury shares-common                               -                  -                 (7)

 Decrease in net assets for the period                         (327)              (154)              (133)

 Net assets at beginning of period                              383                210              1,715


 Net assets at end of period                                    $56                $56             $1,582

                 See Notes to Consolidated Financial Statements

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 24, 1998
                                   (UNAUDITED)

 (in thousands, except per share data)
 Revenues:
      Premiums written                                                                            ($4)
      Decrease in unearned premiums                                                                87
      Premium income                                                                               83
      Net investment income                                                                        60
      Net realized investment gains                                                                24
      Fees and other income                                                                       181

                                                                                                  348

 Benefits and expenses:
      Death and other benefits                                                                     83
      Operating expenses                                                                          368
                                                                                                  451


 Loss from continuing operations before income tax benefit                                       (103)
 Income tax benefit                                                                               (15)


 Loss from continuing operations                                                                  (88)


 Discontinued operations:
      Gain on disposal of discontinued business (net of  income taxes)                            112

 Net income                                                                                       $24


 Basic and diluted income (loss) per common share:
     Loss from continuing operations                                                             ($0.08)

     Discontinued operations                                                                       0.04
     Net loss                                                                                    ($0.04)

     Weighted average number of shares outstanding                                              2,596


 Cash dividends declared per common share                                                        NONE


                 See Notes to Consolidated  Financial Statements

                  CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 24, 1998
                                   (UNAUDITED)

 (in thousands)
 Cash flows from operating activities:
      Net income                                                                                      $24


     Adjustments to reconcile net income to net cash provided by operating
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

                 See Notes to Consolidated Financial Statements

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

1.  OVERVIEW AND BASIS OF ACCOUNTING:

    The operating losses incurred by Consumers Financial Corporation and its wholly-owned subsidiaries (the Company) over the past five years have significantly reduced its net worth and liquidity position. As a result, in May 1998, the Company completed the sale of its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. The Company s income or loss from operations now consists principally of (i) earned premium and related costs associated with a small, closed block of extended service contract business, (ii) fee revenues received from Life of the South Corporation (LOTS), the company which acquired the Company s credit insurance customer accounts, (iii) investment income on remaining assets and (iv) corporate expenses.

    On March 24, 1998, the Company s preferred and common shareholders approved a Plan of Liquidation and Dissolution, as discussed in Note 2 below. Accordingly, the Company adopted a liquidation basis of accounting for periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

    Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

    The changes in net assets for the six and three month periods ended
    June 30, 1999 are not necessarily indicative of the changes to be expected for the full year.

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

    In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock and distribute all remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company is receiving and will receive payments from LOTS until September 30, 2002 based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002 (see Note 4). As a result, the final distribution to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses.

3.  INCOME TAXES:

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Signifi-cant components of the Company's deferred tax liabilities and assets were as follows (in 000's):

                                                                    June 30,          December 31,
                                                                      1999                1998

 Deferred tax liabilities:
       Fixed maturities                                                 $2                   $9
      Deferred policy acquisition costs                                  8                   17

      Other                                                             40                   41
                                                                        50                   67
 Deferred tax assets:
      Future policy benefits and financial reinsurance                  65                   64
      Net operating loss carryforwards                               2,258                2,175

      Other                                                            309                  259
                                                                     2,632                2,498
      Valuation allowance for deferred tax assets                   (2,582)              (2,431)
                                                                        50                   67


 Net deferred tax asset                                                 $0                   $0

    Significant components of the provision (benefit) for income taxes are as follows (in 000's):

                                                     Six Months                          FOR THE PERIOD
                                                        Ended          Three Months      FROM MARCH 25,
                                                      June 30,            Ended              1998 TO
                                                        1999          June 30, 1999       JUNE 30, 1998

 Current                                                    ($3)                 -               $25

 Deferred                                                     -                  -                88

 Total income tax expense (benefit)                         ($3)                 -              $113





    The reconciliation of the provision (benefit) for income taxes and the amount which would have been provided at statutory rates is as follows (in 000's):

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

    In November 1997, the Company and a third party reinsurer were sued by a former general agency with which the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced.
    The claimant is seeking monetary damages to compensate it for the Company s alleged failure to share profits and for other alleged losses resulting from the Company s rejection of policy applications involving unacceptable risks. While management believes this claim is completely without merit and intends to vigorously defend itself in this matter, the ultimate outcome of this claim cannot be determined at this time. The Company has filed two counterclaims against this agency seeking damages for losses the Company sustained as a result of the agency s alleged breach of the partnership agreement and to recover an unpaid loan made to the agency.

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

5.  PER SHARE INFORMATION:

    The following table sets forth the computation of basic and diluted per common share data for the period prior to the adoption of the liquidation basis of accounting:


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


ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    A review of the significant factors which affected the Company s net assets in liquidation at June 30, 1999 and the changes in its net assets in liquida-tion for the six and three month periods ended June 30, 1999 is presented below. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company s 1998 Form 10-K.

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-Q may include forward-looking statements which reflect the Company s current views with respect to future events and financial performance. These forward-looking statements are
identified by their use of such terms and phrases as  intends,   intend,
 intended,   goal,   estimate,   estimates,   expects,   expect,   expected,
 project,   projected,   projections,   plans,   anticipates,   anticipated,
 should,   designed to,   foreseeable future,   believe,   believes  and
 scheduled and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    OVERVIEW

    The Company s shareholders approved a Plan of Liquidation and Dissolution at a Special Meeting held on March 24, 1998. Accordingly, the Company adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998 the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

    The agreement with the purchaser of the Company s credit insurance business provides that the proceeds from the sale of the customer accounts are to be received on a quarterly basis until September 2002, based on the amount of credit insurance premiums produced by those accounts. The Company may also receive a payment from a contingency fund established by the company and the purchaser based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience from October 1, 1997 through December 31, 1998, as provided by the purchaser, the Company would not be entitled to any portion of the contingency fund. Because of these future payments and potential future payments, the distribution, if any, to the Company s common shareholders will not be made until late in 2002, when all amounts due from the purchaser have been received.

    The Company s net assets in liquidation declined during the first half of 1999 from $383,000 to $56,000 due primarily to preferred shareholder dividends totaling $205,000 and an excess of operating expenses over operating income of $104,000. Expenses for the period included $75,000 in accounting and actuarial fees incurred primarily in connection with the Company s year end 1998 financial reporting. Legal fees relating to both litigation and the denial of certain insurance claims prior to the sale of the Company s credit insurance business totaled $31,000 during the first six months of 1999. In addition, the fees which the Company receives from the sale of its customer accounts were lower than expected due to the purchaser s cancellation of certain unprofitable accounts.

    In the second quarter of 1999, net assets declined by $154,000 to $56,000, also primarily because of preferred shareholder dividends and an excess of operating expenses over operating income of $42,000.

    In the first quarter of 1998, prior to the adoption of the liquidation basis of accounting, the Company s net income was $24,000, which included a $112,000 gain representing an adjustment, net of tax, to the $3,100,000 loss reported in 1997 from the disposal of the Company s credit insurance business.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

   As a result of the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company s income and expenses now consist principally of (i) fee income from the sale of the Company s customer accounts,
(ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, professional fees and home office and related real estate costs. A small, closed block of extended service contract business assumed from another insurer continues to generate earned premiums and policyholder benefits but has virtually no impact on the Company s changes in net assets. A discus-sion of the material factors which affected the changes in the Company s net assets in liquidation for the six and three month periods ended June 30, 1999 and for the comparable periods in 1998 is presented below.

    For the first six months of 1999, the Company s operating expenses exceeded its operating income by $104,000. For the same period in 1998, including the period prior to the adoption of the liquidation basis of accounting, the Company reported operating income in excess of operating expenses of $232,000. The sharp decline between years is attributable to several factors. For the six months ended June 30, 1998, the Company reflected a $237,000 gain from the sale of its credit insurance business, which represented an adjustment to certain estimates made in 1997 when the loss on the sale was initially reported. In addition, as a result of excellent claims experience, the Company reported unusually high profits in 1998 from a now terminated joint venture. The 1998 joint venture profits totaled $178,000, while no profits were earned in the first half of 1999. The Company s net fee income from the sale of its customer accounts also declined from $255,000 in the first six months of 1998 to $199,000 in 1999.

    The Company continues to incur costs for (i) professional fees, primarily accounting and legal fees, (ii) employee expenses related to its three remain-ing full-time employees and (iii) rent and other costs related to the Company s home office building. With respect to the home office building, in which it owns a one-half interest, the Company s lease on the half of the building which it does not own will expire on July 31, 1999. In accordance with the terms of the lease agreement, the Company pays all taxes, insurance, utilities and repairs in addition to its base rent. In the future, and until the building is sold, the Company will only be responsible for a minimal amount of rent for the limited space it occupies and for one-half of the operating costs. The Company and its co-owner are actively attempting to sell the property.

    The $154,000 decline in net assets which occurred in the second quarter of 1999 is primarily the result of the $103,000 quarterly dividend to preferred shareholders and a $42,000 loss from the terminated joint venture referred to earlier. Net fee income from the sale of the customer accounts increased $43,000, as expected, over the first quarter of 1999 due to the generally higher premium volumes in the second and third quarters of the year.

ESTIMATED NET EXPENSES DURING LIQUIDATION PERIOD

    As indicated above, the liquidation of the Company is expected to continue until late in 2002 when all fee payments and other potential distributions will have been received from the purchaser of the credit insurance business. Until that time, certain corporate expenses will continue to be incurred and investment income will continue to be earned on existing invested assets. The Board of Directors may determine during this period that the amount of funds available for ultimate distribution to shareholders may be increased by transferring all of the Company s remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying all liabilities and making any distributions to the preferred and common shareholders.

    Based on management s estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other costs, including preferred shareholder dividends, will exceed fee income and other revenues during the remaining liquidation period by approximately $150,000 to $250,000. Actual income and expenses could vary significantly from the present estimates due to uncertainties as to when certain assets will be liquidated, when the distribution to preferred shareholders occurs, the level of actual expenses which will be incurred and the ultimate resolution of various contingencies which exist and which may arise in the future. Based on the above estimates and because of the uncertainties described above, there is no assurance that the Company s common shareholders will receive any distribution or that the distribution to preferred shareholders will be equal to the full redemption value of those shares.

                               FINANCIAL CONDITION

Capital Resources

    Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future.The Company s net assets in liquidation were $383,000 at the beginning of 1999 compared to $56,000 at June 30, 1999. Net assets declined primarily as a result of the $104,000 excess of operating expenses over operating income discussed above and $205,000 in quarterly dividend payments to preferred shareholders. The Company s total invested assets ( consisting of bonds, mortgage loans and short-term investments) decreased from $4,450,000 to $4,103,000 during the first six months of 1999. The reduction is attributable to the excess of operating expenses over operating income and the preferred dividends referred to above and to the payment of certain liabilities.
LIQUIDITY

    The Company s subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company s decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company s principal sources of cash funds are the fee income from LOTS, investment income on existing assets and proceeds from the sale of non-liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay operating expenses until the Company is dissolved and to pay dividends to preferred shareholders until the Company s preferred stock is redeemed. The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell its real estate investments and other non-liquid assets and the timing of such sales, as well as on the level of operating expenses the Company must incur during the liquidation period

INFLATION

    Because of the Company s current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next three and one-half years, the effects of inflation on the Company are minimal.

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

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

    The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments into a sinking fund. The first such payment was due in July 1999 in the amount of $414,610. However, the Company was unable to make this payment because of an insufficient level of liquid assets. As a result of its inability to make the sinking fund payment, the Company may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 1999.

ITEM 2. CHANGES IN SECURITIES

      During the three months ended June 30, 1999, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 1999.

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits required to be filed by Item 601 of Regulation S-K:

            None

      (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant



Date   August 13, 1999            By   /S/
                                      James C. Robertson, President
                                      (Chief Executive Officer)




Date  August 13, 1999             By   /S/
                                      R. Fredric Zullinger
                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer