Form 10-Q
period 1999-09-30
CONSUMERS FINANCIAL CORP
filed 1999-11-12
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999




                         COMMISSION FILE NUMBER: 0-2616



                         CONSUMERS FINANCIAL CORPORATION
                             1200 CAMP HILL BY-PASS
                               CAMP HILL, PA 17011

      PENNSYLVANIA                                    23-1666392
      State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)



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

                                                        Outstanding at
      Class of Common Stock                            August 31, 1999
          $.01 Stated Value                           2,578,295 shares

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                          PAGE
PART I. FINANCIAL INFORMATION                                           NUMBER

Item 1. Financial Statements:

Consolidated Statements of Net Assets in Liquidation -                        3
            September 30, 1999 and December 31, 1998

    Consolidated Statements of Changes in Net Assets in Liquidation -         4
            For the Nine and Three Months Ended September 30, 1999, for the Period from March 25, 1998 to September 30, 1998 and for the Three Months Ended September 30, 1998

    Consolidated Statement of Operations -                                    5
            For the Period from January 1, 1998 to March 24, 1998

    Consolidated  Statement of Cash Flows -                                   6
            For the Period from January 1, 1998 to March 24, 1998

    Notes to Consolidated Financial Statements                           7 - 12

Item 2. Management s Discussion and Analysis of Results of                13-17
            Operations and Financial Condition


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Changes in Securities                                                18

Item 3. Defaults upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits and Reports on Form 8-K                                     18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                       SEPTEMBER 30,
                                                                           1999              December 31,
 (in thousands)                                                         (UNAUDITED)              1998

 Assets

 Investments:
      Fixed maturities                                                         $368                $1,043

      Mortgage loans on real estate                                           1,558                 1,600
      Other invested assets                                                       5                    75

      Short-term investments                                                  1,977                 1,732
           Total investments                                                  3,908                 4,450


 Cash                                                                            97                   172
 Accrued investment income                                                       22                    36

 Receivables                                                                 12,595                21,590
 Prepaid reinsurance premiums                                                31,180                34,840

 Deferred policy acquisition costs                                               12                    50
 Property and equipment                                                       1,082                 1,018

 Other real estate                                                                                    187
 Other assets                                                                   143                   345


           Total assets                                                      49,039                62,688


 Liabilities and Redeemable Preferred Stock

 Liabilities:
      Future policy benefits                                                  9,162                17,645

      Unearned premiums                                                      31,180                35,163
      Other policy claims and benefits payable                                2,446                 2,882

      Other liabilities                                                       1,475                 1,800
                                                                             44,263                57,490


 Redeemable preferred stock:

      Series A, 8 1/2% cumulative convertible                                 4,675                 4,815


      Total liabilities and redeemable preferred stock                       48,938                62,305


 Net assets in liquidation                                                     $101                  $383

                 See Notes to Consolidated Financial Statements

                  CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                                                                 FOR THE PERIOD
                                               Nine Months      Three Months     FROM MARCH 25,      Three Months
                                                  Ended             Ended            1998 TO            Ended
                                              September 30,     September 30,     SEPTEMBER 30,     September 30,
 (in thousands)                                    1999              1999             1998               1998

 Operating income:

      Earned premiums                                 $320              $119             $157              $78
      Net investment income                            148                39              387              122

      Net fees from sale of customer                   312               113              215               60
 accounts
      Joint venture experience refunds                 (50)              (50)             222               44

      Net realized investment gains                     98                98               (3)              (4)
 (losses)
      Gain (loss) on disposal of
 discontinued

         business                                                                          84              (41)
      Miscellaneous                                    308               191              134               63
                                                     1,136               510            1,196              322


 Operating expenses:

      Policyholder benefits                            319               108              157               78
      Rent and related costs                           129                27              181              109

      Salaries, wages and employee                     289               107              265              112
 benefits
      Professional fees                                149                43              274              108

      Taxes, licenses and fees                          17                (6)             160               26
      Miscellaneous                                    267               161               82               35

                                                     1,170               440            1,119              468


 Operating income (loss) before
    income taxes                                       (34)               70               77             (146)


 Income tax benefit (expense)                            7                 4             (143)             (30)


 Decrease in unrealized appreciation
    of debt securities                                 (25)               (4)             (37)             (21)


 Preferred stock dividends                            (307)             (102)            (204)            (102)


 Adjustment of preferred stock
    to redemption value                                 77                77             (175)


 Other                                                                                     50
 Increase (decrease) in net assets
    for the period                                    (282)               45             (432)            (299)


 Net assets at beginning of period                     383                56            1,715            1,582


 Net assets at end of period                          $101              $101           $1,283           $1,283


                 See Notes to Consolidated Financial Statements

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 24, 1998
                                   (UNAUDITED)


 (in thousands, except per share data)

 Revenues:
      Premiums written                                                                            ($4)

      Decrease in unearned premiums                                                                87
      Premium income                                                                               83

      Net investment income                                                                        60
      Net realized investment gains                                                                24

      Fees and other income                                                                       181
                                                                                                  348


 Benefits and expenses:

      Death and other benefits                                                                     83
      Operating expenses                                                                          368

                                                                                                  451


 Loss from continuing operations before income tax benefit                                       (103)
 Income tax benefit                                                                                15


 Loss from continuing operations                                                                  (88)


 Discontinued operations:
      Gain on disposal of discontinued business (net of income taxes)                             112


 Net income                                                                                       $24


 Basic and diluted income (loss) per common share:

     Loss from continuing operations                                                             ($0.08)
     Discontinued operations                                                                       0.04

     Net loss                                                                                    ($0.04)


     Weighted average number of shares outstanding                                              2,596



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

                 See Notes to Consolidated Financial Statements

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

1.  OVERVIEW AND BASIS OF ACCOUNTING:

The operating losses incurred by Consumers Financial Corporation and its wholly owned subsidiaries (the Company) over the past five years have significantly reduced its net worth and liquidity position. As a result, in May 1998, the Company completed the sale of its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. The Company s income or loss from operations now consists principally of (i) earned premium and related costs associated with a small, closed block of extended service contract business,
(ii) fee revenues received from Life of the South Corporation (LOTS), the company which acquired the Company s credit insurance customer accounts, (iii) investment income on remaining assets and (iv) corporate expenses.

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

The changes in net assets for the nine and three month periods ended September 30, 1999 are not necessarily indicative of the changes to be expected for the full year.

2.  DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION:

On December 30, 1997, the Company entered into agreements with LOTS and American Republic Insurance Company (American Republic), pursuant to which the Company (i) sold its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sold its September 30, 1997 inforce block of credit insurance business to American Republic effective January 1, 1998 and
(iii) sold one of its wholly-owned reinsurance subsidiaries to LOTS effective August 31, 1998.

LOTS and the Company also agreed that, with respect to the Company s principal insurance subsidiary, new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, or an earlier date which may be agreed to by the parties. This premium and the related insurance risk are also reinsured 100% to American Republic. The parties subsequently modified their agreement to extend the September 30, 1999 date to November 15, 1999 with respect to Pennsylvania premiums only.

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

The sale of the inforce block of business resulted in an after-tax loss of approximately $3,665,000, of which $3,919,000 was reflected in the Company s fourth quarter 1997 financial statements through a writedown of deferred policy acquisition costs. An offsetting gain on disposal of $254,000, which resulted from adjustments to certain estimates made in 1997, was included in the Company s 1998 financial statements.

In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, redeem its preferred stock and distribute all remaining cash to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company is receiving and will receive payments from LOTS until September 30, 2002 based on the amount of credit insurance premiums produced by the customer accounts sold by the Company to LOTS. The Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002 (see Note 4). As a result, the distribution, if any, to the Company s common shareholders will not be made until late in 2002 when the amounts due from LOTS have been received. The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses.

3.  INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets were as follows
(in 000's):

                                                                  September 30,       December 31,
                                                                      1999                1998

 Deferred tax liabilities:

      Fixed maturities                                                                          $9
      Deferred policy acquisition costs                                   $4                    17

      Other                                                               -                     41
                                                                           4                    67

 Deferred tax assets:
      Future policy benefits and financial reinsurance                    65                    64

      Net operating loss carryforwards                                 2,299                 2,175
      Other                                                              228                   259

                                                                       2,592                 2,498
      Valuation allowance for deferred tax assets                     (2,588)               (2,431)

                                                                           4                    67


 Net deferred tax asset                                                   $0                    $0


Significant components of the provision (benefit) for income taxes are as follows (in 000's):

                                                                 FOR THE PERIOD
                             Nine Months      Three Months       FROM MARCH 25,       Three Months
                                Ended             Ended             1998 TO               ended
                            September 30,     September 30,       SEPTEMBER 30,       September 30,
                                 1999             1999                1998                1998

 Current                             ($7)              ($4)                $44                 $19


 Deferred                              -                 -                  99                  11


 Total income tax
 expense (benefit)                   ($7)              ($4)               $143                 $30



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


4.  COMMITMENTS AND CONTINGENCIES:

In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1,750,000. The Company continued to lease the portion of the building it does not own for $17,000 per month through July 1999 when its lease expired. Prior to the expiration of the lease, the Company subleased a portion of the office space to various third party tenants. Effective August 1, 1999, the Company and its co-owner share equally in the rent from these tenants. The building lease was classified as an operating lease. The Company has no other significant leases.

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

A dispute has arisen between the Company and the purchaser of its credit insurance business relating to the payment of investment income on the assets which were transferred to the purchaser. Subsequent to the closing of the transaction, the purchaser claimed that the Company owes it approximately $1, 400,000 for investment earnings on the amount transferred from October 1, 1997, the effective date of the agreement, to May 13, 1998, the date of settlement on the sale transaction. In October 1999, the purchaser informed the Company that it would begin withholding from the Company the fee income payments which are contractually due to the Company from the sale of the credit insurance accounts. For the nine months ended September 30, 1999, fee income totaled $312,000. The Company believes the purchaser s claim for investment income is without merit and intends to take all actions necessary to collect the fee income amounts to which it is contractually entitled. However, the ultimate outcome of this matter cannot be determined at this time.

Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not result in a significant effect on the financial condition or future operating results of the Company or its subsidiaries. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management does not believe that the ultimate outcome of any such challenges will have a material effect on the Company s financial statements.

5.  REDEEMABLE PREFERRED STOCK:

The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments into a sinking fund. The first such payment was due in July 1999 in the amount of $414,610. However, the Company was unable to make this payment because of an insufficient level of liquid assets. As a result of its inability to make the sinking fund payment, the Company may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares. The terms of the preferred stock also state that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares purchased. Accordingly, the purchase of 14,000 preferred shares in September 1999 resulted in a $140,000 reduction in the amount due to the fund. At
September 30, 1999, the sinking fund deficiency was $274,610.

6.  PER SHARE INFORMATION:

The following table sets forth the computation of basic and diluted per common share data for continuing operations for the period prior to the adoption of the liquidation basis of accounting:

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



ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A review of the significant factors which affected the Company s net assets in liquidation at September 30, 1999 and the changes in its net assets in liquidation for the nine and three month periods ended September 30, 1999 is presented below. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company s 1998 Form 10-K.

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

The agreement with the purchaser of the Company s credit insurance business provides that the proceeds from the sale of the customer accounts are to be received as fee income on a quarterly basis until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, a dispute has arisen between the Company and the purchaser regarding the payment of investment income on the assets which were transferred in connection with the sale of the Company s inforce credit insurance business to the purchaser. The purchaser has recently informed the Company that it would begin withholding the above-referenced fee income payments to offset the investment income it claims it is due. For the nine months ended September 30, 1999, fee income totaled $312,000. The Company believes the purchaser s claim for investment income is without merit and intends to take all actions necessary to collect the fee income amounts to which it is contractually entitled. However, the ultimate outcome of these matters cannot presently be determined.

The Company may also receive a payment from a contingency fund established by the Company and the purchaser based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience from October 1, 1997 through December 31, 1998, as provided by the purchaser, the Company would not be entitled to any portion of the contingency fund. Because of the fee income payments and the potential payment from the contingency fund, the distribution, if any, to the Company s common shareholders will not be made until late in 2002, when all amounts due from the purchaser have been received.

The Company s net assets in liquidation declined during the first nine months of 1999 from $383,000 to $101,000 primarily because of the preferred shareholder dividends of $307,000. Operating expenses for the period exceeded operating income by $33,000. However, the Company purchased 14,000 shares of its preferred stock for $77,000 less than the redemption value of those shares, resulting in a corresponding increase in the Company s net assets. The Company also benefitted from the settlement and revaluation of certain liability amounts, the effects of which have been included in miscellaneous income. This income was partially offset by a $119,000 write-off of the remaining value of the insurance charter and state licenses of one of the Company s subsidiaries. This write-off is included in miscellaneous expenses.

In the third quarter of 1999, net assets increased by $45,000 (from $56,000 to $101,000). A substantial portion of the liability settlement and revaluation referred to above and the $77,000 increase resulting from the purchase of the preferred shares both occurred during the third quarter. These gains more than offset the $102,000 preferred dividend for the quarter.

In the first quarter of 1998, prior to the adoption of the liquidation basis of accounting, the Company s net income was $24,000, which included a $112,000 gain representing an adjustment, net of tax, to the $3,100,000 loss reported in 1997 from the disposal of the Company s credit insurance business.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

    As a result of the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company s income and expenses now consist principally of (i) fee income from the sale of the Company s customer accounts,
(ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, professional fees and home office and related real estate costs. A small, closed block of extended service contract business assumed from another insurer continues to generate earned premiums and policyholder benefits but has no impact on the Company s changes in net assets. A discussion of the material factors which affected the changes in the Company s net assets in liquidation for the nine and three month periods ended September 30, 1999 and for the comparable periods in 1998 is presented below.

For the first nine months of 1999, the Company s operating expenses exceeded its operating income by $33,000. For the same period in 1998, including the period prior to the adoption of the liquidation basis of accounting, the Company reported operating income in excess of operating expenses of $86,000. As referred to above, during 1999, the Company settled certain liability amounts and revalued certain other liabilities, resulting in a reduction in those liabilities. In addition, the Company purchased 14,000 shares of its preferred stock for $77,000 less than the redemption value of those shares, resulting in a corresponding increase in the Company s net assets in liquidation. These increases were partially offset by a $119,000 write-off of the remaining value of the insurance charter and state licenses of one of the Company s subsidiaries. The write-off resulted from the surrender of the subsidiary s certificate of authority as a life insurance company based on management s determination that the charter and licenses could not be readily sold. The Company also reported a $50,000 loss from a now terminated joint venture in 1999 compared to unusually high profits of $222,000 from that venture for the same period in 1998. In 1998, the Company also reflected a $196,000 gain from the sale of its credit insurance business, which represented an adjustment to certain estimates made in 1997 when the loss on the sale was initially reported.

The Company continues to incur costs for (i) professional fees, primarily accounting and legal fees, (ii) employee expenses related to its three remaining full-time employees and (iii) rent and other costs related to the Company s home office building. With respect to the home office building, in which it owns a one-half interest, the Company s lease on the half of the building which it does not own expired on July 31, 1999. In accordance with the terms of the lease agreement, the Company paid all taxes, insurance, utilities and repairs in addition to its base rent. The Company is now only responsible for a minimal amount of rent for the limited space it occupies and for one-half of the operating costs. In September 1999, the Company and its co-owner signed an agreement to sell the property for an amount which, net of closing costs, exceeds the September 30, 1999 carrying value. Pursuant to the terms of the agreement, the sale is contingent upon the buyer s ability to secure financing by December 15, 1999. If the buyer obtains the necessary financing, closing is scheduled for February 1, 2000.

The $45,000 increase in net assets which occurred in the third quarter of 1999 represents a significant improvement over the $299,000 decline reported for the third quarter of last year. The improvement in 1999 compared to 1998 is primarily the result of the settlement and revaluation of certain liability amounts referred to earlier, most of which occurred in the third quarter, the purchase of preferred shares for less than the redemption value of the shares and reductions in rent expense (due to the termination of the Company s building lease in July) and professional fees. The decrease in net assets in the third quarter of 1998 is primarily attributable to higher expenses.

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

Based on management s estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other costs, including preferred shareholder dividends, will exceed fee income and other revenues during the remaining liquidation period by approximately $700,000 to $900,000. Actual income and expenses could vary significantly from the present estimates due to uncertainties as to when certain assets will be liquidated, when the distribution to preferred shareholders occurs, the outcome of the fee income dispute referred to above, the level of actual expenses which will be incurred and the ultimate resolution of various contingencies which exist and which may arise in the future. Based on the above estimates and because of the uncertainties described above, there is no assurance that the Company s common shareholders will receive any distribution or that the distribution to preferred shareholders will be equal to the full redemption value of those shares.

                               FINANCIAL CONDITION

CAPITAL RESOURCES

Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. The Company s net assets in liquidation were $383,000 at the beginning of 1999 compared to $101,000 at September 30, 1999. Net assets declined principally as a result of $307,000 in preferred share-holder dividends. The Company s total invested assets (consisting of bonds, mortgage loans and short-term investments) decreased from $4,450,000 to $3,908,000 during the first nine months of 1999. Most of the reduction is attributable to the preferred dividend payments referred to above.

LIQUIDITY

The Company s subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company s decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company s principal sources of cash funds are the fee income from LOTS, investment income on existing assets and proceeds from the sale of non-liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay operating expenses until the Company is dissolved and to pay dividends to preferred shareholders until the Company s preferred stock is redeemed. The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell its real estate investments and other non-liquid assets and the timing of such sales, as well as on the outcome of the fee income dispute referred to above and the level of operating expenses the Company must incur during the liquidation period

INFLATION

Because of the Company s current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next three years, the effects of inflation on the Company are minimal.

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

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments into a sinking fund. The first such payment was due in July 1999 in the amount of $414,610. However, the Company was unable to make this payment because of an insufficient level of liquid assets. As a result of its inability to make the sinking fund payment, the Company may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares. The terms of the preferred stock also state that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares purchased. Accordingly, the purchase of 14,000 preferred shares in September 1999 resulted in a $140,000 reduction in the amount due to the fund. At September 30, 1999, the sinking fund deficiency was $274,610.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended September 30, 1999.

ITEM 2. CHANGES IN SECURITIES

During the three months ended September 30, 1999, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 1999.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required to be filed by Item 601 of Regulation S-K:

        None

    (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant



Date   November 12, 1999     By   /S/
                                  James C. Robertson, President
                                  (Chief Executive Officer)




Date  November 12, 1999      By   /S/
                                  R. Fredric Zullinger
                                  Senior Vice President,
                                  Chief Financial Officer
                                  and Treasurer