Form 10-K
period 1999-12-31
CONSUMERS FINANCIAL CORP
filed 2000-03-28
CIK 100320

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                               FORM 10-K

 < X > Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934

                              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Based on the closing price on March 1, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was $180,481.

     The number of outstanding common shares of the registrant as of March 1, 2000 was 2,578,295.

                                    PART I

TEM 1.     BUSINESS
                                 GENERAL
     Consumers Financial Corporation (the "Company") is an insurance holding company which, until October 1, 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the Middle Atlantic region of the United States. The insurance subsidiaries previously conducted the majority of their business in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia, marketing credit insurance products primarily through automobile dealers. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product.

    Effective October 1, 1997, the Company transferred all of its credit insurance and fee income accounts to Life of the South Corporation ( LOTS ), a Georgia-based financial services holding corporation. On January 1, 1998,
LOTS hired substantially all of the sales and marketing personnel of the company and assumed the administration of the Company s credit insurance business. In addition, effective January 1, 1998, the Company also reinsured to American Republic Insurance Company ( American Republic ), a financial partner of LOTS in this transaction, 100% of its credit insurance business which was inforce on September 30, 1997 (the Sale of Assets ) and reinsured 100% of the credit insurance business written on the policy or certificate forms of the Company s subsidiaries in the fourth quarter of 1997. In connection with these transactions, the Company and LOTS also agreed that, with respect to one of the subsidiaries, the new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999, which date was extended by the parties to November 15, 1999 with respect to Pennsylvania business only. This premium and the related insurance risk were also reinsured 100% to American Republic.

     Settlement on the Sale of Assets transaction, which received the approval of state insurance regulators and the approval of the Company s preferred and common shareholders at a special meeting held on March 24, 1998 (the Special Meeting ), took place in May 1998. At the Special Meeting, the Company s shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation ) pursuant to which the Company is liquidating its remaining assets in order to provide for all of its liabilities, distribute cash to its preferred shareholders, up to their liquidation preference, and distribute any remaining cash to its common shareholders.

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

     The Company, through its wholly-owned subsidiary, IAAC, Inc., formerly Interstate Auto Auction, Inc. ("Interstate"), also conducted wholesale and retail automobile auctions of used vehicles for automobile dealers, banks and leasing companies. The Company sold the business and the related operating assets of Interstate in November 1996. Additional information regarding the termination of the auto auction operations appears below under Operations.

     The term "Company" when used herein refers to Consumers Financial Corporation and its subsidiaries unless the context requires otherwise. The Company's executive offices are located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania 17011. Its telephone number is (717) 761-4230.

     The Company was formed in 1966 as 20th Century Corporation (a Pennsylvania business corporation) and adopted its present name on May 30, 1980. The Company operated through various wholly-owned subsidiaries since it was formed; however, all of these subsidiaries have been either sold or liquidated except for Consumers Life Insurance Company, a Delaware life insurance company ( Consumers Life ).

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

                              OPERATIONS

     The Company's principal subsidiary, Consumers Life, was engaged in the marketing of credit insurance business until October 1, 1997. Consumers Life is licensed in 25 states and the District of Columbia. In September 1999, IFLAC Corp. (formerly Investors Fidelity Life Assurance Corp.), an Ohio life insurance company which previously marketed credit insurance in that state, surrendered its certificate of authority to conduct insurance operations and was then liquidated. In August 1997, the Company sold another wholly-owned subsidiary, Consumers Life Insurance Company of North Carolina, which had also been engaged in the sale of credit insurance.

     As noted previously in this Item 1, the Company sold its credit insurance customer accounts to LOTS as of October 1, 1997 and, effective January 1, 1998, the Company transferred to American Republic, through reinsurance, its September 30, 1997 inforce block of credit insurance business and 100% of the credit insurance business written in the fourth quarter of 1997. As a result of these transactions with LOTS and American Republic, the Company has no remaining business segments, since it sold the remainder of its individual life insurance business as of January 1, 1997 and sold its auto auction business in November 1996. The information appearing below briefly describes the three business segments in which the Company previously operated. The activities of the Company are now restricted primarily to the collection of investment income on the Company s remaining invested assets, the collection of fee revenues from LOTS from the sale of the Company s credit insurance accounts and the payment of certain corporate costs and other fixed overhead expenses.

     Since the reinsurance treaty between Consumers Life and American
Republic is an indemnity agreement, Consumers Life would become liable for the insurance risks transferred in the event American Republic is unable to meet its obligations under the reinsurance agreement.

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

     The Company also marketed, in an agency capacity, extended service automobile warranty products through a subsidiary. These products were underwritten by unaffiliated insurance companies, administered by unaffiliated third party administrators and sold primarily through automobile dealers who also sold the Company's credit insurance. Other related products and services were also offered to the Company's automobile dealer customers.

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

                              INVESTMENTS

     The Company's insurance subsidiaries have historically invested primarily in fixed maturity securities (bonds) and, to a lesser extent, in mortgages with intermediate terms (generally not more than seven years). Investments in mortgages allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. Prior to the sale of the Company s direct universal life business, the Company's investment policy also included investing in certain mortgage-backed securities which provided competitive yields on assets supporting these interest sensitive products. The Company s only remaining fixed maturity securities are bonds and a certificate of deposit which Consumers Life is required to maintain on deposit with various state insurance departments.

     The Company s mortgage loan portfolio, which relates primarily to commercial real estate, has declined significantly during the past five years, from $9.9 million at the end of 1994 to $1.6 million at December 31, 1999. The reduction is primarily attributable to the sale of certain mortgages, refinancings and early payoffs. Approximately $1.1 million of the mortgage balance at the end of 1999 relates to a loan issued to the co-owner of the Company s home office building. Upon the sale of the office building, which is scheduled to occur in June 2000, this loan will be repaid in full. The mortgage portfolio has generally been concentrated in the Central Pennsylvania area. The Company considered this strategy to be conservative because this region has historically not been particularly susceptible to wide economic swings in recessionary times, due to the diversity of industries throughout the area and the presence of government operations and military installations. Since the approval of the Plan of Liquidation, the Company has maintained all of its remaining investable funds in short-term securities in order to provide the liquidity necessary to pay current expenses and dividends to preferred shareholders and to eliminate the market risk associated with bond investments. The Company also intends to invest the funds which arise from the eventual liquidation of its mortgage loan investments and the office building in short-term securities.

     The following table sets forth the Company's investment results for the periods indicated:

                                     Years ended December 31,

                                    1999                    1998                         1997


                                Net                     Net                          Net
                            Investment   Yield       Investment    Yield         Investment    Yield
                              Income       %           Income        %             Income        %
 Interest:
      Fixed maturities            $60      6.4             $175     5.0             $1,934       6.7

      Mortgage loans              109      7.0              139     7.8                189       8.7

      Short term                   80      5.5              733     4.3                486       4.4
 investments
 Other                                                                                  82       9.7

                                  249      6.3            1,047     5.5              2,691       6.3

 Investment expenses              (39)   (0.7)              (85)   (0.4)              (675)     (1.6)

 Total net investment
     income                       210      5.6              962      5.1             2,016       4.7
 Less investment income
 for period subsequent
 to adoption of
 liquidation basis of
 accounting                       210                       487
 Net investment income
  for period prior  to
  adoption of
  liquidation
  basis of
  accounting                        0                       475                      2,016

 Less net investment
 income attributable to
 discontinued operations            0                       415                      1,953

 Net investment income
 attributable to
 continuing operations             $0                       $60                        $63


                              COMPETITION

     Inasmuch as the Company no longer conducts any insurance or other operations, it no longer competes with other organizations.

                              REGULATION

     Consumers Life is subject to regulation and supervision in the states in which it is licensed. The extent of such regulation varies from state to state, but, in general, each state has statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing financial statement reserves, the form and content of financial reports and the type and concentration of permitted investments. Consumers Life is also subject to periodic examination by the Delaware Department of Insurance. Although this subsidiary now has only three direct policyholders, the Delaware Department continues to monitor the company s statutory capital and surplus and other aspects of its financial compliance with state insurance laws and regulations.

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

     The Company is also subject to regulation under the insurance holding company laws of certain states. These laws vary from state to state, but generally require insurance holding companies and insurers that are subsidiaries of holding companies to register and file certain reports, including information concerning their capital structures, ownership, financial condition and general business operations, and require prior regulatory agency approval of changes in control of an insurer, most dividends and intercorporate transfers of assets within the holding company structure.

                         EMPLOYEES AND AGENTS

     As of March 1, 2000, the Company had only 3 full-time employees and 1 part-time employee. On January 1, 1998, all of the Company s sales personnel resigned and became employees of LOTS in connection with the transactions discussed earlier in this Item 1, and certain other administrative employees were terminated.

     The Company has adequate insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.

ITEM 2.     PROPERTIES

     Since September 1989, the Company has maintained its executive and business offices in a leased building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contains approximately 44,000 square feet of office space (approximately 39,000 square feet of leasable space). Prior to 1994, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building for $1.75 million, which reduced the Company s annual rent on the portion of the building it does not own to $204,000.

     As a result of the sale of all of its insurance operations and the adoption of the Plan of Liquidation, the Company has occupied only about 14% of the leasable office space during the past several years. Since 1998, the Company has leased about 45% of the leasable space to third party tenants pursuant to various short-term leases, and received $175,000, $87,000 and $57,000 in 1999, 1998 and 1997, respectively, from these subleases. The Company s lease terminated in July 1999, and since that time, the Company and its co-owner have shared in the sublease income and the operating costs of the office building.

     In September 1999, the Company and its co-owner signed an agreement to sell the office building to a local investor. Closing on the sale transaction is expected to take place in June 2000, at which time the Company anticipates leasing a minimal amount of office space elsewhere in order to complete the liquidation process.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1999 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise.

                              PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was delisted by NASDAQ for non-compliance with NASDAQ s new market value of public float requirements. The Company s Convertible Preferred Stock, Series A was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the new public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation and Dissolution on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market. Quarterly high and low bid prices for the Company s common and preferred stock, based on information provided by The National Association of Securities Dealers through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.


                                                           1999 QUARTERLY BID PRICES

                                 1st                2nd                   3rd                 4th
                               Quarter            Quarter               Quarter             Quarter

 Common Stock
      High                      0.16                0.10                 0.07                0.15

      Low                       0.10                0.07                 0.07                0.07



 Convertible Preferred Stock
 Series A

      High                      8.88                8.50                 4.75                2.75

      Low                       8.50                4.25                 2.00                2.00


     As of December 31, 1999, there were 6,724 shareholders of record who collectively held 2,578,295 common shares and 107 shareholders of record of the Convertible Preferred Stock, Series A, who held 463,461 shares. The number of recordholders presented above excludes individual participants in securities positions listings.

     Dividends on both the Company s common stock and Convertible Preferred Stock, Series A, are declared by the Board of Directors. No common stock dividends have been paid since 1994. See Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for a description of the restrictions on the Company's ability to pay dividends to common shareholders. The Convertible Preferred Stock, Series A dividends are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

          (NOT COVERED BY INDEPENDENT AUDITOR S REPORT)

                                                        For the            For the
                                                        period from       period from
                                        Year ended    March 25, 1998     January 1, 1998
 (dollar amounts in thousands,         December 31,         to                 to
   except per share)                     1999        December 31,1998    March 24, 1998        Years ended December 31,
                                                                                               1997      1996       1995

 Total revenues (excluding
  change in unearned premiums)                                                 $261             $40      $378       $664
 Premiums written                                                                (4)            (37)      353        685

 Net investment income                                                           60              63        59         40
 Net return on average                                                          4.8%            4.9%      5.4%       6.0%
  investments

 Loss from continuing                                                           (88)         (1,441)   (1,737)    (1,429)
  operations
 Discontinued operations                                                        112          (4,919)      503       (172)

 Net income (loss)                                                               24          (6,360)   (1,234)    (1,601)

 Basic and diluted income
  (loss) per common share:

     Loss from continuing                                                     (0.08)          (0.73)    (0.83)     (0.71)
      operations
     Discontinued operations                                                   0.04           (1.89)     0.19      (0.07)

     Net loss                                                                 (0.04)          (2.62)    (0.64)     (0.78)

 Increase (decrease) in net assets
 in liquidation:
     Net loss                              ($252)            ($132)

     Increase in liability
       for underfunded                      (388)             (734)
       pension plan
      Adjustment of liabilities
        to estimated
        settlement amounts                   210

      Preferred stock dividends             (406)             (307)





      Adjustment of preferred
        stock to estimated
        liquidation value                    303              (175)
      Other                                  150                16

      Net decrease                          (383)           (1,332)

                                                                          December 31,

                                           1999                               1998          1997        1996       1995
 Total assets                            $44,748                              $62,688      $85,035   $114,619    $123,322

 Net assets in liquidation                     0                                  333
 Total debt                                    0                                    0             0         0      2,537

 Shareholders  equity                                                                         1,806     8,650     11,014
 Shareholders  equity per
  common share                                                                                 0.78      3.31       4.20

 Cash dividends declared per
  common share                              NONE                                  NONE          NONE      NONE       NONE


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's net assets in liquidation at December 31, 1999 and the changes in its net assets in liquidation for the year then ended is presented below. Information relating to 1998 and 1997 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-K.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-K may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  OVERVIEW

     At the Special Meeting of Shareholders held on March 24, 1998, the Company's preferred and common shareholders approved the sale of the Company's credit insurance and related products business, which was the Company's only remaining business operation following the previous sales of its traditional and universal life insurance businesses and its auto auction business. In connection with the sale of its inforce credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries. At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets so that it can pay or provide for all of its liabilities, distribute cash to its preferred shareholders, up to the liquidation preference of those shares, and distribute the remaining cash, if any, to its common shareholders.

     The agreement with the purchaser of the credit insurance operations provides that the proceeds from the sale of the customer accounts are to be received as fee income on a quarterly basis until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K, a dispute arose during 1999 between the Company and the purchaser regarding the payment of investment income on the assets which were transferred to the purchaser in connection with the sale of the inforce credit insurance business. Until the dispute is resolved, the purchaser is withholding the above-referenced fee income from the Company to offset the investment income it believes it is due. At December 31, 1999, $137,000 of the $373,000 in net fee income reported for the year was being held by the purchaser. As required by the agreements between the parties, this matter will be settled through arbitration.

     The Company may also receive a payment from a contingency fund established by the Company and the purchaser based on the claims experience of the inforce credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, the Company would not be entitled to any portion of the contingency fund. Because of the fee income payments and the potential payment from the contingency fund, the distribution, if any, to the Company's common shareholders will not be made until late in 2002, when all amounts due from the purchaser have been received.

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

     At December 31, 1998, the Company's net assets in liquidation totaled $383,000. During 1999, the net assets in liquidation were reduced to zero, primarily as a result of a $252,000 net loss for the year, a $388,000 increase in the liability for the Company's under funded pension plan and $406,000 in preferred dividends. These reductions were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts and a $303,000 reduction in the estimated liquidation value of the Company's preferred stock. In 1998, for the period following the adoption of the liquidation basis of accounting, the Company's net assets in liquidation declined by $1.3 million, from $1.7 million to $383,000. This decrease was also the result of a net loss for the period ($132,000), an increase in the pension plan liability ($374,000) and preferred shareholder dividends ($307,000). For the period from January 1, 1998 to March 24, 1998, the Company reported net income of $24,000 (a loss of $.04 per share after giving consideration to preferred dividends), which included a $112,000 gain from the 1997 disposal of its discontinued credit insurance business. In 1997, the Company reported a loss from continuing operations of $1.4 million ($.73 per share) and a loss from discontinued operations of $4.9 million ($1.89 per share).

               RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     As a result of the sale of its remaining business and the adoption of the Plan of Liquidation, the Company's income and expenses now consist principally of (i) fee income from the sale of the Company's customer accounts, (ii) investment income on existing assets, and (iii) corporate expenses, primarily salaries, professional fees and home office rent and related costs. A discussion of the material factors which affected the Company's results of operations (for the year ended December 31, 1997 and for the period from January 1, 1998 to March 24, 1998) and the changes in its net assets in liquidation (for the period from March 25, 1998 to December 31, 1998 and for the year ended December 31, 1999) is presented below.

     For the year ended December 31, 1999, the Company s expenses exceeded its revenues by $252,000. In 1998, the Company reported (i) net income of $24,000 from January 1, 1998 to March 24, 1998 and (ii) an excess of expenses (including income taxes) over income of $132,000 for the period from March 25, 1998 to December 31, 1998, resulting in a total net loss of $108,000. In 1997, the Company s net loss totaled $6.4 million. The losses in 1999 and 1998 improved compared to the 1997 loss because of significant expense reductions and the elimination of the substantial losses which were being incurred in the Company s credit insurance business prior to its sale. A $3.9 million loss on the disposal of that segment and an additional $825,000 operating loss from that line of business were reflected in the 1997 results of operations.

     The Company s net assets in liquidation at December 31, 1999 were zero. The $383,000 decline in 1999 was the result of the $252,000 net loss mentioned earlier, a $388,000 increase in the liability for the Company s under funded pension plan and $406,000 in preferred stock dividends. These reductions were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts and a $303,000 reduction in the estimated liquidation value of the Company s preferred stock. The 1999 net loss is principally attributable to (i) higher than expected audit, actuarial and legal fees and salary expenses (in part due to the Company s inability to sell its life insurance subsidiary), (ii) delays in selling the Company s home office building, which resulted in higher than anticipated rent and maintenance costs for the year and (iii) a loss from a terminated joint venture which was expected to generate income.

     The Company's unfunded pension liability increased by $388,000 in 1999 principally because of the Company's decision in early 2000 to terminate the plan. This decision resulted in the use of a discount rate in computing the December 31, 1999 plan liabilities which is intended to approximate the rate which will be in effect when the actual termination takes place. For continuing plans, different assumptions regarding interest rates are generally utilized. The plan is expected to be terminated in late 2000, following Internal Revenue Service confirmation of its qualified status. At December 31, 1999, the plan's estimated unfunded liability was $534,000.

     Due to the continuing reductions in its net assets during 1999, the Company reduced the December 31, 1999 liquidation value of its preferred stock from $4.6 million ($10 per share - the liquidation preference) to $4.3 million ($9.35 per share).

     With respect to the home office building, in which it owns a one-half interest, the Company's lease on the half interest it does not own expired in July 1999. In accordance with the terms of the lease, the Company also paid all taxes, insurance, utilities and repairs in addition to its base rent. The Company now has no lease commitment and is responsible for only 50% of the operating costs. In September 1999, the Company and the co-owner signed an agreement to sell the property. Settlement is scheduled to occur in June 2000.

     For the period from March 25, 1998 to December 31, 1998, net assets in liquidation decreased by $1.3 million. The reduction was primarily due to (I) a $132,000 net loss, (ii) a $734,000 increase in the liability for the under funded pension plan and (iii) preferred shareholder dividends of $307,000. The net loss for the period was attributable to the write-off of $472,000 of deferred tax assets. On a pre-tax basis, revenues exceeded expenses by $395,000 due to a significant increase in income from a now terminated joint venture and because of $160,000 in realized investment gains. Profits from the joint venture totaled $243,000 from March 25, 1998 to the end of the year compared to a $20,000 loss in 1999. The unfunded liability in the Company's pension plan increased significantly because of the drop in long-term interest rates in 1998. A decrease in rates generally increases a plan's liabilities, while higher rates reduced the liabilities.

     From January 1, 1998 to March 24, 1998, the period prior to the adoption of the liquidation basis of accounting, the Company reported net income of $24,000 (a loss of $.04 per share) as a result of a $112,000 gain from the 1997 disposal of its discontinued credit insurance business. The gain represented an adjustment to certain estimates made in 1997 when the loss was initially reported.

     For the year ended December 31, 1997, the Company reported a loss from continuing operations of $1.4 million ($.73 per share) and a loss from discontinued operations of $4.9 million ($1.89 per share). The loss from continuing operations was in large part due to a $744,000 write-down of the Company's real estate holdings, including its home office building. The loss from discontinued operations was principally attributable to a $3.9 million loss on the disposal of the Company's credit insurance business and an additional $825,000 operating loss from that segment prior to its sale. A loss of $167,000 was also reported from the sale of the final portion of the Company's individual life insurance business in early 1997.

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS DURING
LIQUIDATION PERIOD

     As explained earlier, the liquidation of the Company is expected to continue until late in 2002 when all fee payments and the potential distribution from the contingency fund are received. Until that time, certain corporate expenses will continue to be incurred and investment income will continue to earn on existing invested funds. The Board of Directors may determine during this period that the amount of funds available for ultimate distribution to shareholders would be increased by transferring all of the Company's remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying all liabilities and making any distributions to the preferred and common shareholders.

     Based on management's estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other changes in net assets, including preferred stock dividends, will exceed fee income and other revenues during the liquidation period by approximately $500,000 to $700,000. Actual income and expenses and other net asset changes could vary significantly from the present estimates due to the uncertainties regarding (i) when certain assets will be liquidated,
(ii) when the distribution to the preferred shareholders occurs, (iii) the outcome of the investment income dispute discussed earlier, (iv) the level of actual expenses which will be incurred and (v) the ultimate resolution of any future contingencies which may arise.

                             FINANCIAL CONDITION

     A discussion of the important elements affecting the Company's net assets in liquidation at December 31, 1999 and 1998 is presented below.

CAPITAL RESOURCES

     Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. The Company's net assets in liquidation declined by $383,000 for the year ended December 31, 1999. As discussed earlier, the reduction is attributable to a $252,000 net loss for the year, a $388,000 increase in the Company's pension plan liability and preferred stock dividends of $406,000. These decreases were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts and a $303,000 reduction in the estimated liquidation value of the Company's preferred stock. The amount of the ultimate pension liability, and consequently the need for any further increase or decrease in the liability, is dependent on a number of factors, the most important of which is the prescribed interest rate which is in effect at the time the plan is terminated.

     For the year ended December 31, 1999, the Company's investments decreased by $900,000, from $4.5 million at the beginning of the year to $3.6 million at December 31, 1999. The decline is primarily attributable to the payment of $406,000 in preferred dividends and the payment of $625,000 to the Company's pension plan. In 1998, invested assets decreased from $41 million at the end of 1997 to $4.5 million at December 31, 1998 as a result of the transfer of more than $35 million to the purchaser of the Company's credit insurance business in connection with the sale of that business. Total investments at both December 31, 1999 and 1998 consisted principally of (i) U.S. Treasury Notes, owned by the Company's insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) three mortgage loans secured by commercial real estate, including one loan granted to the co-owner of the Company's home office building and secured by the co-owner's one-half interest in the building and
(iii) short-term investments, principally money market funds.

LIQUIDITY

     The Company's subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company's decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company's principal sources of cash funds are the fee income discussed earlier, investment income on existing assets and proceeds from the sale of non liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay operating expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders. The adequacy of the Company's liquidity position in the future will be principally dependent on its ability to sell its home office building and other non liquid assets and the timing of such sales, as well as on the outcome of the investment income dispute referred to above and the level of operating expenses the Company must incur during the liquidation period.

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 further reduced the sinking fund deficiency to $234,610 at December 31, 1999.

INFLATION

     Because of the Company's current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next three years, the effects of inflation on the Company are minimal.

YEAR 2000 COMPLIANCE

     Because the Company is no longer conducting any business operations and is in the process of liquidating its remaining assets, it is relying, both directly and indirectly, on fewer computer systems than in the past to maintain all of its financial and other records and file all required financial reports with state insurance departments and other regulators. In fulfilling its continuing, although limited, responsibilities, the Company directly utilizes on three computer systems, one for its general ledger accounting, one for the preparation of prescribed regulatory reports to state insurance departments and one for maintenance of its shareholder records (since the Company continues to perform its own stock transfer agent functions).

     Prior to December 31, 1999, the Company received written assurances from each of its software vendors that their respective systems were tested and would operate problem free during and after the year 2000. The Company also obtained a year 2000 certification from the purchaser of its credit insurance business (since it continues to receive certain financial reports from that company) stating that all of its hardware and software systems were tested and were year 2000 compliant.

     As of March 1, 2000, the Company has had no significant year 2000 computer software problems. Based upon the information outlined above, management does not believe that the Company s very limited operations will be adversely impacted by any year 2000 computer problems during the remainder of 2000.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, a December 31, 1999, the Company qualifies as a small business issuer under Regulation S-B of the Federal Securities Laws, A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

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

     The consolidated financial statements for the year ended December 31, 1999 have been audited by Stambaugh-Ness, P.C., independent auditors. The consolidated financial statements for the years ended December 31, 1998 and 1997 have been audited by Arthur Andersen LLP, independent auditors. Such audits were conducted in accordance with generally accepted auditing standards, and included a review and evaluation of our internal accounting control structure, tests of the accounting records and other auditing procedures which the auditors considered necessary to express their informed professional opinions on the consolidated financial statements.

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

          James C. Robertson                    R. Fredric Zullinger
          Chairman, Chief Executive Officer     Senior Vice President and
          and President                         Chief Financial Officer

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Consumers Financial Corporation

     We have audited the accompanying consolidated statement of net assets in liquidation of Consumers Financial Corporation and subsidiaries as of December 31, 1999 and the related consolidated statement of changes in net assets in liquidation for the year then ended. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

     As described in Note 4 to the financial statements, the shareholders of Consumers Financial Corporation approved a plan of liquidation on March 24, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to March 24, 1998 from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1999, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Consumers Financial Corporation and subsidiaries as of December 31, 1999 and the consolidated changes in their net assets in liquidation for the year then ended, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. The 1999 amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    STAMBAUGH-NESS, P.C.
York, Pennsylvania
March 14, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Consumers Financial Corporation

     We have audited the accompanying statements of operations, shareholders' equity and cash flows of Consumers Financial Corporation (a Pennsylvania corporation) and subsidiaries for the year ended December 31, 1997 and for the period from January 1, 1998 to March 24, 1998. In addition, we have audited the statement of net assets in liquidation as of December 31, 1998, and the related statement of changes in net assets in liquidation for the period from March 25, 1998 to December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     As described in Note 4 to the financial statements, the shareholders of Consumers Financial Corporation approved a plan of liquidation on March 24, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 24, 1998 from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 1998, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consumers Financial Corporation and subsidiaries for the year ended December 31, 1997 and for the period from January 1, 1998 to March 24, 1998, their net assets in liquidation as of December 31, 1998 and the changes in their net assets in liquidation for the period from March 25, 1998 to December 31, 1998, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. The 1998 and 1997 amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

New York, New York
March 16, 1999


                       CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                    DECEMBER 31, 1999 AND 1998


 (dollar amounts in thousands)                                                          1999          1998

 Assets
     Investments:

          Fixed maturities                                                              $896        $1,043
          Mortgage loans on real estate                                                1,552         1,600

          Other invested assets                                                                         75
          Short-term investments                                                       1,146         1,732


               Total investments                                                       3,594         4,450


     Cash                                                                                274           172
     Accrued investment income                                                            19            36

     Reinsurance recoverable                                                          11,404        20,488
     Other receivables                                                                   484         1,102

     Prepaid reinsurance premiums                                                     27,644        34,840
     Deferred policy acquisition costs                                                                  50

     Property and equipment                                                            1,179         1,018
     Other real estate                                                                                 187

     Other assets                                                                        150           345


               Total assets                                                           44,748        62,688


 Liabilities
      Future policy benefits                                                           9,078        17,645
      Unearned premiums                                                               27,644        35,163
      Other policy claims and benefits payable                                         2,365         2,882

      Other liabilities                                                                1,329         1,800
                                                                                      40,416        57,490

 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 1999, 463,461 shares; 1998, 481,461
      shares; net of $303 reduction in 1999 to reflect estimated liquidation           4,332         4,815
      value


               Total liabilities and redeemable preferred stock                       44,748        62,305


 Net assets in liquidation                                                                $0          $383

 See notes to consolidated financial statements.




                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION


                                                                            Year ended       For the period
                                                                           December 31,      from March 25,
 (in thousands)                                                                1999               1998
                                                                                             to December 31,
                                                                                                  1998

 Revenues:

      Earned premiums                                                         $319                 $521
      Net investment income                                                    210                  487

      Net realized investment gains (losses)                                    (5)                 160
      Net fees from sale of customer accounts                                  373                  305

      Joint venture income (loss)                                              (20)                 243
      Gain on disposal of discontinued business                                                      84

      Gain on recapture of assumed business by direct writer                    65
      Miscellaneous                                                            131                  270

                                                                             1,073                2,070

 Benefits and expenses:





      Policyholder benefits                                                    396                  177
      Rent and related costs                                                   121                  243

      Salaries, wages and employee benefits                                    367                  296
      Professional fees                                                        197                  355

      Taxes, licenses and fees                                                  30                  142
      Loss on sale of other assets                                                                  286

      Miscellaneous                                                            214                  176
                                                                             1,325                1,675


 Income (loss) before income tax expense                                      (252)                 395

 Income tax expense                                                                                (527)
 Increase in liability for underfunded pension plan                           (388)                (734)



 Adjustment of assets to estimated realizable value                             88
 Adjustment of liabilities to estimated settlement amounts                     210

 Decrease in unrealized appreciation of debt securities                        (43)                 (32)
 Preferred stock dividends                                                    (406)                (307)

 Adjustment of preferred stock to estimated liquidation value                  303                 (175)
 Retirement of treasury shares-preferred                                       105                   57

 Purchase of treasury shares-common                                                                  (9)


 Decrease in net assets for the period                                        (383)              (1,332)
 Net assets at beginning of period                                             383                1,715


 Net assets at end of period                                                    $0                 $383

 See notes to consolidated financial statements.

                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                              (IN PROCESS OF LIQUIDATION)
                              CONSOLIDATED BALANCE SHEET
                                    MARCH 24, 1998
                                      (UNAUDITED)

 (dollar amounts in thousands)


                                                   ASSETS
Investments:
      Fixed maturities                                                                             $4,076
      Mortgage loans on real estate                                                                 1,887
      Other invested assets                                                                           261
      Short-term investments                                                                       31,964
           Total investments                                                                       38,188
 Cash                                                                                                 289
 Accrued investment income                                                                            188
 Receivables                                                                                       23,880
 Prepaid reinsurance premiums                                                                      37,981
 Deferred policy acquisition costs                                                                     25
 Property and equipment                                                                             1,320
 Other real estate                                                                                    780
 Other assets                                                                                         731

                                                                                                 $103,382
                      LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS  EQUITY
 Liabilities:
      Future policy benefits                                                                       $17,649
      Unearned premiums                                                                             38,918
      Other policy claims and benefits payable                                                       4,047
      Due to reinsurer on sale of credit insurance business                                         34,719
      Other liabilities                                                                              1,664
      Income taxes:
           Current                                                                                     415
           Deferred                                                                                   (442)
                Total liabilities                                                                   96,970
 Redeemable preferred stock:
      Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
         issued  514,261 shares; outstanding 481,461 shares; redemption
         amount  $4,815; net of treasury stock of $271                                               4,697
 Shareholders  equity:
      Common stock, $.01 stated value, authorized 10,000,000 shares;
         issued 3,019,110 shares; outstanding 1998, 2,595,617 shares;
         1997, 2,596,155 shares                                                                         30
      Capital in excess of stated value                                                              7,989
      Net unrealized appreciation of debt securities, net of income taxes                               58
      Deficit                                                                                       (4,891)
      Treasury stock                                                                                (1,471)
                Total shareholders  equity                                                           1,715

                                                                                                  $103,382

See notes to consolidated financial statements

                              CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                         (IN PROCESS OF LIQUIDATION)
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the period from              Year ended
                                                               January 1, 1998 to              December 31,
 (in thousands, except per share amounts)                        March 24, 1998                    1997
 Revenues:
      Premiums written                                                 ($4)                         ($37)
      Decrease in unearned premiums                                     87                           393
      Premium income                                                    83                           356
      Net investment income                                             60                            63
      Realized investment gains (losses)                                24                          (176)
      Fees and other income                                            181                           190
           Total revenues                                              348                           433

 Benefits and expenses:
      Death and other benefits                                          83                           460
      Amortization of deferred policy acquisition costs                                               10
      Operating expenses                                               368                         1,639
           Total benefits and expenses                                 451                         2,109

 Loss from continuing operations before income
      tax benefit                                                     (103)                       (1,676)

 Income tax benefit                                                    (15)                         (235)

 Loss from continuing operations                                       (88)                       (1,441)

 Discontinued operations:
      Loss from operations of discontinued
           businesses (net of income taxes)                                                         (825)
      Gain (loss) on disposal of discontinued
           businesses (net of income taxes)                            112                        (4,094)
                                                                       112                        (4,919)

 Net income (loss)                                                     $24                       ($6,360)
 Basic and diluted income (loss) per common share:
           Loss from continuing operations                          ($0.08)                       ($0.73)
           Discontinued operations                                    0.04                         (1.89)

           Net loss                                                 ($0.04)                       ($2.62)

 Weighted average number of shares outstanding                       2,596                         2,601

 See notes to consolidated financial statements

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                  (IN PROCESS OF LIQUIDATION)
                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                                                                       Capital
                                                                         in             Accumulated other
                                                                       excess           comprehensive income
(dollar amounts in thousands)                         Common stock     stated           Fixed         Equity
                                                   Shares      Amount  value            maturities    securities
 BALANCE, JANUARY 1, 1997                           3,021        $30   $7,966             $65            $5
 Net loss for the year
 Change in net unrealized appreciation for
  the year                                                                                (11)           (5)
 Total comprehensive income (loss)
 Preferred stock dividends
 Accretion of difference between fair
  value and mandatory redemption value
  of preferred stock

 Purchase of treasury shares
 Retirement of treasury shares-common                  (2)                (10)
 Retirement of treasury shares-
   preferred                                                               33

 BALANCE, DECEMBER 31, 1997                         3,019         30    7,989              54             0
 Net income for the period
 Change in net unrealized appreciation for                                                  4
 the period
 Total comprehensive income
 Preferred stock dividends
 Accretion of difference between fair
  value and mandatory redemption value
  of preferred stock

 BALANCE, MARCH 24, 1998                            3,019       $30     $7,989            $58            $0


See notes to consolidated financial statements.


                                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                          (IN PROCESS OF LIQUIDATION)
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS  EQUITY


                                                           Retained
                                                           earnings          Treasury stock           Total
(dollar amounts in thousands)                              (deficit)       Shares       Amount        amount
 BALANCE, JANUARY 1, 1997                                    $2,009         (410)        $142         $8,650
 Net loss for the year                                       (6,360)                                  (6,360)
 Change in net unrealized appreciation for                                                               (16)
  the year
 Total comprehensive income (loss)                                                                      6,376
 Preferred stock dividends                                     (409)                                    (409)

 Accretion of difference between fair
  value and mandatory redemption value
  of preferred stock                                            (36)                                     (36)
 Purchase of treasury shares                                                 (15)         (56)           (56)

 Retirement of treasury shares-common                                          2
 Retirement of treasury shares-preferred                                                   10             33
 BALANCE, DECEMBER 31, 1997                                  (4,796)        (423)      (1,471)         1,806
 Net income for the period                                       24                                       24
 Change in net unrealized appreciation for
  the period                                                                                               4
 Total comprehensive income                                                                               28
 Preferred stock dividends                                     (109)                                    (109)

 Accretion of difference between fair value and
  mandatory redemption value of preferred stock                 (10)                                     (10)
 BALANCE, MARCH 24, 1998                                    ($4,891)        (423)     ($1,471)        $1,715



                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                               (IN PROCESS OF LIQUIDATION)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the period
                                                                                from
                                                                           January 1, 1998       Year ended
                                                                                 to             December 31,
 (in thousands)                                                            March 24, 1998           1997
 Cash flows from operating activities:
      Net income (loss)                                                           $24               ($6,360)
      Adjustments to reconcile net loss to cash
        provided by (used in) operating actvities:
      Provision for permanent decline in value of
                   investments                                                                          158
              Deferred policy acquisition costs incurred                                             (9,771)
              Amortization of deferred policy acquisition costs                                      12,615
              Provision for permanent decline in value of property
                    and equipment and other real estate                                                 942
              Other amortization and depreciation                                  24                   483
              Change in future policy benefits                                                       (2,696)
              Change in unearned premiums                                                            (6,183)
              Change in amounts due reinsurers                                   (142)               (1,226)
              Income taxes                                                        (15)               (1,601)
              Change in prepaid reinsurance premiums                                                  7,765
              Change in receivables                                             1,497                 4,618
              Change in other liabilities                                        (376)                  415
              Other                                                              (434)                  186

              Total adjustments                                                   554                 5,705

      Net cash provided by (used in) operating activities                         578                  (655)

 Cash flows from investing activities:
      Purchase of investments                                                      (3)              (39,231)
      Maturity of investments                                                   1,000                 2,195
      Sale of investments                                                       1,829                46,424
      Net assets transferred in sale of insurance business                     (3,647)               (8,175)
      Purchase of property and equipment
      Net cash provided by (used in) investing activities                        (821)                1,213

 Cash flows from financing activities:
      Purchase of treasury stock, including 8 1/2%
         redeemable preferred stock                                                                     (64)
      Cash dividends to shareholders                                             (109)                 (409)
      Net cash used in financing activities                                      (109)                 (473)

 Net increase (decrease) in cash                                                 (352)                   85
 Cash at beginning of year                                                        641                   556
 Cash at end of period                                                           $289                  $641

 Supplemental disclosures of cash flow information:
      Cash paid during the period for:
           Interest
           Income taxes                                                          $111                   $90

See notes to consolidated financial statements

                           CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.    Company Overview

     The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and its liquidity position. As a result, in late 1997, the Company signed an agreement to sell its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Settlement on the sale of the credit insurance business took place in May 1998. The Company s income or loss from operations now consists principally of (i) earned premium and related costs associated with a small, closed block of extended service contract business which was recaptured by the direct writer in late 1999, (ii) fee revenues received from Life of the South Corporation, a Georgia-based financial services holding company which acquired the Company s credit insurance business and its credit insurance accounts
(LOTS), (iii) investment income on remaining assets and (iv) corporate expenses.

     On March 24, 1998, the Company s shareholders approved a plan of liquidation and dissolution (the Plan of Liquidation and Dissolution) pursuant to which the Company intends to liquidate its remaining assets, provide for all of its liabilities, make cash distributions to its preferred shareholders and distribute the remaining cash, if any, to its common shareholders. (see
Note 4.)

2.    Summary of Significant Accounting Policies

Principles of consolidation

     The consolidated financial statements include the accounts of Consumers Financial Corporation (the Company) and its wholly-owned subsidiaries, the most significant of which is Consumers Life Insurance Company (Consumers
Life). All material intercompany accounts and transactions have been eliminated.

Liquidation basis of accounting

     The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to the life insurance company subsidiaries, vary from reporting practices prescribed or permitted by regulatory authorities. As a result of the approval of the Plan of Liquidation and Dissolution referred to above and discussed in Note 4, the Company adopted a liquidation basis of accounting for the periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilites are stated at their anticipated settlement amounts. Amounts determined in accordance with the liquidation basis of accounting do not significantly differ from the accounting policies discussed below.

     Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entitites, as discussed below. Certain prior year amounts have been reclassified to conform with classifications used for 1999. Investments

     Fixed maturities includes bonds, notes and certificates of deposit maturing after one year. Management determines the appropriate classification of bonds and notes at the time of purchase and reevaluates such designation as of each balance sheet date. These securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. All other bonds and notes are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders equity. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and accretion of discounts to maturity. All certificates of deposits maturing after one year are deemed to be held to maturity.

     Mortgage loans on real estate are carried at the unpaid principal balance. Short-term investments are carried at cost. Other invested assets, comprised of real estate partnerships, are reported at estimated net realizable value.

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

     Realized gains and losses and provisions for permanent losses on investments are included in the determination of pre-tax income or loss. Net unrealized appreciation or depreciation of debt securities and preferred and common stocks, which represents the difference between fair value and aggregate cost, is included in a separate shareholders' equity account. The "specific identification" method is used in determining the cost of investments sold.

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

Property and equipment and depreciation

     Property and equipment are stated at estimated net realizable value. Depreciation is being provided on the straight-line method over the estimated useful lives of the assets.

Other real estate

     Real estate is carried at estimated net realizable value.

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

     For periods prior to the adoption of the liquidation basis of accounting, basic and diluted earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

3.    BASIS OF FINANCIAL STATEMENTS

     The more significant accounting principles applied in the preparation of the financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

     (a) In accordance with NAIC requirements, all bonds eligible for amortization are reported at amortized value, whereas in the accompanying financial statements, only bonds which are classified as held-to-maturity securities are stated at amortized cost, and available-for-sale securities are carried at fair value. Other securities are carried at values prescribed by or deemed acceptable to the NAIC for statutory accounting purposes.

     (b)   Deferred income taxes, if applicable, are provided as described in
           Note 15.

     (c) The statutory liabilities for the interest maintenance reserve and asset valuation reserve, designed to lessen the impact on surplus of market fluctuations of securities and mortgage loans, have not been provided in the financial statements.

     (d) Certain assets are reported as assets rather than being charged directly to surplus and excluded from the balance sheets.

     (e) Commission allowances pertaining to financing-type reinsurance agreements are not included in results of operations or changes in net assets in liquidation

     Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus in each of the states in which it is licensed, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $8.6 million. As a result of reductions in its capital and surplus over the past four years, at December 31, 1999, Consumers Life does not meet the minimum capital and surplus requirements in four of the states in which it is licensed. Consequently, it has agreed to temporary suspension of its insurance license in two of those states. No actions have been taken with respect to this matter by the insurance departments of the other two states. Since the Company does not intend to write any new insurance business through Consumers Life and is currently attempting to sell the subsidiary, the temporary suspension of two licenses has no material effect on the Company.

     Under Delaware insurance laws, distributions are subject to further restrictions relating to capital and surplus and operating earnings. Accordingly, under normal circumstances, at December 31, 1999, approximately $5 million of Consumers Life's net assets cannot be transferred to the parent company and $433,000 is available for transfer during 2000. However, because of its prior operating losses and its current capital and surplus position, the Company is not permitted to pay any dividends without prior approval from the Delaware Department of Insurance. Also, any loans or advances to the parent company of a material amount must be reported to the insurance department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from Consumers Life.

     The reported statutory capital and surplus of Consumers Life was $4.3 million at December 31, 1999 and $5.0 million at December 31, 1998. Consumers Life reported a statutory net loss of $1.5 million in 1999, while Consumers Life and its former insurance subsidiary, Investors Fidelity Life Assurance Corp., reported combined statutory net income of $281,000 in 1998.

     Insurance laws require Consumers Life to deposit certain amounts with various state insurance departments in order to maintain its licenses. The approximate carrying amount of such deposits at December 31, 1999 and 1998 was $1.0 million.

4.    DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION

      On December 30, 1997, the Company entered into agreements with LOTS and American Republic Insurance Company (American Republic), pursuant to which the Company (i) sold its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sold its September 30, 1997 inforce block of credit insurance business to American Republic, LOTS financial partner in the transaction, effective January 1, 1998 and (iii) sold one of its wholly-owned reinsurance subsidiaries to LOTS as of August 31, 1998. LOTS and the Company also agreed that, with respect to Consumers Life, new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999. The parties subsequently modified their agreement to extend the September 30 date to November 15, 1999 with respect to Pennsylvania premiums only. This premium and the related insurance risk were also reinsured 100% to American Republic.

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

     The sale of the inforce block of business resulted in an after-tax loss of approximately $3,705,000, of which $3,919,000 was reflected in the Company s fourth quarter 1997 financial statements through a write-down of deferred policy acquisition costs. The 1997 loss included an $819,000 loss from operations from September 30, 1997 (the measurement date) to December 31, 1997. An offsetting gain on disposal of $214,000, which resulted from adjustments to certain estimates made in 1997, was included in the Company s 1998 financial statements. As a result of the sale of the Company s credit insurance and related operations to LOTS, in the accompanying financial statements, the operating results of the credit insurance and related fee income business have been reported as discontinued operations for all periods prior to the adoption of the liquidation basis of accounting.

     In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets and providing for all of its liabilities. The Company eventually intends to make a cash distribution to its preferred shareholders and ultimately distribute its remaining cash, if any, to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company will continue receiving payments from LOTS until September 30, 2002 from the sale of the Company s customer accounts. In 2002, the Company may also receive a payment from a contingency fund established by the parties based on the claims experience on the inforce credit insurance business sold to LOTS. As a result, the distribution, if any, to the Company s common shareholders will not be made until late in 2002, when all amounts due from LOTS have been received. The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses. As of March 1, 2000, three people were employed on a full-time basis by the Company.

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

5.    INVESTMENTS AND INVESTMENT INCOME

     Investments, which are valued for financial statement purposes as described in Note 1, consist of the following at December 31, 1999:

                                                                            Quoted or             Balance
                                                      Amortized             estimated             sheet
 (in thousands)                                       cost                 fair value             amount

 Fixed maturities:
   Bonds-United States government and
     government agencies and authorities                   $863                 $846               $846

      Certificates of deposit                                50                   50                 50
           Total fixed maturities                           913                  896                896

 Mortgage loans on real estate                            1,552                1,552              1,552
 Short-term investments                                   1,146                1,146              1,146

      Total investments                                  $3,611               $3,594             $3,594


     A portion of the Company's invested funds is restricted as to use in that deposits are required with various state insurance departments in order to maintain licenses in those states (see Note 3).

     At December 31, 1999 and 1998, one mortgage loan with a balance of $295,360 was non-performing. The mortgagor on this loan filed a voluntary petition under Chapter 11 of the Bankruptcy Code in late 1997. Interest on this loan of $39,965 and $13,383 was excluded from investment income in 1999 and 1998, respectively, due to its non-performing status. As a result of an agreement reached with the bankruptcy trustee, the Company is now receiving approximately $4,800 per month in lease payments from a tenant at the mortgaged property. In accordance with that agreement, such payments are being applied first to legal costs incurred by the Company and then to accrued late fees, interest and principal. The trustee is actively seeking alternate sources of financing for the property and is also attempting to sell the property.

     At December 31, 1999, all three of the Company's investments in mortgage loans were secured by commercial real estate located in Central Pennsylvania. Such investments consist of first mortgage liens on completed income-producing properties. Each of the loans exceeded 10% of the Company s net assets in liquidation at December 31, 1999 and 1998. The Company s largest loan, which had a balance of $1,175,760 at the end of 1999, was granted to the owner of the other one-half interest in the Company s home office building and is secured by the owner s interest in the building. In connection with the planned sale of the building in June 2000, this loan will be repaid in full.

     At December 31, 1998, the Company s remaining real estate was classified as non-investment real estate, since the Company intended to sell this property. Accumulated depreciation on the property at the end of 1998 was $27,000. In 1999, the Company sold this property and reported a loss of approximately $2,000.

     Net investment income is applicable to the following investments:


                                                                           Years ended December 31,
 (in thousands)                                                  1999             1998              1997

 Interest:
      Fixed maturities                                            $60             $175            $1,934

      Mortgage loans                                              109              139               189
      Short-term investments                                       80              733               486

      Other                                                                                           82
                                                                  249            1,047             2,691

 Investment expenses                                              (39)             (85)             (675)

 Total net investment income                                      210              962             2,016
 Less investment income for periods subsequent
     to adoption of liquidation basis of accounting               210              487

 Net investment income for periods prior to
  adoption of liquidation basis of accounting                       0              475             2,016
 Less net investment income attributable to
  discontinued operations                                           0              415             1,953

 Net investment income attributable to
  continuing operations                                            $0              $60               $62


     The amortized cost and estimated fair values of investments in debt securities at December 31, 1999 and 1998 are as follows:


1999                                                           Gross             Gross          Estimated
 Available for sale                          Amortized        unrealized        unrealized       fair
 (In thousands)                                cost             gains             losses         value

 U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                       $863                $3               $20           $846

 Totals                                           $863                $3               $20           $846


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


     All debt securities held by the Company at December 31, 1999 have contractual maturities between 2001 and 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Proceeds from the sales of investments in debt securities during 1999 were $850,000. There were no gains or losses on those sales. Proceeds from such sales in 1998 were $3.7 million. Gross gains of $58,000 and gross losses of $6,000 were realized on those sales. Proceeds from sales in 1997 were $48 million. Gross gains of $446,000 and gross losses of $247,000 were realized on those sales.

     Realized investment gains (losses) are applicable to the following investments:

                                                                      Years ended December 31,
 (in thousands)                                               1999           1998            1997

 Fixed maturities                                                              $146           $249

 Other invested assets                                         ($5)              38           (219)

 Total                                                          (5)             184             30
 Realized investment losses (gains) for
  periods subsequentto adoption of liquidation
  basis of accounting                                            5             (160)

 Realized investment gains for periods
  prior to adoption of liquidation basis
  of accounting                                                  0               24             30
 Realized investment gains attributable
  to discontinued operations                                                                  (206)

 Realized investment gains (losses)
  attributable to continuing operations                         $0              $24          ($176)


6.    OTHER RECEIVABLES


                                                                                     December 31,
 (in thousands)                                                                1999                1998


 Joint venture experience refund                                               $251                $223
 Federal income tax refund                                                                          520

 Fees due from purchaser of customer
  accounts                                                                      204                 249
 Other                                                                           29                 110


 Balance                                                                       $484              $1,102


7.    DEFERRED POLICY ACQUISITION COSTS

                                                                             Individual
 (in thousands)                                            Credit               Life              Total

 Balance, January 1, 1997                                16,414                2,535             16,949

 Costs deferred                                           9,771                                   9,771

 Amortization                                            (9,515)                                 (9,515)

 Write-off attributable to sale of inforce
   universal life insurance business                                          (2,535)            (2,535)
 Write-off attributable to 1998 sale of
  inforce credit insurance business                      (3,100)                                 (3,100)

 Balance, December 31, 1997                              13,570                    0             13,570

 Costs deferred                                                                  133                133

 Amortization                                               (25)                 (83)              (108)
 Write-off attributable to sale of
  inforce credit insurance business                     (13,545)                                (13,545)

 Balance, December 31, 1998                                   0                   50                 50

 Amortization                                                                    (50)               (50)

 Balance, December 31, 1999                                  $0                   $0                 $0


8.    PROPERTY AND EQUIPMENT AND OTHER REAL ESTATE

                                                                                      December 31,
 (in thousands)                                                                1999                1998

 Property and equipment:
      Data processing equipment and software                                    $73                $122
      Furniture and equipment                                                   151                 223
      Home office building, including                                         1,746               1,538
                                                                              1,970               1,883
      Less accumulated depreciation                                            (791)               (865)

      Balance                                                                $1,179              $1,018


                                                                                       December 31,
 (in thousands)                                                                1999                1998

 Other real estate -  warehouse                                                                    $214

 Less accumulated depreciation                                                                      (27)

 Balance                                                                         $0                $187


9.    POLICY LIABILITIES

     The composition of future policy benefits and unearned premiums at December 31, 1999 and the assumptions pertinent thereto are as follows:


                                   Life               Future                                 Interest
                                 insurance            policy            Unearned           rates: years
 (in thousands)                  in force            benefits           premiums             of issue

 Individual life                   $19,597              $1,449                              4 1/2% - 11 1/2%
                                                                                            1961 - 1992
 Credit life                       716,879                                $10,823               (a)

                                                                                            1990 - 1999


 Credit disability                                       7,629             16,821               (a)

                                                                                             1990-1999
 Balance                          $736,476              $9,078            $27,644


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

     Future policy benefits reported to regulatory authorities were less than the above total by approximately $80,000 at December 31, 1999.

     Future policy benefits and unearned premiums do not include any deduction for reinsurance ceded to other companies. At December 31, 1999 and 1998, all but $39,000 of the Company s future policy benefits liability was reinsured to other insurers in connection with the discontinuation of the Company s insurance operations. Similarly, all of the Company s unearned premiums liability at December 31, 1999 was reinsured to other insurers, and all but $323,000 of the unearned premiums liability at December 31, 1998 was reinsured. Future policy benefits and unearned premiums related to such reinsurance are classified as Reinsurance Recoverable and Prepaid Reinsurance Premiums, respectively, as shown in the following table.

                                                                                     December 31,
 (in thousands)                                                                 1999               1998

 Future Policy Benefits and Other Policy Claims and Benefits               $    11,443        $   20,527
 Payable

 Reinsurance Recoverable                                                        11,404            20,488
      Net liability                                                        $        39        $       39

 Unearned Premiums                                                         $    27,644        $   35,163

 Prepaid Reinsurance Premiums                                                   27,644            34,840
      Net liability                                                        $         0        $      323


     Life insurance in force net of reinsurance ceded was $58,000 at December 31, 1999 and 1998.

10.   REINSURANCE

     Prior to the 1998 sale of its credit insurance business, as discussed in
Note 4, and the sales of its individual life insurance business in 1992 through 1997, the Company routinely ceded and, in some instances, assumed reinsurance. The sale of the credit insurance business of Consumers Life was completed pursuant to an indemnity reinsurance agreement with American Republic. The reinsurance transactions through which the Company sold its individual life insurance business included the use of both indemnity and assumption agreements. The insurance companies remain contingently liable for insurance risks ceded under indemnity agreements, while such risks are legally transferred to the reinsurer when assumption agreements are utilized.

     Historically, the insurance companies also entered into various financing-type reinsurance agreements with unaffiliated reinsurers. Such agreements, which primarily involved credit insurance, were designed to minimize the reduction of statutory capital and surplus arising at the time premiums were written. These financing-type agreements were terminated as of January 1, 1998 when the American Republic agreements became effective. During 1998, Consumers Life entered into another financing-type reinsurance agreement in which it assumed approximately $2 million in individual life insurance premiums and an equal amount of policy liabilities. The effects of all financing-type agreements have been removed from the financial statements except for the cost of the financing, which amounted to $25,000 in both 1999 and 1998 and $660,000 in 1997. These costs are included with Operating Expenses on the Consolidated Statements of Operations and are presented with Miscellaneous Expenses on the Consolidated Statements of Changes in Net Assets in Liquidation.

     Excluding premiums reinsured under financing-type agreements, premiums ceded to other companies were $11.9 million, $17.7 million and $4.9 million in 1999, 1998, and 1997, respectively.

     Incurred benefits and losses reinsured in 1999 were $12.6 million compared to $16.4 million in 1998 and $6.8 million in 1997. These amounts have been deducted in arriving at Death and Other Benefits in the Consolidated Statements of Operations and in computing Policyholder Benefits in the Consolidated Statements of Changes in Net Assets in Liquidation. However, Future Policy Benefits and Unearned Premiums at December 31, 1999 and 1998 do not include any deduction for reinsurance ceded. Instead, the amounts related to such reinsurance are classified as Reinsurance Recoverable and Prepaid Reinsurance Premiums (see Note 9).

11.   PENSION AND OTHER RETIREMENT PLANS

     The Company has a defined benefit pension plan and two defined contribution plans which cover substantially all full-time employees. Contributions under the pension plan are based upon length of service and annual compensation of each employee. The assets of the pension plan include principally debt securities and mortgages. Effective July 31, 1996, the Company froze the benefits payable to participants under the pension plan. In January 2000, the Company notified the participants of the pension plan of its intent to terminate the plan, subject to the approval of the Pension Benefit Guaranty Corporation (PBGC). Accordingly, in April 2000, the Company intends to file an application for such approval with the PBGC and will also request a determination letter confirming the qualified status of the plan from the Internal Revenue Service.

     The defined contribution plans, which include an employee stock ownership plan, provide for annual contributions in amounts determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee. Company contributions in 1999 were $11,100, while no contributions were made in either 1998 or 1997. With respect to the employee stock ownership plan, in September 1999, the Company notified the plan participants of its intent to terminate the plan and also requested a determination letter confirming the plan s qualified status from the Internal Revenue Service.

     The funded status of the plan is as follows:

                                                                                       December 31,
 (in thousands)                                                                  1999              1998

 Actuarial present value of:
      Vested benefit obligation                                                $3,499            $3,121

      Accumulated benefit obligation                                           $3,499            $3,121


 Actuarial present value of projected
      benefit obligation                                                       $3,499            $3,121
 Plan assets at fair value                                                      2,965             2,457

 Projected benefit obligation in excess of plan assets                            534               664
 Unrecognized net loss arising from difference between
     actual experience and assumed experience                                   1,192               831

 Unrecognized net liability at transition                                          37                49
 Unrecognized prior service cost                                                 (107)             (117)

 Unamortized prior year loss                                                   (1,122)             (763)
 Unfunded projected benefit obligation                                           $534              $664


     Reconciliations of beginning and ending balances of the plan's projected benefit obligation and its assets are presented below.

                                                                                     December 31,
(in thousands)                                                                  1999             1998

 Projected benefit obligation, beginning of year                               $3,121           $2,891

 Increase due to changes in assumptions                                           414              529
 Benefits to participants                                                        (252)            (502)

 Interest cost                                                                    216              203

 Projected benefit obligation, end of year                                     $3,499           $3,121


                                                                                     December 31,
(in thousands)                                                                  1999              1998

 Fair value of plan assets, beginning of year                                  $2,457            $2,694

 Employer contributions                                                           600               100
 Investment income                                                                170               175

 Benefits to participants                                                        (252)             (502)
 Administrative expenses                                                          (10)              (10)


 Fair value of plan assets, end of year                                        $2,965            $2,457


     Net periodic pension cost is computed below:


(in thousands)                                             1999                 1998              1997

 Net periodic pension cost included
   in the following components:
   Interest cost on projected benefit                      $216                 $203               $212
     obligation

        Expected return on plan assets                     (150)                (161)              (175)
        Net amortization and deferral                        41                  171                 37
        Net periodic pension cost                          $107                 $213                $74



     Rates used in determining pension expense and related obligations were:

                                                            1999                1998              1997

 Discount rate (pre-retirement period)                     6.35%               6.50%               7.50%

 Discount rate (post-retirement period)                    6.35%               6.00%               7.50%

 Annual rate of return on plan assets                      6.35%               6.50%               7.50%

 Annual rate of increase in compensation                   N/A                 N/A                 N/A


12.   COMMITMENTS AND CONTINGENCIES

     Rental expense in 1999, 1998 and 1997 was approximately $138,000, $245,000 and $345,000, respectively.

     In 1989, the Company entered into an agreement for the lease of office space. The facility contains approximately 44,500 square feet of office space. The term of the lease is ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1.75 million. The Company continued to lease the portion of the building it did not own, but at monthly rent of $17,000 through July 1999 when its lease expired. The Company also leases a portion of the unused office space to various third party tenants. Income from these leases totaled $175,000 in 1999, $87,000 in 1998 and $57,000 in 1997. Effective
August 1, 1999, the Company and its co-owner share equally in the rent from these tenants and in the operating costs of the building.

     The building lease was classified as an operating lease. The Company has no other significant leases.

     In connection with the cancellation of a joint venture agreement in 1996, the Company agreed to pay its former joint venture partner a pro rata share of the proceeds it receives from the sale of its credit insurance accounts. Accordingly, over the next three years, the Company will pay its former partner approximately 19% of any gross fee revenues received from LOTS for the sale of its customer accounts.

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

     During 1999, a dispute arose between the Company and the purchaser of its credit insurance business relating to the payment of investment income on the assets which were transferred to the purchaser. Subsequent to the closing of the transaction, the purchaser claimed that the Company owes it approximately $1,400,000 for investment earnings on the amount transferred for the period from October 1, 1997, the effective date of the agreement, to May 13, 1998, the date of settlement on the sale transaction. In October 1999, the purchaser informed the Company that it would begin withholding from the Company the fee income payments which are contractually due to the Company from the sale of the credit insurance accounts. For the year ended December 31, 1999, net fee income totaled $373,000, of which $137,000 has been withheld by the buyer and is included with Receivables on the Consolidated Statements of Net Assets in Liquidation. The Company believes the purchaser s claim for investment income is without merit and intends to take all actions necessary to collect the fee income amounts to which it is contractually entitled. As required by the agreements entered into by the parties, this matter will be settled through arbitration. The ultimate outcome of this dispute cannot be determined at this time.

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

     Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. As of December 31, 1999, the Company is not in arrears with respect to payment of dividends on the Preferred Stock. Except in certain limited instances, the holders of the Preferred Stock have no voting rights.

     The terms of the Preferred Stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The Preferred Stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares purchased. As a result of the Company s purchases of Preferred Stock prior to 1998, no sinking fund payment was due in 1998, and the required payment for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 further reduced the sinking fund deficiency to $234,610 at December 31, 1999.

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

     Prior to March 25, 1998, the difference between the fair value of the Preferred Stock at the date of issue and the mandatory redemption value was recorded through periodic accretions, using the interest method, resulting in a charge to retained earnings ($9,000 in 1998 and $36,000 in 1997). Upon the adoption of the liquidation basis of accounting in March 1998, the unaccreted difference of $175,000 was recorded as a reduction in the Company s net assets. At December 31, 1999, the redemption value of the Preferred Stock exceeded the net assets available to redeem these shares by $303,000. Accordingly, the carrying amount for the Preferred Stock has been reduced to reflect the net assets available.

     At December 31, 1999 and 1998, 686,608 and 713,275 shares of common stock, respectively, were reserved for the conversion of the Preferred Stock.

14.   STOCK OPTIONS

      At December 31, 1998 and 1997, the Company had 132,000 outstanding stock options which were exercisable at $2.25 per share. During 1999, all of these options expired. In addition, 17,000 options expired in 1997. No options were exercised during the three year period ended December 31, 1999.

15.   INCOME TAXES

      Under tax laws in effect prior to 1984, a portion of the gain from operations of Consumers Life was not taxed when incurred but was accumulated in a memorandum "Policyholders' Surplus Account." As a result of the Tax Reform Act of 1984, the balance in the Policyholders' Surplus Account of Consumers Life was frozen as of December 31, 1983 and additional amounts are no longer accumulated in this account. However, distributions from the account continue to be taxed, as under previous laws, if any of the following conditions occur:

      (a) The Policyholders' Surplus Account exceeds a prescribed maximum, or

      (b) Distributions, other than stock dividends, are made by Consumers Life to the Company in excess of Shareholders' Surplus, as defined by prior law, or

      (c) Consumers Life ceases to qualify for taxation as a life insurance company.

      At December 31, 1997, the Policyholders Surplus Account for Consumers Life exceeded the prescribed maximum by approximately $1.1 million, resulting in an additional tax liability of approximately $372,000, which was included in the Company s 1997 financial statements. At December 31, 1999 and 1998, the Policyholders' Surplus Account for Consumers Life was approximately $439,000.

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

      Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

 (in thousands)                                                                 1999               1998

 Deferred tax liabilities:
      Fixed maturities                                                                               $9

      Deferred policy acquisition costs                                                              17
      Other                                                                                          41
                                                                                 $0                 $67
 Deferred tax assets:

      Future policy benefits                                                     60                  64
      Net operating loss carryforwards                                        2,300               2,175

      Other                                                                     303                 259
                                                                              2,663               2,498
 Valuation allowance for deferred tax assets                                 (2,663)             (2,431)
                                                                                  0                  67
 Net deferred tax asset                                                          $0                  $0


     Significant components of income tax expense (benefit) are as follows:

 (in thousands)                                             1999                 1998                1997

 Current:

      Federal                                                                    ($18)               ($18)
      State                                                                         2                  56

           Total current                                                          (16)                 38

 Deferred                                                                           1                (273)

 Income tax benefit related to
     continuing operations                                                        (15)               (235)
 Income tax  benefit included with
     discontinued operations:

       Current                                                                                       (412)
       Deferred                                                                                      (462)

                                                                                                     (874)
 Income tax benefit for periods prior to
   adoption of liquidation basis of
   accounting                                                                     (15)             (1,109)

 Income tax expense for periods subsequent
   to adoption of liquidation basis of
   accounting:
        Current                                                                    55

        Deferred                                                                  472
                                                                                  527

 Total income tax expense (benefit)                           $0                 $512             ($1,109)


     The provision for federal income taxes is not proportional to pre-tax financial statement income or loss due to the exclusions and special deductions afforded life insurance companies under the Internal Revenue Code, as amended, and the exclusion of non-taxable and non-deductible items. A reconciliation between actual income tax benefits and the expected Federal income tax benefits at the applicable statutory rates is as follows:

                                                                    For the period from         Year ended
                                                                    January 1, 1998 to         December 31,
                                                                     March 24,  1998               1997

 Loss from continuing operations before income tax benefit                ($103)                 ($1,676)

 Income tax benefit at 34% statutory
   rate on pre-tax loss                                                     (35)                    (570)
 Tax related to decrease in
   Policyholders  Surplus Account                                                                    372

 Adjustment of prior year s income tax expense                                                       (67)
 Dividends received deduction                                                (4)                      (6)
 State income taxes                                                           2                       36
 Items not includable for tax purposes                                                                34
 Other, net                                                                  22                      (34)
 Actual income tax benefit relating to
  continuing operations                                                    ($15)                   ($235)


     The Company files a consolidated Federal income tax return. At December 31, 1999, Consumers Life has available approximately $3.2 millon of Federal net operating losses. These losses will be carried forward to future years, and may only be used to offset the taxable income of the life insurance company sub-group. The net operating losses will expire at various times from 2009 to 2014.

16.   PER SHARE INFORMATION

     Basic income (loss) per common share has been computed based upon the weighted average number of common shares outstanding. Diluted per share information is equivalent to basic per share information because the Company has no potential common shares which are dilutive for any period presented in the accompanying financial statements.

     The following table sets forth the computation of basic and diluted per share data for continuing operations for periods prior to the adoption of the liquidation basis of accounting.

                                                                      For the period from      Year Ended
                                                                      January 1, 1998 to       December 31,
(in thousands, except per share amounts                               March 24, 1998              1997

 Loss from continuing operations                                                ($88)            ($1,441)
 Preferred stock dividends                                                      (109)               (409)

 Accretion of carrying value of preferred stock                                  (10)                (36)

 Numerator for basic loss per share - loss
       attributable to common shareholders                                      (207)             (1,886)

 Effect of dilutive securities                                                     0                  0
 Numerator for diluted loss per share                                          ($207)            ($1,886)

 Denominator for basic loss per share -
      weighted average shares                                                  2,596               2,601

 Effect of dilutive securities                                                     0                   0

 Denominator for diluted loss per share                                        2,596               2,601

 Basic and diluted loss per common share                                      ($0.08)              (0.73)


     The preferred stock is convertible into 686,608 shares of common stock (see Note 13). None of the common shares contingently issuable upon the conversion of the preferred stock have been included in the computation of diluted per share information because the effect would be antidilutive.

17.   SEGMENT INFORMATION

      As a result of the disposal of its auto auction business in 1996, the disposal of its remaining block of individual life insurance business in early 1997 and the disposal of its credit insurance business in 1998, the Company has no remaining business segments.

     As discussed in Note 4, following the sale of its credit insurance business, the Company intends to liquidate its remaining assets, provide for its liabilities, distribute cash to its preferred shareholders, up to the redemption price, and distribute the remaining cash, if any, to its common shareholders pursuant to a Plan of Liquidation and Dissolution. The Company s income or loss from operations now consists principally of (i) earned premiums and related costs associated with an insignificant block of extended service contract business which was recaptured by the direct writer in 1999, (ii) investment income on remaining assets, (iii) fee income from LOTS from the sale of the Company s customer accounts, and (iv) overhead expenses. Because the fees related to the sale of the Company s customer accounts are being received from LOTS over a five-year period, and because any distribution which may be payable by LOTS to the Company from a contingency fund established by the parties cannot be determined until September 30, 2002, the distribution, if any, to the Company s common shareholders will not be made until late in 2002.

18.   REGULATORY MATTERS

      In July 1999, Investors Fidelity Life Assurance Corp. (IFLAC), a subsidiary of Consumers Life, filed an application with the Ohio Department of Insurance to formally discontinue its business as a life insurance company. In September 1999, the Ohio Department issued an order accepting the surrender of IFLAC s certificate of authority.

     The NAIC has established certain minimum capitalization requirements based on risk-based capital (RBC) formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, Consumers Life has more than sufficient capital to meet the NAIC's RBC requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of Arthur Andersen LLP ( AA ) served as the Company s independent auditors from November 26, 1996 to November 29, 1999. On that date, the Company advised AA that it did not intend to retain AA as its independent public accountants for the audit of the Company s financial statements for the year ended December 31, 1999. The decision to terminate the services of AA was approved by the Audit Committee of the Company s Board of Directors on November 29, 1999, at which time the Audit Committee engaged the firm of Stambaugh-Ness, P.C. as the Company s independent public accountants. The decision to change from a large international accounting firm to a regional firm was based primarily on the Board of Directors desire to minimize costs during the liquidation and dissolution period in which the Company is now involved.

     None of AA s reports on the Company s financial statements for 1997 or 1998 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles. Further, through November 29, 1999, there were no disagreements between the Company and AA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and no reportable events have occurred.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Historically, the Board of Directors of the Company was divided into three (3) groups, with the directors in each group serving terms of three (3) years and until their successors were duly elected and qualified. However, due to the Directors efforts over the past four years to merge, sell or otherwise dispose of the Company or its assets, there has been no election of Directors since 1995, and the existing Directors agreed to continue to serve beyond their terms until such a merger, sale or disposition of the Company or its assets was completed. Following the approval of the Sale of Assets transaction and the Plan of Liquidation and Dissolution by the Company s shareholders on March 24, 1998, three of the Company s Directors, Leon A. Guida, Dr. Robert G. Little, Jr. and Rev. Sterling P. Martz, resigned. On November 17, 1999, Edward
J. Kremer also resigned. The two remaining Directors are expected to continue to serve as Directors for a limited period of time in order to oversee the timely liquidation of the Company in accordance with the Plan of Liquidation.

     The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five(5) years, and their other major affiliations and age as of March 1, 2000.

  NAME                              PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS, OFFICE (IF       DIRECTOR
  (AGE)                             ANY) HELD IN THE COMPANY AND OTHER INFORMATION                 SINCE

  James C. Robertson                Chairman of the Board, President and Chief                     1967
  (68)                               Executive Officer of the Company

  John E. Groninger                 President, John E. Groninger, Inc., Juniata Concrete,          1968
  (73)                               Inc., Republic Development Corp., and Juniata Lumber &
                                     Supply Co., Mexico, PA; Director, Juniata Valley
                                     Financial Corp., Mifflintown, PA


     The following information is provided as of March 1, 2000 for each executive officer of the Company and the principal executives of its subsidiary. All of the executive officers listed also serve as executive officers of the life insurance subsidiary. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

 NAME                         AGE         OFFICE
 James C. Robertson           68          President and Chief Executive Officer

 R. Fredric Zullinger         51          Senior Vice President, Chief Financial
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

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 1999, 1998 and 1997 of the Chief Executive Officer and the named executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                            SUMMARY COMPENSATION TABLE

                                                       Annual             Other             All
                                                  Compensation            Annual            Other
 Name and Principal Position      Year          Salary         Bonus      Compensation     Compensation

 James C. Robertson,              1999      - 0 -       (1)     $0         $2,100   (2)         - 0 -
 Chairman, President and          1998      - 0 -       (1)     $0         $3,975   (2)         - 0 -

 Chief Executive Officer          1997      - 0 -       (1)     $0         $5,700   (2)         - 0 -


  (1) Mr. Robertson s status as a salaried employee of the Company terminated effective July 19, 1996. For the remainder of 1996, Mr. Robertson was compensated at a daily rate of $150 for any work performed in his capacity as President and CEO of the Company. Mr. Robertson was not compensated for any services performed in his capacity as President and CEO of the Company in either 1999, 1998 or 1997.

  (2) Represents Retainer and Board Fees earned by Mr. Robertson as Chairman of the Board of the Company.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options and/or stock appreciation rights were granted by the Company to the named executive officers in 1999.

                AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTIONS/SAR TABLE

     At December 31, 1998, 132,000 stock options and stock appreciation rights were outstanding, each with an option price of $2.25. These options had been awarded to various executive officers under the Company s 1989 Stock Incentive Plan. In May 1999, all of these options expired. As a result of the adoption of the Plan of Liquidation in 1998, the Company does not intend to grant any additional options or stock appreciation rights.

                 PERSONNEL COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Personnel Committee of the Board of Directors (the "Committee") has historically administered and approved all forms of compensation for the Chief Executive Officer ("CEO"), Executive Officers and other officers of the Company. The members of the Committee are independent, non-employee directors who annually reviewed with the Board all aspects of compensation, management succession and the implementation and administration of the Company's various incentive plans.

COMPENSATION PHILOSOPHY

      Historically, the compensation policy of the Company has been based upon the philosophy that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. In the past, the Company relied to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. However, with the adoption of the Plan of Liquidation, the Committee attempted to implement a compensation policy to allow an orderly and timely reduction of the officers and employees of the Company. As a result, on May 1, 1998, one (1) executive officer was separated from employment with the Company. As such, there remains only one (1) executive officer employed by the Company who is expected to serve in that capacity until late 2000. Thereafter, this individual is expected to continue providing assistance to the Company on a periodic basis during the liquidation of the Company in accordance with the Plan of Liquidation The remaining executive officer s salary has not changed since 1993 and there are no plans to increase the salary or award any bonus or incentive payments to him. However, upon the separation of the remaining executive officer from the Company, he will be entitled to a severance package equal to fifteen months of salary. No stock options or SARS were granted by the Company to the CEO or the other executive officer during 1999.

CEO COMPENSATION

      Mr. Robertson continues to serve as Chairman of the Board, President and CEO of the Company. However, his status as a salaried employee of the Company was terminated effective July 19, 1996. From that time and until December 31, 1996, Mr. Robertson had been compensated at $150 per day for any work performed for the Company in his capacity as a non-salaried employee while serving as President and CEO. Beginning in 1997 and continuing through 1999, Mr. Robertson did not receive any compensation in his capacity as a non-salaried employee while serving as President and CEO, although he continued to receive the standard retainer and board meeting fees in his role as Chairman of the Board. The Committee believes that this arrangement with Mr. Robertson is in the best interests of the Company and is more than reasonable based upon Mr. Robertson's experience and knowledge of the Company while it is attempting to sell its assets and liquidate in accordance with the Plan of Liquidation.

      This report is submitted by the Personnel Committee of the Company's Board of Directors.

                                         John A. Groninger, Chairman

                                  STOCK PRICE PERFORMANCE COMPARISON

                                         CUMULATIVE TOTAL RETURN

                                   12/31/94    12/31/95    12/31/96    12/31/97     12/31/98    12/31/99

 Consumers Financial Corp.           100         139         140          37            5           2
 (CFIN)

 Peer Group                          100         157         157         207          164          57

 NASDAQ Stock Market (U.S.)          100         141         174         213          300          542


          *Assumes $100 invested on December 31, 1994 in the Company s common stock, NASDAQ Stock Index and Peer Group common stock. Total shareholder returns assume reinvestment of dividends.

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

                              PENSION PLAN BENEFITS

      The Company has a defined benefit plan, the Consumers Financial Corporation and Subsidiaries Employees Retirement Plan (the Plan). The Plan was established effective January 1, 1984. Under the Plan the retirement benefit is determined by a formula which reflects compensation and years of service. Benefits are fully vested after seven (7) years of service. Compensation includes base salary, bonuses and other forms of compensation and generally corresponds to the amounts shown in the Summary Compensation Table. During 1996, the Company froze the benefits payable to participants under the Plan.

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

      At December 31, 1999, the estimated monthly defined benefit payable upon retirement at age 65 for Mr. Zullinger was $1,918. This amount represents a straight-life annuity and has not been reduced by a joint and survivorship provision which is available to Mr. Zullinger. In addition, following his retirement as a salaried employee in July 1996, James C. Robertson began receiving a monthly annuity benefit in the amount of $3,667.

     In January 2000, the Company notified the participants of the Plan of its intent to terminate the Plan. At termination, the participants, including the above-named executive officers, will receive either a lump-sum payment or an annuity contract entitling them to receive the same monthly payment at age 65 as would have been provided by the Plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The following table sets forth as of March 1, 2000, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.

                                                                       Amount and
                                                                        Nature of           Percent
 Title of Class                                                        Beneficial             of
Title of Class    Name and Address of Beneficial Owner                 Ownership            Class

 Common           Consumers Financial Corporation and                     231,344              8.97%
                   Subsidiaries Employee Stock Ownership Plan
                   (ESOP) (1)
                   1200 Camp Hill By-Pass, Camp Hill, PA 17011

 Common           Peter H. Kamin                                          205,100              7.95%
                   One Financial Center, Suite 1600,
                   Boston, MA  02111


(1) The Company's Employee Stock Ownership Plan is an employee benefit plan which is subject to the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). Participating employees of the Company have the power to vote the shares allocated to them under the Plan. The Trustees of the Plan have discretionary investment powers including the power to dispose of the shares.

      In September 1999, the Company notified the participants of the ESOP of its intent to terminate the plan, subject to obtaining a favorable determination of the plan s qualified status from the Internal Revenue Service. At termination, the plan participants will receive the shares of the Company s common stock which are in their respective accounts.

      The following table sets forth as of March 1, 2000, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director; (b) each executive officer who is not a director; and (c) all directors and executive officers as a group.

                                                    Amount and
                                                    Nature of        Percent
                      Name of                       Beneficial       of
 Title of Class       Beneficial Owner              Ownership (1)    Class
                                  (a)
 Common               Groninger, John E.            57,521 (2)       2.23%
 Preferred                                          22,410 (3)       4.84%

 Common               Robertson, James C.           99,775           3.87%
 Preferred                                           5,235 (4)       1.13%
                                  (b)
 Common               Zullinger, R. Fredric         29,523 (5)       1.15%


                                  (c)
 Common               Directors and Executive       186,819          7.25%
 Preferred            Officers as a Group            27,645          5.97%
                      (3 individuals)


    (1) Except where otherwise indicated, the beneficial owner of the shares exercises sole voting and investment power.

    (2)   Includes 42,542 shares owned by Mr. Groninger's wife.

    (3)   Includes 1,000 shares owned by Mr. Groninger's wife.

    (4) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.

    (5) Includes 14,835 shares for which Mr. Zullinger has voting power as to shares held for him in the Employee Stock Ownership Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1999, the Company did not enter into any transactions in which the amount involved exceeded $60,000, with any of its directors, executive officers, security holders known to the Company to own more than 5% of the Company s common stock or any member of the immediate family of any of the foregoing persons.

                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

            a)    Listing of Documents filed:

      1. Financial Statements (included in Part II of this report):

                     Reports of Independent Public Accountants
                     Consolidated Statements of Net Assets in Liquidation -
                       December 31, 1999 and 1998
                     Consolidated Statements of Changes in Net Assets in
                       Liquidation - For the year ended December 31, 1999 and for the period from March 25, 1998 to December 31, 1998
                     Consolidated Balance Sheet-March 24, 1998 (unaudited) Consolidated Statements of Operations - For the period from January 1, 1998 to March 24, 1998
                       and for the year ended December 31, 1997
                     Consolidated Statements of Shareholders' Equity - For
                       the period from January 1, 1998 to
                       March 24, 1998 and for the year ended
                       December 31, 1997
                     Consolidated Statements of Cash Flows - For the period
                       from January 1, 1998 to March 24, 1998 and for the year ended December 31, 1997
                     Notes to Consolidated Financial Statements

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

       3.    Exhibits:

             (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
             (3)   Articles of incorporation and by-laws (i)
             (4) Instruments defining the rights of security holders, including indentures (i)
             (9)   Voting trust agreement (ii)
             (10)  Material contracts (ii)
             (11)  Statement re computation of per share earnings (iii)
             (12)  Statement re computation of ratios (ii)
             (13)  Annual report to security holders (ii)
             (16)  Letter re change in certifying accountant (i)
             (18)  Letter re change in accounting principles (ii)
             (21)  Subsidiaries of the registrant (iv)
             (22) Published report regarding matters submitted to a vote of security holders (ii)
             (23)  Consents of experts and counsel (ii)
             (24)  Power of attorney (ii)
             (27)  Financial data schedule (iv)
             (99)  Additional exhibits (ii)

       (i) Information or document provided in previous filing with the Commission
       (ii)  Information or document not applicable to registrant
       (iii) See Note 16 of the Notes to Consolidated Financial
             Statements appearing elsewhere in this Form 10-K.
       (iv)  Information or document included as exhibit to this Form 10-K.

    b)    Reports on Form 8-K:

          On December 2, 1999, the Company filed a Form 8-K regarding the change in the Company s certifying accountants from Arthur Andersen LLP to Stambaugh-Ness, P.C.

                                   SCHEDULE II
                     CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           CONSUMERS FINANCIAL CORPORATION
                       STATEMENTS OF NET ASSETS IN LIQUIDATION
                            DECEMBER 31, 1999 AND 1998

 (dollar amounts in thousands)                                                     1999           1998

 Assets
     Investments, other than investments in affiliates                                             $70
     Cash                                                                          $273            169

     Investments in affiliates                                                    5,540          2,672
     Indebtedness of affiliate (surplus note)                                                    4,706

     Receivables                                                                    301            747
     Other assets                                                                    10             48


               Total assets                                                       6,124          8,412


  Liabilities
     Indebtedness to affiliates                                                     590          2,132

     Dividend payable                                                                99            102
     Underfunded pension plan                                                       922            664

     Other liabilities                                                              181            316
                                                                                  1,792          3,214

 Redeemable preferred stock:

 Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 1999, 463,461 shares; 1998,
  481,461 shares; net of $303 reduction in 1999 to reflect
  estimated liquidation value                                                     4,332          4,815

 Total liabilities and redeemable preferred stock                                 6,124          8,029

 Net assets in liquidation                                                           $0           $383


    See notes to condensed financial statements.

                                    SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONSUMERS FINANCIAL CORPORATION
                STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                                       For the period
                                                                                       from March 25, 1998
                                                                   Year ended          to December 31, 1998
 (in thousands)                                                    December 31, 1999

 Revenues:
      Net investment income                                              $3                     $7

      Fees from sale of customer accounts                               156                     98
      Joint venture income                                               30                     47
      Net realized investment gains                                                              8

      Miscellaneous                                                     122                    110
                                                                        311                    270
 Expenses:

      Salaries, wages and employee benefits                              26                     14
      Taxes, licenses and fees                                                                  26
      Depreciation                                                        2                      5

      Miscellaneous                                                      10                     67
                                                                         38                    112
 Operating income before income tax benefit                             273                    158

 Income tax benefit                                                                            493

 Equity in loss of unconsolidated subsidiaries                         (227)                  (783)

 Increase in liability for underfunded pension plan                    (388)                  (734)

 Decrease in unrealized appreciation of debt securities                 (43)                   (32)

 Preferred stock dividends                                             (406)                  (307)

 Adjustment of preferred stock to estimated liquidation                 303                   (175)
 value

 Retirement of treasury shares-preferred                                105                     57

 Purchase of treasury shares-common                                                             (9)

 Decrease in net assets for the period                                 (383)                (1,332)

 Net assets at beginning of period                                      383                  1,715

 Net assets at end of period                                             $0                   $383


  See notes to condensed financial statements.

                                  SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONSUMERS FINANCIAL CORPORATION
                                 BALANCE SHEET
                                March 24, 1998
                                  (unaudited)

(in thousands)                                             Liabilities, Redeemable Preferred
                 Assets                                    Stock and Shareholders' Equity



 Investments, other than investments in       $68           Liabilities:
 affiliates

                                                                 Indebtedness to affiliates            $251
 Cash                                         227                Dividend payable                       109

                                                                 Accrued severance pay                  341
 Investments in affiliates                  2,138                Miscellaneous                           70

                                                                 Income taxes                           308

 Indebtedness of affiliates                 4,850           Total liabilities                         1,079


 Property and equipment,                                    Redeemable preferred stock:
  net of accumulated depreciation               7            Series A, 8 1/2 % cumulative
                                                             convertible                              4,697




 Other assets                                 201           Shareholders  equity:
                                             $749                Common stock                            30

                                                                 Capital in excess of stated
                                                                  value                               7,989
                                                            Equity in net unrealized
                                                             appreciation of debt securities
                                                             of subsidiaries                             58

                                                                 Deficit                             (4,891)
                                                                 Treasury stock                      (1,471)
                                                            Total shareholders  equity                1,715

                                                                                                     $7,491


See notes to condensed financial statements

                                  SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONSUMERS FINANCIAL CORPORATION
                           STATEMENTS OF OPERATIONS

                                                               For the period
                                                            from January 1,1998           Year ended
 (in thousands)                                              to March 24, 1998        December 31, 1997

 Revenues:

      Net investment income                                          $9                      $19
      Net realized investment losses                                                         (10)

      Other income                                                   48                      163
 Total revenues                                                      57                      172

 Expenses:

      General expenses                                               98                      563
      Taxes, licenses and fees                                        7                       22
      Write-off of intangible assets                                                          50

 Total expenses                                                     105                      635

 Loss before income taxes                                           (48)                    (463)

 Income taxes                                                         3                      131

 Loss before equity in income (loss of
   unconsolidated subsidiaries                                      (51)                    (594)

 Equity in income (loss) of unconsolidated subsidiaries:

      Continuing operations                                         (37)                  (1,174)

      Discontinued operations                                       112                   (4,592)

                                                                     75                   (5,766)

 Net income (loss)                                                  $24                  ($6,360)


See notes to condensed financial statements

                                  SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONSUMERS FINANCIAL CORPORATION
                          STATEMENTS OF CASH FLOWS

                                                            For the period
                                                            from January 1, 1998          Year ended
(in thousands)                                              to March 24, 1998             December 31, 1997

 Cash flows from operating activities:
      Net income (loss)                                              $24                   ($6,360)


      Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Income taxes                                             12                    (1,004)
             Change in receivables                                                               7

             Change in other liabilities                             (11)                      377
             Equity in loss (income) of
                 unconsolidated subsidiaries                        (793)                    6,338

             Amortization of intangibles                             781                        50

             Other                                                  (107)                       37
                Total adjustments                                   (118)                    5,805

      Net cash used in operating activities                          (94)                     (555)

 Cash flows from investing activities:

      Purchase of investments                                         (1)                       (3)
      Maturity of investments

      Sale of investments                                                                    1,304

      Investments in and indebtedness to affiliates                   (1)                      (26)

      Net cash provided by (used in)
       investing activities                                           (2)                    1,275
 Cash flows from financing activities:

      Principal payments on debt

      Purchase of treasury stock                                      (1)                      (64)
      Cash dividends to preferred shareholders                      (109)                     (409)

      Net cash used in financing activities                         (110)                     (473)

 Net increase (decrease) in cash                                    (206)                      247

 Cash at beginning of year                                           433                       186
 Cash at end of period                                              $227                      $433


     See notes to condensed financial statements

                                    SCHEDULE II
                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONSUMERS FINANCIAL CORPORATION
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


     1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

     2. The Company received no cash dividends from its subsidiaries in 1999. In 1998 and 1997, the Company received dividends of $10,000 and $425,000, respectively. During 1999, the Company received $1.3 million from an affiliate as a partial repayment of a $4.7 intercompany note. This payment represented substantially all of the affiliate s remaining assets. Accordingly, the note was cancelled and this affiliate is now being dissolved. In addition, during 1999, the Company repaid $1.3 million on a $1.58 million note payable to its wholly-owned subsidiary, Consumers Life Insurance Company. This note was also cancelled, since the Company does not have sufficient funds to repay the remaining $268,000.

           In 1998, the Company received certain assets and assumed certain liabilities from several of its subsidiaries in connection with the liquidation of those companies. The book value of the net assets received was $679,000.

     3. The Company files a consolidated Federal income tax return with its life insurance company subsidiary. Tax expense and tax benefits are allocated proportionately between the Company and its subsidiary.


                                 SCHEDULE III
                      SUPPLEMENTARY INSURANCE INFORMATION

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES


                                                       Deferred                                  Other policy
                                                        policy        Future                     claims and
                                                     acquisition      policy       Unearned      benefits
               Secment                                  costs        benefits      premiums      payable

 Year ended December 31, 1999:
      Automotive Resource Division:

         Credit insurance and fee income business                      $7,629                      $2,359

         Assumed warranty business

      Individual Life Insurance Division                                1,449        27,644             6
      Other

           Total                                             $0        $9,078       $27,644        $2,365

 Year ended December 31, 1998:

      Automotive Resource Division:

          Credit insurance and fee income business                     $8,291       $34,840        $2,837

          Assumed warranty business                                                     323

      Individual Life Insurance Division                    $50         9,354                          45

      Other
           Total                                            $50       $17,645       $35,163        $2,882

 Year ended December 31, 1997:

      Automotive Resource Division:

          Credit insurance and fee income business      $13,545       $11,785       $49,057        $2,181

          Assumed warranty business                          25                         937           195

      Individual Life Insurance Division                                9,682                         163
      Other

           Total                                        $13,570       $21,467       $49,994        $2,539



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

 Year ended December 31, 1999:

   Automotive Resource Division:
    Credit insurance and fee
    income business

    Assumed warranty business                  $384            $11        $394
  Individual Life Insurance
    Division

       Other                                    477            199           2                           $929
           Total                               $861           $210        $396               $0          $929


 Year ended December 31, 1998 :
   Amounts attributable to
   period prior to adoption
   of liquidation basis of
   accounting:

     Automotive Resource
       Division:
        Credit insurance and fee
        income business

        Assumed warranty
        business                                $83
     Individual Life Insurance
        Division

     Other                                                     $60                                       $368
     Total                                       83             60                                        368





     Amounts attributable to
     period subsequent to
     adoption of liquidation
     basis of accounting:
       Automotive Resource
        Division:

        Credit insurance
        and fee income
        business
        Assumed warranty                        504             46        $260                            104
        business

       Individual Life Insurance
        Division
       Other                                    281            441                                      1,178

       Total                                    785            487         260                          1,282
       Grand total                             $868           $547        $260                         $1,650


 Year ended December 31, 1997:

   Automotive Resource
   Division:
    Credit insurance and fee
    income business

    Assumed warranty business                  $375            $44        $460              $10            $1
    Individual Life Insurance
    Division

    Other                                       171             19                                      1,638
    Total                                      $546            $63        $460              $10        $1,639


(a)   Excludes realized investment gains and losses.

                             SCHEDULE IV
                             REINSURANCE

          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                                                               Percentage
 (in thousands)                                       Ceded to       Assumed                    of amount
                                           Gross        other         from          Net          assumed
                Segment                    Amount     companies     companies      Amount        to net

 Year ended December 31, 1999:

     Life insurance in force                    $0                                      $0


     Premium income:
         Assumed warranty                                                $319         $319          100.0%
                                                                         $319         $319          100.0%
 Year ended December 31, 1998:
      Life insurance in-force                   $0                                      $0

      Premium income:

           Assumed warranty                                              $604         $604          100.0%
                                                                         $604         $604          100.0%
 Year ended December 31, 1997:

      Life insurance in-force                   $0                                      $0

      Premium income:
           Assumed warranty                                              $356         $356          100.0%
                                                                         $356         $356          100.0%

                                SCHEDULE V
                     VALUATION AND QUALIFYING ACCOUNTS
              CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES


 (in thousands)                                                      Additions
                                                                             Charged to
                                               Balance at    Charged to        to                                  Balance at
                                                beginning     costs and      other accounts,   Deductions,         end of
                                                of period     expenses       describe          describe            period

 Year ended December 31, 1999

 Provision for permanent decrease in
  market value of:

          Property and equipment                     $962                                        $209  (a)          $753
          Other real estate                            92                                          92  (b)

          Other invested assets                        55                                          55  (b)
                                                   $1,109                                        $356               $753

 Year ended December 31, 1998
 Provision for permanent decrease in
  market value of:

          Mortgage loans                              $50                                         $50  (a)
          Property and equipment                      713          $249                                             $962

          Other real estate                           357                                         265  (b)            92
          Other invested assets                       163                                         108  (b)            55

 Provision for uncollectible                          436                                         436  (c)
  receivables
                                                   $1,719          $249                          $859             $1,109


 Year ended December 31, 1997

 Provision for permanent decrease in
  market value of:
         Mortgage loans                              $100                                         $50  (a)           $50

         Property and equipment                                    $713                                              713
         Other real estate                            128           229                                              357

         Other invested assets                         75           158                            70  (b)           163


 Provision for uncollectible receivables            1,038           110                           712  (c)           436

                                                   $1,341        $1,210                          $832             $1,719

     (a) Reduction in valuation allowance related to adjustment to net realizable value.
     (b)   Write-off of valuation allowance for assets sold
     (c)   Write-off of asset against valuation allowance

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS FINANCIAL CORPORATION



By:   /S/
     James C. Robertson
     Chairman of the Board and President


Date:  March 14, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature           Title                     Date

/S/
     James C. Robertson       Director, President         March 14, 2000
                              and Chairman of the
                              Board (Chief Executive
                              Officer)


/S/                           Senior Vice                 March 14, 2000
    R. Fredric Zullinger      President and
                              Treasurer
                              (Chief Financial
                              Officer)


/S /                          Director                    March 14, 2000
   John E. Groninger



                          EXHIBIT 21

         SUBSIDIARIES OF CONSUMERS FINANCIAL CORPORATION



At December 31, 1999, Consumers Financial Corporation (EIN #23-1666392) owns 100% of the outstanding common stock of the following subsidiaries:

          Consumers Life Insurance Company                21-0706531
          CLMC Insurance Agency, Inc.                     25-1681245
          IAAC, Inc.                                      25-1211251
          Consumers Car Care Corporation                  23-1720565

Consumers Life Insurance Company owns 100% of the outstanding common stock of IFLAC Corp. (formerly Investors Fidelity Life Assurance Corp. -
EIN #31-0646177).

     None of these subsidiaries, except Consumers Life Insurance Company, has any assets or liabilities remaining.