Form 10-Q
period 2000-03-31
CONSUMERS FINANCIAL CORP
filed 2000-05-15
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000




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

                        Yes    XX         No  ___


      Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the latest practicable date.

                                                        Outstanding at
      Class of Common Stock                             April 30, 2000
          $.01 Stated Value                            2,578,295 shares

                                                INDEX


PAGE
        PART I. FINANCIAL INFORMATION                               NUMBER

Item 1. Financial Statements:

        Consolidated Statements of Net Assets in Liquidation -        3
            March 31, 2000 and December 31, 1999

        Consolidated Statements of Changes in
            Net Assets in Liquidation - For the Three
            Months Ended March 31, 2000 and 1999                      4

    Notes to Consolidated Financial Statements                        5 - 9

Item 2. Management s Discussion and Analysis of Financial Condition
            and  Results of Operations                                10 - 14

Item 3. Quantitative and Qualitative Disclosure About Market Risk     15


            PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                             16

Item 2. Changes in Securities                                         16

Item 3. Defaults upon Senior Securities                               16

Item 4. Submission of Matters to a Vote of Security Holders           16

Item 5. Other Information                                             16

Item 6. Exhibits and Reports on Form 8-K                              16 - 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                         MARCH 31,
                                                                           2000              December 31,
 (in thousands)                                                         (UNAUDITED)              1999

 Assets

 Investments:
      Fixed maturities                                                         $901                  $896

      Mortgage loans on real estate                                           1,544                 1,552
      Short-term investments                                                  1,081                 1,146

           Total investments                                                  3,526                 3,594


 Cash                                                                           170                   274
 Accrued investment income                                                       30                    19
 Reinsurance recoverable                                                     10,956                11,404

 Other receivables                                                              502                   484
 Prepaid reinsurance premiums                                                23,242                27,644

 Property and equipment                                                       1,168                 1,179
 Other assets                                                                   152                   150


           Total assets                                                      39,746                44,748


 Liabilities and Redeemable Preferred Stock

 Liabilities:
      Future policy benefits                                                  8,850                 9,078

      Unearned premiums                                                      23,242                27,644
      Other policy claims and benefits payable                                2,145                 2,365

      Other liabilities                                                       1,324                 1,329
                                                                             35,561                40,416


 Redeemable preferred stock:

      Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2000, 461,461 shares;
         1999, 463, 461 shares; net of $430 reduction in 2000
         and $303 in 1999 to reflect estimated liquidation value              4,185                 4,332


           Total liabilities and redeemable preferred stock                  39,746                44,748


 Net assets in liquidation                                                       $0                    $0




                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

          (in thousands)                                                  2000                  1999

 Revenues:
      Earned premiums                                                                              $111

      Net investment income                                                    $69                   74
      Net fees from sale of customer accounts                                   54                   78
      Joint venture income                                                       7                   41

      Miscellaneous                                                             31                   31
                                                                               161                  335
 Benefits and expenses:

      Policyholder benefits                                                                         117
      Rent and related costs                                                    13                   60
      Salaries, wages and employee benefits                                     77                   92

      Professional fees                                                         60                   62
      Taxes, licenses and fees                                                  21                   24
      Miscellaneous                                                             74                   50
                                                                               245                  405


 Excess of benefits and expenses over revenues                                 (84)                 (70)

 Adjustment of liabilities to estimated settlement amounts                      37                   11

 Change in unrealized appreciation of debt securities                            4                  (12)


 Preferred stock dividends                                                     (98)                (102)

 Adjustment of preferred stock to estimated realizable value                   127

 Retirement of treasury shares - preferred                                      14


 Decrease in net assets for the period                                           0                 (173)

 Net assets at beginning of period                                               0                  383

 Net assets at end of period                                                    $0                 $210



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1.  OVERVIEW AND BASIS OF ACCOUNTING:

The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in late 1997, the Company signed an agreement to sell its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Settlement on the sale of the credit insurance business took place in May 1999. The Company s income or loss from operations now consists principally of (i) fee revenues received from Life of the South Corporation (LOTS), a Georgia-based financial services holding company which acquired the Company s credit insurance customer accounts, (ii) investment income on remaining assets, and
(iii) corporate expenses.

On March 24, 1999, the Company s shareholders approved a Plan of Liquidation and Dissolution, as discussed in Note 2 below. Accordingly, the Company adopted a liquidation basis of accounting for periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company s consolidated net assets in liquidation as of March 31, 2000 and the consolidated changes in its net assets for the three months ended March 31, 2000 and 1999. Certain prior year amounts have been reclassified to conform with classifications used for 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

The changes in net assets for the three months ended March 31, 2000 are not necessarily indicative of the changes to be expected for the full year.

2.  DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION:

On December 30, 1997, the Company entered into agreements with LOTS and American Republic Insurance Company (American Republic), pursuant to which the Company (i) sold its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sold its September 30, 1997 inforce block of credit insurance business to American Republic, LOTS financial partner in the transaction, effective January 1, 1998 and (iii) sold one of its wholly-owned reinsurance subsidiaries to LOTS as of August 31, 1998. LOTS and the Company also agreed that, with respect to the Company s principal insurance subsidiary, new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999 (November 15, 1999 with respect to Pennsylvania premiums). These premiums and the related insurance risk were also reinsured 100% to American Republic.

The sale of the inforce block of business referred to in (ii) above was completed in May 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. Settlement on the sale of the reinsurance subsidiary referred to in (iii) above occurred in September 1998.

In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1999, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets and providing for all of its liabilities. The Company eventually intends to make a cash distribution to its preferred shareholders and ultimately distribute its remaining cash, if any, to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company will continue receiving payments from LOTS from the sale of the Company s customer accounts until September 30, 2002. In 2002, the Company may also receive a payment from a contingency fund established by the parties. The allocation of the contingency fund balance between the Company and LOTS will be based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. As a result, the distribution, if any, to the Company s common shareholders will not be made until late in 2002 when all amounts due from LOTS have been received.

The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses. As of May 12, 2000, three people were employed on a full-time basis by the Company.

3.  INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in 000's):

                                                                  March 31,          December 31,
                                                                     2000                 1999

Deferred tax assets:

      Future policy benefits                                                                    $60
      Net operating loss carryforwards                               $1,153                   2,300

      Other                                                             193                     303
                                                                      1,346                   2,663

      Valuation allowance for deferred tax assets                    (1,346)                 (2,663)
                                                                          0                       0


 Deferred tax liabilities                                                 0                       0


 Net deferred tax asset                                                  $0                      $0



4.  COMMITMENTS AND CONTINGENCIES:

In 1989, the Company entered into an agreement for the lease of approximately 44,500 square feet of office space. The term of the lease was ten years with an option to renew for one additional term of five years. Until March 1994, monthly lease payments were $35,000. In March 1994, the Company exercised its option to acquire a 50% interest in this property at a price of $1,750,000. The Company continued to lease the portion of the building it did not own, but at a monthly rent of $17,000, through July 1999, when its lease expired. The Company also leased a portion of the unused office space to various third party tenants. Income from these leases totaled $12,000 in the first quarter of 2000 and $61,000 for the same period in 1999. The building lease was classified as an operating lease. The Company has no other significant leases.

In connection with the cancellation of a joint venture agreement in 1996, the Company agreed to pay its former joint venture partner a pro rata share of the proceeds it receives from the sale of its credit insurance accounts. Accordingly, over the next two and one-half years, the Company will pay its former partner approximately 19% of any gross fee revenues received from LOTS for the sale of its customer accounts.

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

During 1999, a dispute arose between the Company and LOTS relating to the payment of investment income on the assets which were transferred to LOTS in connection with the sale of the inforce credit insurance business. Subsequent to the closing of the transaction, LOTS claimed that the Company owes it approximately $1,400,000 for investment earnings on the amount transferred from the period from October 1, 1997, the effective date of the agreement, to May 13, 1998, the date of settlement on the sale transaction. In October 1999, LOTS informed the Company that it would begin withholding from the Company the fee income payments which are contractually due to the Company from the sale of the credit insurance accounts. As of March 31, 2000, net fee income totaling $191,000 has been withheld by LOTS. At December 31, 1999, $137,000 had been withheld. The withheld amounts have been included with Other Receivables on the Consolidated Statements of Net Assets in Liquidation. The Company believes LOTS claim for investment income is without merit and intends to take all actions necessary to collect the fee income amounts to which it is contractually entitled. As required by the agreements entered into by the parties, this matter will be settled through arbitration. The ultimate outcome of this dispute cannot be determined at this time.

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

5.  REDEEMABLE PREFERRED STOCK:

The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company s purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 2,000 shares in the first quarter of 2000 further reduced the sinking fund deficiency to $214,610 at March 31, 2000. As a result of the Company s inability to make the sinking fund payment, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A review of the significant factors which affected the Company s net assets liquidation at March 31, 2000 and the changes in its net assets in liquidation for the three months then ended is presented below. Information relating to 1999 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company s 1999 Form 10-K.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. This Form 10-Q may include forward-looking statements which reflect the Company s current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as intends , intend , intended , goal , estimate , estimates , expects , expect , expected , project , projected , projections , plans , anticipates , anticipated , should , designed to , foreseeable future , believe , believes and scheduled and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                    OVERVIEW

At the Special Meeting of Shareholders held on March 24, 1998, the Company s preferred and common shareholders approved the sale of the Company s credit insurance and related products business, which was the Company s only remaining business operation. In connection with the sale of its inforce credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries. At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets so that it can pay or provide for all of its liabilities, distribute cash to its preferred shareholders, up to the liquidation preference of those shares, and distribute the remaining cash, if any, to its common shareholders.

The agreement with the purchaser of the credit insurance operations provides that the proceeds from the sale of the customer accounts are to be received as fee income on a quarterly basis until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in
Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, a dispute arose during 1999 between the Company and the purchaser regarding the payment of investment income on the assets which were transferred to the purchaser in connection with the sale of the inforce credit insurance business. Until the dispute is resolved, the purchaser is withholding the above-referenced fee income from the Company to offset the investment income it believes it is due. At March 31, 2000, $191,000 of net fee income was being held by the purchaser. As required by the agreements between the parties, this matter will be settled through arbitration.

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

    The Company s net assets in liquidation remained at zero at March 31, 2000, since the reductions for the period, which primarily arose from an excess of benefits and expenses over revenues of $84,000 and preferred stock dividends of $98,000, were offset by a corresponding reduction in the estimated liquidation value of the preferred stock. The reduction in the carrying value of the preferred stock totaled $127,000 for the quarter. In the first quarter of 1999, the Company s net assets in liquidation declined from $383,000 to $210,000 due to an excess of benefits and expenses over revenues of $70,000 and preferred dividends totaling $102,000.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

    As a result of the sale of its remaining business and the adoption of the Plan of Liquidation, the Company s income and expenses now consist principally of (i) fee income from the sale of the Company s customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries and professional fees. A discussion of the material factors which affected the changes in the Company s net assets in liquidation for the three months ended March 31, 2000 and 1999 is presented below.

    For the three months ended March 31, 2000 and 1999, the Company s benefits and expenses exceeded its revenues by $84,000 and $70,000, respectively. Investment income declined slightly from $74,000 in 1999 to $69,000 in the current year due to a reduction in invested assets. Fee income from the sale of the credit insurance customer accounts also decreased from $78,000 to $54,000, principally because of the purchaser s cancellation of certain unprofitable accounts during 1999. These revenue reductions were more than offset by lower personnel costs and lower rent and related costs in the first quarter of 2000. The decrease in rental costs, which totaled $13,000 in 2000 compared to $60,000 in 1999, is the result of the expiration of the lease on the Company s home office building in July 1999. The Company owns a one-half interest in the building, and, from 1994 to 1999, it leased the portion of the building it did not own. The home office building is now under contract to be sold on June 1, 2000. After the building is sold, the Company intends to rent a minimal amount of office space elsewhere under a short-term lease arrangement.

    In addition to the reductions in net assets arising from the excess of benefits and expenses over revenues, net assets in liquidation also decreased during both periods as a result of preferred shareholder dividends, which totaled $98,000 in the first quarter of 2000 and $102,000 for the same period in 1999.

    Although no adjustment was made during the first quarter of 2000 to the liability for the Company's underfunded pension plan, management continues to monitor changes in long-term interest rates to determine if the current estimate should be revised. The amount of the ultimate pension liability, and consequently the need for any increase or decrease in the liability, is dependent on a number of factors, the most important of which is the prescribed interest rate which is in effect at the time the plan is terminated.

    Due to the continuing reduction in its net assets during the first three months of 2000, the Company reduced the March 31, 2000 liquidation value of its preferred stock from $4,332,000 ($9.35 per share) to $4,185,000 ($9.07 per share).

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS
     DURING LIQUIDATION PERIOD

    As explained above, the liquidation of the Company is expected to continue until late in 2002 when all fee payments and the potential distribution from the contingency fund are received. Until that time, certain corporate expenses will continue to be incurred and investment income will continue to earn on existing invested funds. In addition, dividends will continue to be payable to the preferred shareholders until those shares are liquidated. The Board of Directors may determine during the period that the amount of funds available for ultimate distribution to shareholders would be increased by transferring all of the Company's remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for completing the liquidation of the remaining assets, paying all liabilities and making any distributions to the preferred and common shareholders.

    Based on management's estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other changes in net assets, including preferred stock dividends, will exceed fee income and other revenues during the remainder of the liquidation period by approximately $600,000 to $700,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to the uncertainties regarding (i) when certain assets will be liquidated, (ii) when the distribution to the preferred shareholders occurs, (iii) the outcome of the investment income dispute discussed earlier, (iv) the level of actual expenses which will be incurred, (v) the ultimate pension plan liability and (vi) the ultimate resolution of any future contingencies which may arise.

                               FINANCIAL CONDITION

CAPITAL RESOURCES

    Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. For the three months ended March 31, 2000, the Company s cash and invested assets decreased by $172,000, from $3,868,000 at the beginning of the year to $3,696,000 at March 31, 2000. The decline is primarily attributable to the payment of $98,000 in preferred dividends and the excess of expenses over revenues for the period. Invested assets at March 31, 2000 and December 31, 1999 consisted principally of (i) U.S. Treasury Notes, owned by the Company s insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) three mortgage loans secured by commercial real estate, including one loan granted to the co-owner of the Company s home office building and secured by the co-owner s one-half interest in the building and
(iii) short-term investments, principally money market funds. The mortgage loan granted to the co-owner of the Company s home office building, which had a principal balance at March 31, 2000 of $1,176,000, will be repaid in full on June 1, 2000, the expected closing date for the sale of the building. A second loan, with a balance of $295,000 on March 31, 2000, will also be repaid on or about June 30, 2000 when the mortgaged property is expected to be sold.

LIQUIDITY

The Company s subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company s decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company s principal sources of cash funds are the fee income discussed earlier, investment income on existing assets and proceeds from the sale of non liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay operating expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders. The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell its home office building and other non liquid assets and the timing of such sales, as well as on the outcome of the investment income dispute referred to above and the level of operating expenses the Company must incur during the liquidation period. The Company s liquidity position is also dependent on its ability to sell its wholly-owned subsidiary, Consumers Life Insurance Company, in that dividends and other distributions to the Company from that subsidiary are limited by state insurance laws. As a result of its operating losses in recent years, Consumers Life is not permitted to make any distributions to the Company without the approval of the Delaware Insurance Department.

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

    The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company s purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 2,000 shares in the first quarter of 2000 further reduced the sinking fund deficiency to $214,610 at March 31, 2000. As a result of the Company s inability to make the sinking fund payment, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

INFLATION

    Because of the Company s current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next three years, the effects of inflation on the Company s operations are minimal.

YEAR 2000 COMPLIANCE

    Because the Company is no longer conducting any business operations and is in the process of liquidating its remaining assets, it is relying, both directly and indirectly, on fewer computer systems than in the past to maintain all of its financial and other records and to file all required financial reports with state insurance departments and other regulators. In fulfilling its continuing, although limited, responsibilities, the Company directly utilizes only three computer systems, one for its general ledger accounting, one for the preparation of prescribed regulatory reports to state insurance departments and one for maintenance of its shareholder records (since the Company continues to perform its own stock transfer agent functions).

    Prior to December 31, 1999, the Company received written assurances from software vendors that their respective systems were tested and would operate problem free during and after the year 2000. The Company also obtained a year 2000 certification from the purchaser of its credit insurance business (since it continues to receive certain financial reports from that company) stating that all of its hardware and software systems were tested and were year 2000 compliant.

   As of May 12, 2000, the Company has had no significant year 2000 computer software problems. Based upon the information outlined above, management does not believe that its very limited operations will be adversely impacted by any year 2000 computer problems during the remainder of 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The requirements for certain market risk disclosures are not applicable to the Company because, at March 31, 2000 and December 31, 1999, the Company qualifies as a small business issuer under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended March 31, 2000.

ITEM 2.     CHANGES IN SECURITIES

        During the three months ended March 31, 2000, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        The registrant has not defaulted in the payment of principal, interest or in any other manner on any indebtedness and is current with all its accounts. There is no arrearage in the payment of dividends on the registrant's preferred stock. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the Company s redeemable preferred stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the registrant during the three months ended March 31, 2000.

ITEM 5.     OTHER INFORMATION

        None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

            (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
            (3)  Articles of incorporation and by-laws (i)
            (4) Instruments defining the rights of security holders, including indentures (i)
            (10)  Material contracts (ii)
            (11)  Statement re computation of per share earnings (ii)
            (15)  Letter re unaudited interim financial information (ii)
            (18)  Letter re change in accounting principles (ii)
            (19)  Report furnished to security holders (ii)
            (22)  Published report regarding matters submitted to a vote of security holders (ii)
            (23)  Consents of experts and counsel (ii)
            (24)  Power of attorney (ii)
            (27)  Financial data schedule (iii)
            (99)  Additional exhibits (ii)

                  (i)   Information or document provided in previous filing
                         with the Commission
                  (ii)  Information or document not applicable to registrant
                  (iii) Information or document included as exhibit to this
                         Form 10-Q.

        (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant




Date   May 15, 2000          By    /S/

                                      James C. Robertson, President
                                      (Chief Executive Officer)




Date  May 15, 2000           By    /S/

                                      R. Fredric Zullinger
                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer