Form 10-Q
period 2000-06-30
CONSUMERS FINANCIAL CORP
filed 2000-08-18
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000




                         COMMISSION FILE NUMBER: 0-2616



                         CONSUMERS FINANCIAL CORPORATION
                             1513 CEDAR CLIFF DRIVE
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

                                                      Outstanding at
      Class of Common Stock                           July 31, 2000
      $.01 Stated Value                               2,578,217 shares

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX



                                                                       PAGE
 PART I. FINANCIAL INFORMATION                                        NUMBER

Item 1. Financial Statements:

        Consolidated Statements of Net Assets in Liquidation -             3
            June 30, 2000 and December 31, 1999

        Consolidated Statements of Changes in Net Assets in Liquidation -  4
            Six and Three Months Ended June 30, 2000 and 1999

        Notes to Consolidated Financial Statements                     5 - 9

Item 2. Management s Discussion and Analysis of Results of             10-14
            Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosure About Market Risk         15


            PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 16

Item 2. Changes in Securities                                             16

Item 3. Defaults upon Senior Securities                                   16

Item 4. Submission of Matters to a Vote of Security Holders               16

Item 5. Other Information                                                 16

Item 6. Exhibits and Reports on Form 8-K                               16-17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                         JUNE 30,
                                                                           2000              December 31,
 (in thousands)                                                         (UNAUDITED)              1999

 Assets
 Investments:

      Fixed maturities                                                         $913                  $896
      Mortgage loans on real estate                                           1,243                 1,552

      Short-term investments                                                  1,221                 1,146
           Total investments                                                  3,377                 3,594


 Cash                                                                            63                   274

 Accrued investment income                                                       14                    19
 Reinsurance recoverable                                                      9,787                11,404

 Other receivables                                                              624                   484
 Prepaid reinsurance premiums                                                19,516                27,644

 Property and equipment                                                       1,164                 1,179
 Other assets                                                                   152                   150


           Total assets                                                      34,697                44,748


 Liabilities and Redeemable Preferred Stock

 Liabilities:
      Future policy benefits                                                  8,019                 9,078
      Unearned premiums                                                      19,516                27,644

      Other policy claims and benefits payable                                1,807                 2,365
      Pension plan liability                                                    759                   534

      Other liabilities                                                         687                   795
                                                                             30,788                40,416


 Redeemable preferred stock:

      Series A, 8 l/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2000, 459,461 shares; 1999,

      463,461 shares; net of $685 reduction in 2000 and $303 in
      1999 to reflect estimated liquidation value                             3,909                 4,332


           Total liabilities and redeemable preferred stock                  34,697                44,748


 Net assets in liquidation                                                       $0                    $0


                 See Notes to Consolidated Financial Statements



                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                               Six Months        Six Months       Three Months       Three Months
                                                  Ended             Ended             Ended             Ended
 (in thousands)                               June 30, 2000     June 30, 1999     June 30. 2000      June 30,1999

 Revenues:
      Earned premiums                                                   $201                               $90

      Net investment income                           $175               109             $106               35
      Net fees from sale of customer
        accounts                                       132               199               78              121

      Joint venture income (loss)                       33                                 26              (41)
      Miscellaneous                                     46                81               15               50

                                                       386               590              225              255


 Benefits and expenses:
      Policyholder benefits                                              211                                94

      Rent and related costs                            29               102               16               42
      Salaries, wages and employee
        benefits                                       153               182               76               90

      Professional fees                                 94               106               34               44
      Taxes, licenses and fees                          35                23               14               (1)

      Miscellaneous                                    131               101               57               52
                                                       442               725              197              321


 Excess of revenues over (under)
    benefits and expenses                              (56)             (135)              28              (66)

 Increase in liability for underfunded
    pension plan                                      (225)                              (225)

 Adjustment of Liabilities to estimated
   settlement amounts                                   63                36               26               25

 Preferred stock dividends                            (196)             (205)             (98)            (103)
 Adjustment of preferred stock
   to estimated realizable value                       382                                255

 Retirement of treasury shares-preferred                25                                 11
 Other increases (decreases) in net
   assets                                                7               (23)               3              (10)


 Decrease in net assets for the period                   0              (327)               0             (154)


 Net assets at beginning of period                       0               383                0              210

 Net assets at end of period                            $0               $56               $0              $56


                 See Notes to Consolidated Financial Statements

                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

1.  OVERVIEW AND BASIS OF ACCOUNTING:

  The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in late 1997, the Company signed an agreement to sell its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Settlement on the sale of the credit insurance business took place in May
1998. The Company s revenues, benefits and expenses now consist principally of (i) fee revenues received from Life of the South Corporation (LOTS), a Georgia-based financial services holding company which acquired the
Company s credit insurance customer accounts,   (ii) investment income on
remaining assets, and (iii) corporate expenses.

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

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company s consolidated net assets in liquidation as of June 30, 2000 and the consolidated changes in its net assets for the six and three month periods ended June 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform with classifications used for 2000.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

  The changes in net assets for the six and three month periods ended June 30, 2000 are not necessarily indicative of the changes to be expected for the full year.

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

  The sale of the inforce block of business referred to in (ii) above was completed in May 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. Settlement on the sale of the reinsurance subsidiary referred to (iii) above occurred in September 1998.

  In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets and providing for all of its liabilities. The Company eventually intends to make a cash distribution to its preferred shareholders and ultimately distribute its remaining cash, if any, to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company will continue receiving payments from LOTS from the sale of the Company s customer accounts until September 30, 2002. In 2002, the Company may also receive a payment from a contingency fund established by the parties. The allocation of the contingency fund balance between the Company and LOTS will be based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. As a result , the distribution , if any, to the Company s common shareholders will not be made until late in 2002 when all amounts due from LOTS have been received.

  The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses. As of August 7, 2000, two people were employed on a full-time basis by the Company.

3.  INCOME TAXES:

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets were as follows (in 000's):

                                                                June 30,2000       December 31,1999

 Deferred tax assets:

      Future policy benefits                                                                    $60
      Net operating loss carryforwards                              $1,135                    2,300

      Other                                                            192                      303
                                                                     1,327                    2,663

      Valuation allowance for deferred tax assets                   (1,327)                  (2,663)

                                                                         0                        0


 Deferred tax liabilities                                                0                        0


 Net deferred tax asset                                                 $0                       $0



4.  COMMITMENTS AND CONTINGENCIES:

  From March 1994 until August 2000, the Company owned a 50% interest in its home office building. The Company leased the portion of the building it did not own at a rate of $17,000 per month until July 1999 when its lease expired. The Company also subleased a portion of the unused space in the building to third party tenants. Income from these subleases totaled $13,562 in the first six months of 2000 and $113,427 for the same period in 1999. The office building was sold in August 2000. The building lease was classified as an operating lease. The Company has no other significant leases.

  In connection with the cancellation of a joint venture agreement in 1996, the Company agreed to pay its former joint venture partner a pro rata share of the proceeds it receives from the sale of its credit insurance accounts. Accordingly, the Company will pay its former partner approximately 19% of any gross fee revenues received from LOTS for the sale of its customer accounts.

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

  During 1999, a dispute arose between the Company and LOTS relating to the payment of investment income on the assets which were transferred to LOTS in connection with the sale of the inforce credit insurance business. Subsequent to the closing of the transaction, LOTS claimed that the Company owes it approximately $1,400,000 for investment earnings on the amount transferred for the period from October 1, 1997, the effective date of the agreement, to May 13, 1998, the date of settlement on the sale transaction. In October 1999, LOTS informed the Company that it would begin withholding from the Company the fee income payments which are contractually due to the Company from the sale of the credit insurance accounts. As of June 30, 2000, net fee income totaling $269,000 has been withheld by LOTS. At December 31, 1999, $137,000 had been withheld. The withheld amounts have been included with Other Receivables on the Consolidated Statements of Net Assets in Liquidation. The Company believes LOTS claim for investment income is without merit and intends to take all actions necessary to collect the fee income amounts to which it is contractually entitled. As required by the agreements entered into by the parties, this matter will be settled through arbitration. The ultimate outcome of this dispute cannot be determined at this time.

  Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the net assets or changes in net assets of the Company or its subsidiaries. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company s financial statements.

5.  REDEEMABLE PREFERRED STOCK:

  The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company s purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 4,000 shares in 2000 further reduced the sinking fund deficiency to $194,610 at June 30, 2000. As a result of the Company s inability to make the sinking fund payment, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

  The Company did not have sufficient liquid assets to pay the July 1, 2000 quarterly dividend on the preferred stock. Although the Company s wholly-owned subsidiary has sufficient liquid funds to cover the amount of the dividend, the transfer of such funds to the Company is subject to the approval of the Delaware Department of Insurance. As of August 14, 2000, the Delaware Department has not approved the Company s request to transfer the necessary funds. However, the Company is in the process of resolving certain issues raised by the Department and believes, based on discussions with Department personnel, that the approval for the transfer will be received following the resolution of these matters.


ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  A review of the significant factors which affected the Company s net assets in liquidation at June 30, 2000 and the changes in its net assets in liquidation for the six and three month periods ended June 30, 2000 is presented below. Information relating to 1999 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company s 1999 Form 10-K.

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

  The agreement with the purchaser of the credit insurance operations provides that the proceeds from the sale of the customer accounts are to be received as fee income on a quarterly basis until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in
Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, a dispute arose during 1999 between the Company and the purchaser regarding the payment of investment income on the assets which were transferred to the purchaser in connection with the sale of the inforce credit insurance business. Until the dispute is resolved, the purchaser is withholding the above-referenced fee income from the Company to offset the investment income it believes it is due. At June 30, 2000, $269,000 of net fee income was being held by the purchaser. As required by the agreements between the parties, this matter will be settled through arbitration.

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

    As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its assets and liability amounts using accounting principles applicable to going concern entities.

    The Company s net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero during the fourth quarter of 1999. Therefore, all subsequent decreases in net assets represent reductions in the estimated liquidation value of the Company s preferred stock. In the first six months of 2000, the Company reduced the estimated liquidation value of the preferred stock by $382,000. This decline is primarily attributable to a $225,000 increase in the liability for the Company s underfunded pension plan and preferred stock dividends of $196,000. The increase in the estimated liability to the pension plan results from a decline in long-term interest rates during the first half of 2000. For the same period in 1999, net assets in liquidation decreased $327,000 principally as a result of preferred stock dividends of $205,000 and an excess of benefits and expenses over revenues of $135,000.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

  As a result of the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company s revenues, benefits and expenses now consist principally of ( i) fee income from the sale of the Company s customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries and professional fees. A discussion of the material factors which affected the changes in the Company s net assets in liquidation for the six and three month periods ended June 30, 2000 and 1999 is presented below.

    As indicated above, since the Company s net assets were reduced to zero in the fourth quarter of 1999, all future decreases in value must be deducted from the estimated liquidation value of the Company s preferred stock. At December 31, 1999, the estimated liquidation value of the preferred stock was $4,332,000 ($9.35 per preferred share), a $303,000 reduction from its stated liquidation preference of $4,635,000 ($10 per share). In the first six months of 2000, the estimated liquidation value declined by an additional $382,000, primarily due to a $225,000 increase in the estimated liability for the Company s underfunded pension plan and $196,000 in preferred stock dividends. The Company also incurred an excess of benefits and expenses over revenues for the period of $56,000, but this excess was substantially offset by various miscellaneous increases in net assets. In the first half of 1999, net assets in liquidation declined by $327,000, from $383,000 at the beginning of the year to $56,000 at June 30, 1999. The prior year decrease in net assets was the result of preferred stock dividends of $205,000 and an excess of benefits and expenses over revenues of $135,000.

  As stated above, the excess of benefits and expenses over revenues decreased to $56,000 in 2000 from $135,000 in the first half of 1999. This improvement is due, in part, to reduced rent expense (because of the expiration in July 1999 of the Company s lease on its home office space), the collection of $40,000 in past due and unaccrued interest on a non-performing mortgage loan, which was repaid in full following the sale of the property, and reduced personnel costs.

  The estimated liability for the Company s underfunded pension plan, which is in the process of being terminated as part of the Company s Plan of Liquidation, was increased by $225,000 in the second quarter of 2000 as a result of continued declines in long-term interest rates. A decrease in the prescribed rates increases the amounts due to participants when a plan terminates. Since the Company s plan is expected to terminate in late 2000, following Internal Revenue Service confirmation of its qualified status and approval from the Pension Benefit Guaranty Corporation, management believes that the unfunded portion of the plan liability will be greater than the estimate made as of December 31, 1999. Management will continue to monitor changes in long-term interest rates during the remainder of the year to determine if any further adjustments to the liability are necessary.

ESTIMATED NET EXPENSES AND OTHER CHANGES
IN NET ASSETS DURING LIQUIDATION PERIOD

    As explained above, the liquidation of the Company is expected to continue until late in 2002 when all fee payments and the potential distribution from the contingency fund are received. Until that time, certain corporate expenses will continue to be incurred and investment income will continue to earn on existing invested funds. In addition, dividends will continue to be payable to the preferred shareholders until those shares are liquidated. The Board of Directors may determine during the period that the amount of funds available for ultimate distribution to shareholders would be increased by transferring all of the Company s remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for completing the liquidation of the remaining assets, paying all liabilities and making any distributions to the preferred and common shareholders.

    Based on management s estimates, which exclude the potential savings, if any, from the use of a liquidating trust, the Company believes that its future operating expenses and other changes in net assets, including preferred shareholder dividends, will exceed fee income and other revenues during the remainder of the liquidation period by approximately $750,000 to $850,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to uncertainties regarding ( i) when certain assets will be liquidated, (ii) when the distribution to the preferred shareholders occurs, (iii) the outcome of the investment income dispute discussed earlier, (iv) the level of actual expenses which will be incurred, (v) the ultimate pension plan liability and (vi) the ultimate resolution of any future contingencies which may arise.

                               FINANCIAL CONDITION

CAPITAL RESOURCES

    Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. For the six months ended June 30, 2000, the Company s cash and invested assets decreased by $428,000, from $3,868,000 at the beginning of the year to $3,440,000 at June 30, 2000. The decline is primarily attributable to the payment of $196,000 in preferred dividends and an excess of cash-basis expenses over cash-basis revenues for the period of approximately $220,000. The sale of the Company s 50% interest in its home office building in August 2000 provided approximately $1,150,000 in additional invested assets.

      Invested assets at June 30, 2000 and December 31, 1999 consisted principally of ( i) U.S. Treasury Notes, owned by the Company s insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) mortgage loans secured by commercial real estate, including one loan granted to the co-owner of the Company s home office building and secured by the co-owner s one-half interest in the building and (iii) short-term investments, principally money market funds. The mortgage loan granted to the co-owner of the Company s home office building, which had a principal balance at June 30, 2000 of $1,176,000, was repaid in full on August 10, 2000 when the building was sold. Another loan, with a balance of $295,000 at December 31, 1999, was also repaid in June 2000 when the mortgaged property was sold and refinanced.

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

    The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell non liquid assets and the timing of such sales, as well as on the outcome of the investment income dispute preferred to above and the level of operating expenses the Company must incur during the liquidation period. The Company s liquidity position is also dependent on its ability to sell its wholly-owned subsidiary, Consumers Life Insurance Company, in that dividends and other distributions to the Company from that subsidiary are limited by state insurance laws. As a result of its operating losses in recent years, Consumers Life is not permitted to make any distributions to the Company without approval of the Delaware Insurance Department.

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

    The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company s purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 4,000 shares in 2000 further reduced the sinking fund deficiency to $194,610 at June 30, 2000. As a result of the Company s inability to make the sinking fund payment, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

INFLATION

    Because of the Company s current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next two and one-half years, the effects of inflation on the Company are minimal.

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

  As of August 15, 2000, the Company has had no significant year 2000 computer software problems. Based upon the information outlined above, management does not believe that its very limited operations will be adversely impacted by any year 2000 computer problems during the remainder of 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The requirements for certain market risk disclosures are not applicable to the Company because, at June 30, 2000 and December 31 1999, the Company qualifies as a small business issuer under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 2000.

ITEM 2.     CHANGES IN SECURITIES

        During the three months ended June 30, 2000, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        As of June 30, 2000, the registrant was no in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all of its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. How-ever, see Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock and the registrant's inability to pay the July 1, 2000 dividend on the preferred stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 2000.

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

                  (i) Information or document provided in previous filing with the Commission
                  (ii)  Information or document not applicable to registrant
                  (iii) Information or document included as exhibit to this
                        Form 10-Q

      (b) No reports on Form 8-K were filed during the three months ended June 30, 2000. However, on July 5, 2000, the registrant filed a Form 8-K in which it reported that it did not have sufficient liquid assets to pay the July 1, 2000 quarterly dividend on its 8 l/2% cumulative convertible preferred stock. The registrant further disclosed that while its wholly-owned subsidiary had sufficient liquid funds to cover the dividend, the transfer of such funds is subject to the approval of the Delaware Department of Insurance, which approval had not yet been received.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant



Date: August 17, 2000             By  /S/
                                      James C. Robertson, President
                                      (Chief Executive Officer)



Date: August 17, 2000             By  /S/
                                      R. Fredric Zullinger
                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer