Form 10-Q
period 2000-09-30
CONSUMERS FINANCIAL CORP
filed 2000-11-14
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000




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

                                                      Outstanding at
      Class of Common Stock                           October 31, 2000
          $.01 Stated Value                           2,578,217 shares

                          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                        PAGE
        PART I. FINANCIAL INFORMATION                                   NUMBER

Item 1. Financial Statements:

      Consolidated Statements of Net Assets in Liquidation -            3
        September 30, 2000 and December 31, 1999

      Consolidated Statements of Changes in Net Assets in Liquidation - 4
        Nine and Three Months Ended September 30, 2000 and 1999

      Notes to Consolidated Financial Statements                        5 - 9

Item 2. Management s Discussion and Analysis of Results of              10-14
            Operations and Financial Condition

Item 3. Quantitative and Qualitative Disclosure About Market Risk       15


            PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               16

Item 2. Changes in Securities                                           16

Item 3. Defaults upon Senior Securities                                 16

Item 4. Submission of Matters to a Vote of Security Holders             16

Item 5. Other Information                                               16

Item 6. Exhibits and Reports on Form 8-K                                16-17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                       SEPTEMBER 30,
                                                                           2000              December 31,
 (Dollar amounts in thousands)                                          (UNAUDITED)              1999

 Assets
 Investments:
      Fixed maturities                                                         $927                  $896

      Mortgage loans on real estate                                              59                 1,552
      Short-term investments                                                  3,403                 1,146
           Total investments                                                  4,389                 3,594

 Cash                                                                            51                   274
 Accrued investment income                                                       24                    19
 Reinsurance recoverable                                                      8,916                11,404
 Other receivables                                                              541                   484
 Prepaid reinsurance premiums                                                16,524                27,644
 Property and equipment                                                                             1,179

 Other assets                                                                   148                   150
           Total assets                                                      30,593                44,748

 Liabilities and Redeemable Preferred Stock
 Liabilities:
      Future policy benefits                                                  7,298                 9,078

      Unearned premiums                                                      16,524                27,644
      Other policy claims and benefits payable                                1,657                 2,365
      Pension plan liability                                                    939                   534
      Other liabilities                                                         604                   795
                                                                             27,022                40,416

 Redeemable preferred stock:
      Series A, 8 l/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2000, 457,961 shares; 1999, 463,461 shares; net of $1,008 reduction in 2000 and $303

        1999 to reflect estimated liquidation value                           3,571                 4,332

           Total liabilities and redeemable preferred stock                  30,593                44,748


 Net assets in liquidation                                                       $0                    $0

                 See Notes to Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                               Nine Months       Nine Months      THREE  MONTHS      Three Months
                                                  Ended             Ended             ENDED             Ended
                                              September 30,     September 30,    SEPTEMBER 30.      September 30,
 (in thousands)                                    2000              1999             2000               1999
 Revenues:

      Earned premiums                                                   $320                              $119
      Net investment income                           $237               148              $62               39
      Net fees from sale of customer
         accounts                                      200               312               68              113
      Joint venture income (loss)                       36               (50)               3              (50)
      Net realized investment gains                                       98                                98
      Miscellaneous                                    139               101               93               20

                                                       612               929              226              339
 Benefits and expenses:

      Policyholder benefits                                              319                               108
      Rent and related costs                            40               129               11               27
      Salaries and employee benefits                   196               289               43              107
      Professional fees                                139               149               45               43
      Write-off of fee income receivable               116                                116
      Taxes, licenses and fees                          48                17               13               (6)
      Miscellaneous                                    198               239               67              138
                                                       737             1,142              295              417

 Excess of benefits and expenses
    over revenues                                     (125)             (213)             (69)             (78)

 Increase in liability for underfunded
   pension plan                                       (405)                              (180)


 Adjustment of liabilities to estimated
   settlement amounts                                   62               207                               171


 Preferred stock dividends                            (294)             (307)             (98)            (102)
 Adjustment of preferred stock
    to estimated realizable value                      705                                323

 Retirement of treasury shares-preferred                35                                 10

 Other increases in net assets                          22                31               14               54


 Increase (decrease) in net
   assets for the period                                 0              (282)               0               45


 Net assets at beginning of period                       0               383                0               56

 Net assets at end of period                            $0              $101               $0             $101

                 See Notes to Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


1.  OVERVIEW AND BASIS OF ACCOUNTING:

The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since the sale of its credit insurance business, the Company s revenues, benefits and expenses have consisted principally of (i) fee revenues received from Life of the South Corporation
(LOTS), which acquired the Company s credit insurance customer accounts,
(ii) investment income on remaining assets, and (iii) corporate expenses.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company s consolidated net assets in liquidation as of September 30, 2000 and the consolidated changes in its net assets for the nine and three month periods ended September 30, 2000 and 1999. Certain prior year amounts have been reclassified to conform with classifications used for 2000.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

The changes in net assets for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the changes to be expected for the full year.

2.  DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION:

On December 30, 1997, the Company entered into agreements with LOTS and American Republic Insurance Company (American Republic), pursuant to which the Company (i) sold its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sold its September 30, 1997 inforce block of credit insurance business to American Republic, LOTS financial partner in the transaction, effective January 1, 1998 and (iii) sold one of its wholly-owned reinsurance subsidiaries to LOTS as of August 31, 1998. LOTS and the Company also agreed that, with respect to the Company s principal insurance subsidiary,new credit insurance business produced by that subsidiary s former customer accounts, which were transferred to LOTS, would continue to be written on the policy or certificate forms of the subsidiary until September 30, 1999 (November 15, 1999 with respect to Pennsylvania premiums). These premiums and the related insurance risk were also reinsured 100% to American
Republic.

The sale of the inforce block of business referred to in (ii) above was completed in May 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. Settlement on the sale of the reinsurance subsidiary referred to (iii) above occurred in September 1998.

In addition to approving the sale of the inforce credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets and providing for all of its liabilities. The Company eventually intends to make a cash distribution to its preferred shareholders and ultimately distribute its remaining cash, if any, to its common shareholders. Pursuant to the terms of its agreement with LOTS, the Company would have received payments from LOTS from the sale of the Company s customer accounts until September 30, 2002. However, as discussed in Note 4, the Company has waived its right to receive this fee income after September 30, 2000 in order to settle a dispute with LOTS. In 2002, the Company could also receive a payment from a contingency fund held by LOTS. The allocation of the contingency fund balance between the Company and LOTS will be based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. Based on the Company s review of the claims experience on the inforce block, as computed by LOTS, it is likely that LOTS will be entitled to most, if not all, of the assets in the contingency fund. In connection with the above-referenced settlement, the Company has permitted LOTS to withdraw $500,000 from the fund, which had a balance at September 30, 2000 of approximately $1,314,000.

The Company has made substantial personnel reductions during the past several years as a result of the discontinuation of its various businesses. As of November 8, 2000, two people were employed on a full-time basis by the Company.

3.  INCOME TAXES:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets were as follows (in 000's):

                                                                  September 30,       December 31,
                                                                      2000                1999

 Deferred tax assets:
      Future policy benefits                                                                   $60
      Net operating loss carryforwards                                $1,288                 2,300

      Other                                                                                    303
                                                                       1,288                 2,663
      Valuation allowance for deferred tax assets                     (1,288)               (2,663)
                                                                           0                     0


 Deferred tax liabilities                                                  0                     0

 Net deferred tax asset                                                   $0                    $0


4.  COMMITMENTS AND CONTINGENCIES:

From March 1994 until August 2000, the Company owned a 50% interest in its home office building. The Company leased the portion of the building it did not own at a rate of $17,000 per month until July 1999 when its lease expired. The Company also subleased a portion of the unused space in the building to third party tenants until April 2000. Income from these subleases totaled $147,924 in the first nine months of 1999, while only $13,562 was received in 2000. The office building was sold in August 2000 at a price which exceeded the carrying value of the property by approximately $65,000. The building lease was classified as an operating lease. The Company has no other significant leases.

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

During 1999, a dispute arose between the Company and LOTS relating to the payment of investment income on the assets which were transferred to LOTS in connection with the sale of the inforce credit insurance business. Subsequent to the closing of the transaction, LOTS claimed that the Company owed it approximately $1,400,000 for investment earnings on the amount transferred for the period from October 1, 1997, the effective date of the agreement, to May 13, 1998, the date of settlement on the sale transaction. In October 1999, LOTS informed the Company that it would begin withholding from the Company the fee income payments which are contractually due to the Company from the sale of the credit insurance accounts. As of September 30, 2000, net fee income totaling $421,000 had been withheld by LOTS compared to $137,000 which had been withheld through December 31, 1999. In October 2000, the parties settled this dispute. Pursuant to the terms of the settlement, the Company will receive an immediate cash payment of $250,000 from LOTS in lieu of any future fee income payments. The Company also agreed to permit LOTS to withdraw $500,000 from the contingency fund established by the parties at the time of the sale transaction, subject to the Company s review of the claims experience on the inforce block of business sold to LOTS. The effects of this settlement have been reflected in the Company s September 30, 2000 financial statements. The settlement resulted in a $171,000 write down of the $421,000 receivable from LOTS and an offsetting $56,000 reduction of the Company s liability to its joint venture partner, since this obligation represents a percentage of the fee income received from LOTS.

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

5.  REDEEMABLE PREFERRED STOCK:

The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company s purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 5,500 shares in 2000 further reduced the 1999 deficiency to $179,610. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. As a result, the total sinking fund deficiency at September
30, 2000 was $729,610.   Because of the Company s inability to make the
sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    A review of the significant factors which affected the Company s net assets in liquidation at September 30, 2000 and the changes in its net assets in liquidation for the nine and three month periods ended September 30, 2000 is presented below. Information relating to 1999 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company s 1999 Form 10-K.

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

   The agreement with the purchaser of the credit insurance operations provides that the proceeds from the sale of the customer accounts are to be received as fee income on a quarterly basis until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in
Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, a dispute arose during 1999 between the Company and the purchaser regarding the payment of investment income on the assets which were transferred to the purchaser in connection with the sale of the inforce credit insurance business. Because of the dispute, the purchaser began withholding the above-referenced fee income from the Company to offset the investment income it believed it was due. At September 30, 2000, $421,000 of fee income had been withheld by the purchaser. In October 2000, the parties settled this dispute.

     As more fully described in Note 4, in connection with the settlement, the Company will receive a $250,000 immediate cash payment from the purchaser in lieu of any future fee income payments.

   The Company may also receive a payment from a contingency fund established by the Company and the purchaser based on the claims experience on the inforce credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, the Company would not be entitled to any portion of the contingency fund. Based on the Company s determination that the purchaser will probably be entitled to most, if not all, of the assets in the contingency fund, the Company has permitted the purchaser to withdraw $500,000 from the fund as a part of the above referenced settlement. The contingency fund had a balance of approxi-mately $1,314,000 at September 30, 2000.

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

   The Company s net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero during the fourth quarter of 1999. Therefore, all subsequent decreases in net assets represent reductions in the estimated liquidation value of the Company s preferred stock. In the first nine months of 2000, the Company reduced the estimated liquidation value of the preferred stock by $705,000. This decline is primarily attributable to a $405,000 increase in the liability for the Company s underfunded pension plan and preferred stock dividends of $294,000. The increase in the estimated liability to the pension plan is principally the result of a decline in long-term interest rates during the first nine months of 2000.

   For the first nine months of 1999, net assets in liquidation decreased $282,000 principally as a result of preferred stock dividends of $307,000 and an excess of benefits and expenses over revenues of $213,000.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

    Since the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company s revenues, benefits and expenses have consisted principally of (i) fee income from the sale of the Company s customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries and professional fees. A discussion of the material factors which affected the changes in the Company s net assets in liquidation for the nine and three month periods ended September 30, 2000 and 1999 is presented below.

    As indicated above, since the Company s net assets were reduced to zero in the fourth quarter of 1999, any further decreases in value are being deducted from the estimated liquidation value of the Company s preferred stock. At December 31, 1999, the estimated liquidation value of the preferred stock was $4,332,000 ($9.35 per preferred share), a $303,000 reduction from its stated liquidation preference of $4,635,000 ($10 per share). In the first nine months of 2000, the estimated liquidation value declined by an additional $705,000, primarily due to a $405,000 increase in the estimated liability for the Company s underfunded pension plan and $294,000 in preferred stock dividends. The Company also incurred an excess of benefits and expenses over revenues for the period of $125,000, but this excess was substantially offset by various miscellaneous increases in net assets. At September 30, 2000, the estimated liquidation value of the preferred stock was $3,571,000 ($7.80 per share).

    In the first nine months of 1999, net assets in liquidation declined by $282,000, from $383,000 at the beginning of the year to $101,000 at September 30, 1999. This decrease in net assets was primarily the result of preferred stock dividends of $307,000, an excess of benefits and expenses over revenues of $213,000, and offset, in part, by a $207,000 adjustment of liabilities to their estimated settlement amounts.

   As stated above, the excess of benefits and expenses over revenues decreased from $213,000 in the first nine months of 1999 to $125,000 in 2000. This improvement is due, in part, to reductions in both rent expense (because of the expiration in July 1999 of the Company s lease on its home office space) and personnel costs. Fee revenues from the sale of the Company s credit insurance accounts declined from $312,000 in the first nine months of 1999 to only $200,000 in 2000. This decrease reflects a reduction in the premiums produced by the accounts which were transferred as well as some reduction in the number of accounts. Investment income increased by $89,000 in the first nine months of 2000 due primarily to the collection of $52,000 in interest on a non-performing mortgage loan which was repaid in full and to higher interest rates on short-term investments.

   The estimated liability for the Company s underfunded pension plan, which is in the process of being terminated as part of the Company s Plan of Liquida-tion, was increased by $180,000 in the third quarter of 2000 as a result of a determination that the interest rate required to be used in computing lump sum distributions to participants would be less than originally estimated. A decrease in the rate increases the amount due to participants when a plan terminates. Because all but one of the factors necessary to compute the final liability of the plan are now known, management believes the Company s liability for the unfunded portion of the plan, in the amount of $939,000, will not differ materially from the ultimate amount which will be required in order to terminate the plan in December 2000.

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS
DURING LIQUIDATION PERIOD

    The liquidation of the Company was originally expected to be completed on or about December 31, 2002 when all of the fee income payments and the potential distribution from the contingency fund, as discussed in the Overview section above, would have been received. However, since the Company has agreed to accept a $250,000 single payment in lieu on any future fee income as part of the settlement of the dispute referred to above, and because it now appears unlikely that the Company will receive any distribution from the contingency fund, the liquidation process is now expected to be completed within the next twelve to fifteen months. Until that time, certain corporate expenses will continue to be incurred and investment income will continue to earn on existing invested funds. In addition, dividends will continue to be payable to the preferred shareholders until those shares are redeemed.

    Based on management s estimates, the Company believes that its future expenses and other changes in net assets, including preferred shareholder dividends, will exceed its revenues during the remainder of the liquidation period by approximately $400,000 to $500,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to uncertainties regarding ( i) when certain assets will be liquidated,
(ii) when the distribution to the preferred shareholders occurs, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of any future contingencies which may arise.

                               FINANCIAL CONDITION

CAPITAL RESOURCES

    Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. For the nine months ended September 30, 2000, the Company s cash and invested assets increased by $572,000, from $3,868,000 at the beginning of the year to $4,440,000 at September 30, 2000. This increase is entirely attributable to the sale of the Company s 50% interest in its former home office building in August 2000. That sale provided approximately $1,150,000 in additional invested assets. The increase arising from the sale of the office building was partially offset by a reduction in invested assets resulting from the payment of $294,000 in preferred dividends.

      Invested assets at December 31, 1999 consisted principally of ( i) U.S. Treasury Notes, owned by the Company s insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) three mortgage loans secured by commercial real estate, including one loan granted to the co-owner of the Company s former home office building and secured by the co-owner s one-half interest in the building and
(iii) short-term investments, principally money market funds. The mortgage loan granted to the co-owner of the former home office building, which had a principal balance at December 31, 1999 of $1,176,000, was repaid in full on August 10, 2000 when the building was sold. Another loan, with a balance of $295,000 at the end of 1999, was also repaid in June 2000 when the mortgaged property was sold and refinanced. At September 30, 2000, 78% of the Company s $4,389,000 of investments was invested in money market funds because of the minimal market risk and the liquidity provided by these investments. Virtually all of the Company s remaining investments were U.S. Treasury Notes on deposit with state insurance departments..

LIQUIDITY

    The Company s subsidiaries have historically met most of their cash requirements from funds generated from operations, while the Company has generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company s decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company s principal sources of cash funds will be investment income on existing assets and proceeds from the sale of non liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders.

    The adequacy of the Company s liquidity position in the future will be principally dependent on its ability to sell non liquid assets and the timing of such sales, as well as on the level of expenses the Company must incur during the liquidation period. The Company s liquidity position is also dependent on its ability to sell its wholly-owned subsidiary, Consumers Life Insurance Company, in that dividends and other distributions to the Company from that subsidiary are limited by state insurance laws. As a result of its operating losses in recent years, Consumers Life is not permitted to make any distributions to the Company without approval of the Delaware Insurance Department.

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

    The terms of the Company s 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company s purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 5,500 shares in 2000 further reduced the 1999 sinking fund deficiency to $179,610. On
July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. As a result, the total sinking fund deficiency at September 30, 2000 was $729,610. Because of the Company s inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

INFLATION

    Due to the Company s current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next twelve to fifteen months, the effects of inflation on the Company are minimal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The requirements for certain market risk disclosures are not applicable to the Company because, at September 30, 2000 and December 31 1999, the Company qualifies as a small business issuer under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiaries are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended September 30, 2000.

ITEM 2.     CHANGES IN SECURITIES

        During the three months ended September 30, 2000, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

        As of September 30, 2000, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. However, see Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 2000.

ITEM 5.     OTHER INFORMATION

        None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

            (2) Plan of acquisition, reorganization, arrangement, liquidation or succession ( i)
            (3)   Articles of incorporation and by-laws (i)
            (4) Instruments defining the rights of security holders, including indentures (i)
            (10)  Material contracts (ii)
            (11)  Statement re computation of per share earnings (ii)
            (15)  Letter re unaudited interim financial information (ii)
            (18)  Letter re change in accounting principles (ii)

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

            (19)  Report furnished to security holders (ii)
            (22) Published report regarding matters submitted to a vote of security holders (ii)
            (23)  Consents of experts and counsel (ii)
            (24)  Power of attorney (ii)
            (27)  Financial data schedule (iii)
            (99)  Additional exhibits (ii)

                  (  i) Information or document provided in previous filing
                        with the Commission
                  ( ii) Information or document not applicable to registrant
                  (iii) Information or document included as exhibit to this
                        Form 10-Q

        (b)   Reports on Form 8-K:

            On July 5, 2000, the registrant filed a Form 8-K in which it reported that it did not have sufficient liquid assets to pay the July 1, 2000 quarterly dividend on its 8 l/2% cumulative convertible preferred stock. The registrant further disclosed that while its wholly-owned subsidiary had sufficient liquid funds to cover the dividend, the transfer of such funds is subject to the approval of the Delaware Department of Insurance, which approval had not yet been received. On August 23, 2000, the Insurance Department approved the transfer, and the July 1 dividend was paid on September 1, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS FINANCIAL CORPORATION
                                           Registrant



Date  November 10 , 2000          By   /S/
                                      James C. Robertson, President
                                      (Chief Executive Officer)


Date  November 10, 2000           By   /S/
                                      R. Fredric Zullinger
                                      Senior Vice President,
                                      Chief Financial Officer
                                      and Treasurer