Form 10-K
period 2000-12-31
CONSUMERS FINANCIAL CORP
filed 2001-03-28
CIK 100320

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

< X >Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                                 Name of each exchange
        Title of each class                       on which registered
        Common stock (no par) (voting)                  Not listed
        8 1/2% Preferred Stock Series A                 Not listed
        (Par Value $1.00 per share) (non-voting)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.
                             Yes    XX         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   XX

Based on the closing price on March 1, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was $33,518.

The number of outstanding common shares of the registrant as of March 1, 2001 was 2,578,295.

                                      PART I

ITEM 1.     BUSINESS
                                    GENERAL

 Consumers Financial Corporation (the "Company") was formed in 1966 as 20th Century Corporation (a Pennsylvania corporation) and adopted its present name in 1980. The Company is an insurance holding company which, until late 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. The Company operated through various wholly-owned subsidiaries since it was formed; however, all of these subsidiaries have either been sold or liquidated and dissolved except for Consumers Life Insurance Company, a Delaware life insurance company ( Consumers Life ).

 On March 24, 1998, the Company s shareholders approved the sale of the Company s credit insurance and related products business, which was the Company s only remaining business operation following the previous sales, as discussed below, of its individual life insurance and its auto auction businesses. The credit insurance business was sold to Life of the South Corporation, a Georgia-based financial services holding company ( LOTS ).

 Pursuant to the terms of the agreements the Company entered into with LOTS and American Republic Insurance Company ( American Republic ), LOTS financial partner in the transaction, the Company sold (i) its credit insurance and fee income accounts to LOTS, (ii) its September 30, 1997 inforce block of credit insurance business to American Republic and (iii) one of its wholly-owned subsidiaries to LOTS.

 In addition to approving the sale of the inforce credit insurance business, at the Special Meeting on March 24, 1998, the Company s shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation ), pursuant to which the Company is now liquidating its remaining assets and settling or providing for its liabilities. The Company eventually intends to distribute its remaining cash to its preferred shareholders. The Company does not expect to be able to make any distribution to its common shareholders. The Company s remaining assets and liabilities may at some point be transferred to a liquidating trust if the Board of Directors determines that the use of such a trust provides a better alternative for completing the liquidation process. If the assets and liabilities are transferred to a liquidating trust, all shareholder distributions would be made directly from the trust after the satisfaction of all liabilities. The Plan of Liquidation permits the Board of Directors to also consider other alternatives to liquidating the Company if such alternatives are deemed by the Board to be in the best interests of the Company and its shareholders.

 In 1992, the Company sold all of its traditional whole-life, term and annuity business. In 1994, the Company reinsured substantially all of its universal life insurance business to a third party insurer and, effective January 1, 1997, it sold its remaining block of assumed universal life business back to the direct writer of the business. The Company, through a wholly-owned subsidiary, also conducted wholesale and retail automobile auctions of used vehicles for automobile dealers, banks and leasing companies. The Company sold the business and the related operating assets of the subsidiary in November 1996.

 The term "Company", when used herein, refers to Consumers Financial Corporation and its subsidiaries unless the context requires otherwise. The Company's executive offices are located at 1513 Cedar Cliff Drive, Camp Hill, Pennsylvania 17011. Its telephone number is (717) 761-4230.

                                    OPERATIONS

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

                                    INVESTMENTS

 The Company's insurance subsidiaries historically invested primarily in fixed maturity securities (bonds) and, to a lesser extent, in mortgages with terms which were generally seven years or less. Investments in mortgages allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. The Company s only remaining fixed maturity securities are bonds and a certificate of deposit which Consumers Life is required to maintain on deposit with various state insurance departments. The Company s mortgage loan portfolio has declined significantly during the past six years, from $9.9 million at the end of 1994 to $50,000 at December 31, 2000. The remaining loan in the portfolio is scheduled to be paid in full by June 2002.

 Since the approval of the Plan of Liquidation, the Company has maintained all of its remaining investable funds in short-term securities in order to provide the liquidity necessary to pay current expenses and dividends to preferred shareholders and to eliminate the market risk associated with bond investments. The Company also intends to invest the funds which arise from the eventual liquidation of its investment in Consumers Life in short-term securities. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for information concerning investment results for the years ended December 31, 2000, 1999 and 1998.

                          COMPETITION

 Inasmuch as the Company no longer conducts any insurance or other operations, it no longer competes with other organizations.

                          REGULATION

 Consumers Life is subject to regulation and supervision in the states in which it is licensed. The extent of such regulation varies from state to state, but, in general, each state has statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing financial statement reserves, the form and content of financial reports and the type and concentration of permitted investments. Consumers
Life is also subject to periodic examination by the Delaware Department of Insurance. Although this subsidiary now has only a few direct policyholders, the Delaware Department continues to monitor the company s statutory capital and surplus and other aspects of its financial compliance with state insurance laws and regulations.

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

 The Company is also subject to regulation under the insurance holding company laws of the state of Delaware. These laws generally require insurance holding companies and insurers that are subsidiaries of holding companies to register and file certain reports, including information concerning their capital structures, ownership, financial condition and general business operations, and require prior regulatory agency approval of changes in control of an insurer, most dividends and intercorporate transfers of assets within the holding company structure.

                              EMPLOYEES AND AGENTS

As of March  1, 2001, the Company had only 2 full-time employees. On
January 1, 1998, all of the Company s sales personnel resigned and became employees of LOTS in connection with the transactions discussed earlier in this Item 1, and certain other administrative employees were also terminated. Consumers Life no longer has any licensed agents.

 The Company maintains insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.

ITEM 2.     PROPERTIES

 From September 1989 to July 2000, the Company maintained its executive and business offices in a building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contained approximately 44,000 square feet of office space (approximately 39,000 square feet of leasable space). Prior to 1994, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building for $1.75 million, which reduced the Company s annual rent on the portion of the building it did not own to $204,000. The Company s lease terminated in July 1999.

 As a result of the sale of all of its insurance operations and the adoption of the Plan of Liquidation, the Company occupied only a small portion of the leasable space in the office building. From 1998 to 2000, the Company subleased portions of the building to third party tenants pursuant to various short-term leases and received $14,000, $175,000 and $87,000 in 2000, 1999 and 1998, respectively, from these subleases. In August 2000, the Company and its co-owner sold the office building. The Company reported a gain of approximately $9,000 on the sale transaction and also collected approximately $56,000 in penalties from the buyer as a result of the buyer s delays in closing on the transaction.

 The Company now leases approximately 1,200 square feet of office space on a month-to-month basis at 1513 Cedar Cliff Drive, Camp Hill, Pennsylvania. The monthly rent for this facility is $1,300.

ITEM 3.     LEGAL PROCEEDINGS

 The Company is a party to various lawsuits which are ordinary and routine litigation incidental to the business operations it previously conducted. None of these lawsuits is expected to have a materially adverse effect on the Company's net assets in liquidation or changes in its net assets in liquidation. See Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional information concerning litigation matters.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted during the fourth quarter of 2000 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was delisted by NASDAQ for non-compliance with NASDAQ s market value of public float requirements. The Company s Convertible Preferred Stock, Series A, was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation and Dissolution on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market.

 Quarterly high and low bid prices for the Company s common and preferred stock, based on information provided by The National Association of Securities Dealers through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.

                                      2000 QUARTERLY BID PRICES

                                                        1st         2nd           3rd         4th
                                                      Quarter     Quarter       Quarter     Quarter
             Common Stock
                  High                                  0.10        0.15         0.14         0.08
                  Low                                   0.07        0.05         0.08         0.02

            Convertible Preferred Stock
            Series A

                  High                                  2.75        4.00         4.00         3.88
                  Low                                   2.00        2.50         2.50         3.00

 As of December 31, 2000, there were 6,724 shareholders of record who collectively held 2,578,295 common shares and 107 shareholders of record of the Convertible Preferred Stock, Series A, who held 456,061 shares. The number of recordholders presented above excludes individual participants in securities positions listings.

 Dividends on both the Company s common stock and Convertible Preferred Stock, Series A, are declared by the Board of Directors. No common stock dividends have been paid since 1994. See Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for a description of the restrictions on the Company's ability to pay dividends to common shareholders. The Convertible Preferred Stock, Series A dividends are paid quarterly and generally on the first day of January, April, July and October at an annual rate of $.85 per share. Since the Company does not have sufficient liquid funds to pay the preferred dividends, it must rely on Consumers Life to provide it with the required funds. In that regard, all distributions to the Company from Consumers Life are subject to approval by the Delaware Insurance Department. See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM 6.     SELECTED FINANCIAL DATA

 The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                            (Not covered by Independent Auditor s Report)

                                                                         For the             For the
                                                                         period from        period from
                                                   Years ended         March 25, 1998     January 1, 1998        Years ended
   (dollar amounts in thousands,                  December 31,               to                 to               December 31,
     except per share)                           2000       1999      December 31,1998    March 24, 1998       1997        1996

   Total revenues (excluding change
    in unearned premiums)                                                                           $261         $40       $378
   Premiums written                                                                                   (4)        (37)       353
   Net investment income                                                                              60          63         59
   Net return on average investments                                                                   4.8%        4.9%       5.4%
   Loss from continuing operations                                                                   (88)     (1,441)    (1,737)
   Discontinued operations                                                                           112      (4,919)       503
   Net income (loss)                                                                                  24      (6,360)    (1,234)

   Basic and diluted income (loss) per
   common share:

            Loss from continuing operations                                                           (0.08)      (0.73)     (0.83)
            Discontinued operations                                                                    0.04       (1.89)      0.19
            Net loss                                                                                  (0.04)      (2.62)     (0.64)

  Increase (decrease) in net assets
  in liquidation:

            Net loss                           $(1,823)       ($252)            ($132)
            Decrease (increase) in
            liability for under funded
            pension plan                         1,122         (388)             (734)

            Adjustment of liabilities to
            estimated settlement amounts            62          210

            Preferred stock dividends             (391)        (406)             (307)

            Adjustment of preferred stock
            to estimated liquidation value         938          303              (175)

            Other                                   92          150                16

            Net decrease                            $0        $(383)          $(1,332)

                                                                                              December 31,
                                                                 2000              1999         1998       1997       1996

       Total assets                                           $25,305           $44,748      $62,688    $85,035   $114,619
       Net assets in liquidation                                    0                 0                     383
       Total debt                                                   0                 0            0          0          0
       Shareholders  equity                                                                               1,806      8,650
       Shareholders  equity per common share                                                                  0.78       3.31
       Cash dividends declared per common share                  NONE              NONE         NONE       NONE       NONE


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 A review of the significant factors which affected the Company's net assets in liquidation at December 31, 2000 and the changes in its net assets in liquidation for the year then ended is presented below. Information relating to 1999 and 1998 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-K.

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

                                 OVERVIEW

 At the Special Meeting of Shareholders held on March 24, 1998, the Company's preferred and common shareholders approved the sale of the Company's credit insurance and related products business, which was the Company's only remaining business operation. In connection with the sale of its in force credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries. At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation), pursuant to which the Company is now liquidating its remaining assets so that it can pay or provide for all of its liabilities and distribute its remaining cash to its preferred shareholders. It is unlikely that any cash will be available for distribution to the common shareholders.

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

 As discussed below, during 1999, the Company s net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero, and the estimated liquidation value of the Company s preferred stock was reduced by $303,000 from its full redemption price. For the year ended December 31, 2000, the estimated liquidation value of the preferred stock decreased by an additional $938,000, primarily as a result of
(i) a $432,000 increase in the amount necessary to fully fund the Company s pension plan so the plan could be terminated and (ii) $391,000 in preferred dividends. An excess of benefits and expenses (excluding pension expense) over revenues of $269,000 also contributed to the decline in the liquidation value of the preferred stock, but this reduction was partially offset by miscellaneous increases in net assets during the year. All subsequent decreases in the Company s net assets during the remainder of the liquidation period will continue to reduce the estimated liquidation value of the preferred stock.

 During 1999, the Company s net assets in liquidation decreased from $383,000 to zero and, as stated above, the estimated liquidation value of the preferred stock also declined by $303,000. These reductions were principally due to a $252,000 excess of benefits and expenses over revenues for the year, a $388,000 increase in the liability for the Company's under funded pension plan and $406,000 in preferred dividends. These reductions were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts and other miscellaneous increases in net assets.

 In 1998, for the period following the adoption of the liquidation basis of accounting, the Company's net assets in liquidation declined by $1.3 million, from $1.7 million to $383,000. As was the case in 1999, this decrease was also largely due to an excess of benefits and expenses over revenues for the period of $132,000, an increase in the pension plan liability of $374,000 and preferred shareholder dividends totaling $307,000. For the period from January 1, 1998 to March 24, 1998, the Company reported net income of $24,000 (a loss of $.04 per share after giving consideration to preferred dividends), which included a $112,000 gain related to the 1997 disposal of the discontinued credit insurance business.

           RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS IN LIQUIDATION

 Since the sale of the credit insurance business and the adoption of the Plan of Liquidation, the Company's revenues, benefits and expenses have consisted principally of (i) fee revenues from the sale of the Company's customer accounts, (ii) investment income on the remaining invested assets and (iii) corporate expenses, primarily salaries, professional fees and, pension expense and home office rent and related costs. A discussion of the material factors which affected the Company's changes in net assets in liquidation (for the years ended December 31, 2000 and 1999 and for the period from March 25, 1998 to December 31, 1998) and its results of operations (for the period from January 1, 1998 to March 24, 1998) is presented below.

Year Ended December 31, 2000

 As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company s preferred stock. During 2000, the estimated liquidation value of the preferred stock decreased by $938,000. As a result, at December 31, 2000, the 456,061 shares of preferred stock outstanding have an estimated liquidation value of $3,320,000, or $7.28 per share.

 The decrease in the liquidation value of the preferred stock in 2000 was primarily the result of a $432,000 increase in the Company s liability for its under funded pension plan and $391,000 in dividends to the preferred shareholders. An excess of expenses over revenues (excluding pension expense) also contributed to the decline in the liquidation value. Effective in March 2000, the Company terminated the pension plan as part of the Plan of Liquidation. Following the receipt of all regulatory approvals and each participant s election as to his or her form of benefit payment (lump sum or annuity), the plan s final liability was determined using a government-mandated interest rate to compute the lump sum benefits. Because the prescribed interest rate had declined from the rate used by the Company to estimate its December 31, 1999 liability to the plan, the total liability to participants, and the Company s corresponding liability to the plan, increased compared to the estimate at the end of 1999. Consequently, the Company had to contribute $966,000 to the plan, or $432,000 more than the $534,000 which had been established at December 31, 1999 as the unfunded liability.

 The liquidation value of the preferred stock also declined as a result of the $391,000 in dividends paid to the preferred shareholders in 2000. Since the Company is in liquidation and cannot generate future value from its business operations, each dividend payment to the preferred shareholders reduces the amount ultimately distributable to those shareholders as a liquidation payment. The Company is currently unable to make any liquidating distributions to these shareholders because virtually all of the Company s liquid funds are held by the Company s insurance subsidiary and cannot be utilized until that subsidiary is sold.

 For the year ended December 31, 2000, the Company reported an excess of benefits and expenses over revenues of $1,823,000, which includes pension expense of $1,554,000 (an offsetting increase in net assets of $1,122,000 is stated separately on the Statements of Changes in Net Assets in Liquidation, resulting in the net reduction of $432,000). Excluding pension expense, the excess expenses in 2000 totaled $269,000. These excess expenses are largely attributable to a decrease in fee revenues received from the sale of the credit insurance accounts and to increased legal fees, as discussed more fully below.

 The agreement with the purchaser of the Company s credit insurance operations provided that the proceeds from the sale of the customer accounts were to be received as fee revenues until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K, a dispute arose during 1999 between the Company and the purchaser regarding the payment of investment income on the assets which were transferred to the purchaser in connection with the sale of the in force credit insurance business. Because of the dispute, the purchaser began withholding the fee revenues from the Company to offset the investment income it believed it was due. At September 30, 2000, net fee revenues of $421,000 had been withheld by the purchaser. In October 2000, the parties settled this dispute. Pursuant to the terms of the settlement agreement, the purchaser paid the Company $250,000 in settlement of all prior amounts withheld and in lieu of any future fee revenue payments.

 The Company incurred approximately $169,000 in legal fees during 2000, principally in connection with the above-referenced dispute and other litigation matters. Although the settlement of the fee revenue dispute has eliminated future legal costs related to that issue, the Company will continue to incur legal expenses related to several other lawsuits in which it is a defendant and in connection with the completion of the Plan of Liquidation.

Year Ended December 31, 1999

 The Company s net assets in liquidation at December 31, 1999 were zero. The $383,000 decline in net assets during 1999 was the result of an excess of benefits and expenses over revenues of $252,000, a $388,000 increase in the liability for the Company s under funded pension plan and $406,000 in preferred stock dividends. These reductions were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts. The 1999 excess of expenses over revenues is principally due to (i) higher than expected audit, actuarial and legal fees and salary expenses (in part due to the Company s inability to sell its life insurance subsidiary),
(ii) delays in selling the Company s home office building, which resulted in higher than anticipated rent and maintenance costs for the year and (iii) a loss from a terminated joint venture which was expected to generate income.

 The Company's unfunded pension liability increased by $388,000 in 1999 principally because of the Company's decision in early 2000 to terminate the plan. This decision resulted in the use of an interest rate in computing the December 31, 1999 plan liabilities which was intended to approximate the rate which would be in effect when the plan actually terminated. For continuing plans, different assumptions regarding interest rates are generally utilized. At December 31, 1999, the plan's estimated unfunded liability was $534,000.

 Due to these reductions in net assets, the Company reduced the December 31, 1999 liquidation value of its preferred stock by $303,000, from $4,635,000 ($10 per share - the redemption price) to $4,332,000 ($9.35 per share).

Year Ended December 31, 1998

 For the period from March 25, 1998 to December 31, 1998, net assets in liquidation decreased by $1.3 million. The reduction was primarily due to (i) a $132,000 net loss, (ii) a $734,000 increase in the liability for the under funded pension plan and (iii) preferred shareholder dividends of $307,000. The net loss for the period was attributable to the write-off of $472,000 of deferred tax assets. Excluding the tax write-off, revenues for the period exceeded expenses by $395,000 due to significant income from a now terminated joint venture and because of $160,000 in realized investment gains. Profits from the joint venture totaled $243,000 from March 25, 1998 to the end of the year. The unfunded liability in the Company's pension plan increased significantly because of a drop in long-term interest rates in 1998.


 From January 1, 1998 to March 24, 1998, the period prior to the adoption of the liquidation basis of accounting, the Company reported net income of $24,000 (a loss of $.04 per share) as a result of a $112,000 gain from the 1997 disposal of the discontinued credit insurance business. The gain represented an adjustment to certain estimates made in 1997 when a loss on the disposal was initially reported.

Estimated Net Expenses and Other Changes in Net Assets
During Liquidation Period

 The time frame for completing the liquidation of the Company is dependent upon a number of factors, the most significant of which is the sale of the life insurance subsidiary, not only because most of the assets which will be available for distribution to the preferred shareholders are held by the subsidiary and are restricted as to their use by state insurance regulations, but also because of the additional shareholder value which is expected to be generated from the sale of the subsidiary s 25 state insurance licenses. In addition, the Company is a defendant in several lawsuits which must be settled or resolved in court. While management believes the plaintiffs claims are without merit, the ultimate outcome of these matters cannot be determined at this time. Furthermore, the Company may be entitled to all or a portion of the assets in a contingency fund established by the Company and the purchaser of its credit insurance business based on the claims experience of the in force credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, it does not appear likely that the Company will receive any portion of the contingency fund.

 As a result of the foregoing, a final distribution cannot be made to the preferred shareholders until (i) the life subsidiary is sold and the time period of any required indemnifications given to the purchaser has expired,
(ii) the Company has resolved all remaining litigation matters and (iii) a determination is made regarding the amount of any contingency fund distribution which might be payable to the Company.

 The Board of Directors may determine during this period of time that the amount of funds available for ultimate distribution to the preferred shareholders would be increased by transferring all of the Company's remaining net assets into a liquidating trust, in which case the trustees of such trust would be responsible for liquidating all remaining assets, paying any remaining liabilities and making distributions to the preferred shareholders.

 Based on current estimates, management believes that the Company s future expenses and other changes in net assets, including preferred stock dividends, will exceed its revenues during the remainder of the liquidation period by approximately $1,000,000 to $1,200,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to the uncertainties regarding (i) when the remaining non liquid assets, particularly the stock of the life insurance subsidiary, will be liquidated,
(ii) when the distribution to the preferred shareholders occurs, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.

                                FINANCIAL CONDITION

 A discussion of the important elements affecting the Company's net assets in liquidation and its total invested assets at December 31, 2000 and 1999 is presented below.

Capital Resources

 Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. For the year ended December 31, 2000, the Company's cash and invested assets declined by $389,000 to $3,479,000 at the end of the year. The reduction is primarily attributable to the $966,000 payment to the Company s pension plan, in order to fully fund the plan, the payment of $391,000 in preferred stock dividends and an excess of expenses paid over revenues collected. These decreases were partially offset by a $1,150,000 increase in invested assets resulting from the sale of the Company s 50% interest in its home office building. The sale of the home office building also resulted in the payoff of a $1,176,000 mortgage granted to the co-owner of the building. The mortgage proceeds along with the proceeds from the building sale were invested in short-term securities.

 For the year ended December 31, 1999, the Company's cash and invested assets decreased by approximately $754,000, from $4,622,000 at the beginning of the year to $3,868,000 at December 31, 1999. The decline is primarily attributable to the payment of $625,000 to the Company's pension plan, the payment of $406,000 in preferred dividends and an excess of expenses over revenues for the year. These decreases in invested assets were offset in part by a $520,000 income tax refund and the proceeds from the sale of non-investment real estate.

 Invested assets at December 31, 2000 consisted of (i) U.S. Treasury Notes, owned by the Company's insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) one mortgage loan secured by commercial real estate, which is scheduled to be paid in full by June 2002 and (iii) short-term investments, principally money market funds and certificates of deposit. As stated above, during 2000, the mortgage loan on the former home office building was paid in full when the office building was sold. A second loan, whose mortgagor had been in bankruptcy since 1997, was also fully repaid during 2000 as a result of a sale of the property by the bankruptcy trustee. At December 31, 1999, the Company s investments consisted of (i) U.S. Treasury Notes, (ii) three mortgage loans, including the loan granted to the co-owner of the Company's former home office building and (iii) short-term investments, principally money market funds.

Liquidity

 Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on those subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company's decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company's principal sources of cash funds are investment income and proceeds from the sales of non liquid assets. These funds must be used to settle all remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders. The adequacy of the Company's liquidity position during the remainder of the liquidation period will be principally dependent on its ability to sell its remaining non liquid assets and the timing of such sales, as well as on the level of expenses the Company must incur during the liquidation period. The Company s liquidity is particularly dependent on its ability to sell its life insurance subsidiary, since all dividends and other distributions to the Company from that subsidiary must be approved by the Delaware Insurance Department.
Sinking Fund for Redeemable Preferred Stock

 The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 7,400 shares in 2000 further reduced the 1999 sinking fund deficiency to $160,610. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. Consequently, at December 31, 2000, the total sinking fund deficiency was $710,610.

Inflation

 Because of the Company's current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next several years, the effects of inflation on the Company are not material.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 The requirements for certain market risk disclosures are not applicable to the Company because, at December 31, 2000, the Company qualifies as a small business issuer under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        MANAGEMENT S RESPONSIBILITY FOR FINANCIAL STATEMENTS

 The management of the Company is responsible for the preparation, integrity and objectivity of the financial information contained in this Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Such statements include informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Financial information presented in this annual report is consistent with that in the financial statements.

 Accounting procedures and related systems of internal control have been established to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are properly implemented by qualified personnel. Such systems are evaluated regularly to determine their effectiveness.

 The consolidated financial statements for the years ended December 31, 2000 and 1999 have been audited by Stambaugh-Ness, P.C., independent auditors. The consolidated financial statements for the year ended December 31, 1998 have been audited by Arthur Andersen LLP, independent auditors. Such audits were conducted in accordance with generally accepted auditing standards, and included a review and evaluation of our internal accounting control structure, tests of the accounting records and other auditing procedures which the auditors considered necessary to express their informed professional opinions on the consolidated financial statements.

 The Board of Directors monitors the financial and accounting operations of the Company. The Board meets periodically with representatives of its independent auditing firm to discuss the scope of the audit and related reports. The Company s independent auditors have at all times full and free access to the Board of Directors, without management present, to discuss any matter that they believe should be brought to the attention of the Board.


        James C. Robertson                        R. Fredric Zullinger
        Chairman, Chief Executive Officer         Senior Vice President
        and President                             and Chief Financial Officer


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Consumers Financial Corporation

 We have audited the accompanying consolidated statements of net assets in liquidation of Consumers Financial Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of changes in net assets in liquidation for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 As described in Note 4 to the financial statements, the shareholders of Consumers Financial Corporation approved a plan of liquidation on March 24, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to March 24, 1998 from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2000 and 1999 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Consumers Financial Corporation and subsidiaries as of December 31, 2000 and 1999 and the consolidated changes in their net assets in liquidation for the years then ended, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

 Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. The 2000 and 1999 amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       STAMBAUGH NESS, PC
York, Pennsylvania
March 19, 2001

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Consumers Financial Corporation

 We have audited the accompanying statements of operations, shareholders' equity and cash flows of Consumers Financial Corporation (a Pennsylvania corporation) and subsidiaries for the period from January 1, 1998 to March 24, 1998. In addition, we have audited the statement of changes in net assets in iquidation for the period from March 25, 1998 to December 31, 1998. These financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 As described in Note 4 to the financial statements, the shareholders of Consumers Financial Corporation approved a plan of liquidation on March 24, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to March 24, 1998 from the going-concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consumers Financial Corporation and subsidiaries for the period from January 1, 1998 to March 24, 1998 and the changes in their net assets in liquidation for the period from March 25, 1998 to December 31, 1998, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

 Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 14(a) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not part of the basic financial statements. The 1998 amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                  ARTHUR ANDERSEN LLP
New York, New York
March 16, 1999

                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                 December 31, 2000 and 1999

         (dollar amounts in thousands)                                                2000          1999
Assets
  Investments:
         Fixed maturities                                                              $951          $896
         Mortgage loans on real estate                                                   50         1,552
         Short-term investments                                                       2,471         1,397
              Total investments                                                       3,472         3,845

         Cash                                                                             7            23
         Accrued investment income                                                       27            19
         Reinsurance recoverable                                                      7,866        11,404
         Other receivables                                                              307           484
         Prepaid reinsurance premiums                                                13,466        27,644
         Deferred policy acquisition costs                                               40
         Property and equipment                                                                     1,179
         Other assets                                                                   120           150

              Total assets                                                           25,305        44,748

Liabilities
  Future policy benefits                                                              6,536         9,078
  Unearned premiums                                                                  13,466        27,644
  Other policy claims and benefits payable                                            1,369         2,365
  Pension plan liability                                                                              534
  Other liabilities                                                                     614           795
                                                                                     21,985        40,416
Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
  issued and outstanding 2000, 456,061 shares; 1999, 463,461 shares;
  net of $1,241 reduction in 2000 and $303 in 1999 to reflect estimated
  liquidation value                                                                   3,320         4,332

       Total liabilities and redeemable preferred stock                              25,305        44,748

Net assets in liquidation                                                                $0            $0

See notes to consolidated financial statements.

                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                                                   For the period
                                                  Year ended       Year ended      from March 25,
                                                  December 31,     December 31,    1998 to December
(in thousands)                                       2000             1999         31, 1998

Revenues:
  Earned premiums                                                          $319                  $521
  Net investment income                                     $301            210                   487
  Net realized investment gains (losses)                                     (5)                  160
  Net fees from sale of customer accounts                    200            373                   305
  Joint venture income (loss)                                 35            (20)                  243
  Gain on disposal of discontinued business                                                        84
  Gain on recapture of assumed business by direct
     writer                                                                  65
  Miscellaneous                                              142            131                   270

                                                             678          1,073                 2,070

Benefits and expenses:
  Policyholder benefits                                                     396                   177
  Rent and related costs                                      46            121                   243
  Salaries and employee benefits                             214            285                   221
  Pension expense                                          1,554             82                    75
  Write-down of fee income receivable                        116
  Professional fees                                          254            197                   355
  Taxes, licenses and fees                                    61             30                   142
  Loss on sale of other assets                                                                    286
  Income taxes                                                                                    527
  Miscellaneous                                              256            214                   176

                                                           2,501          1,325                 2,202
Excess of benefits and expenses over revenues             (1,823)          (252)                 (132)

Decrease (increase) in liability for under funded          1,122           (388)                 (734)
  pension plan
Adjustment of assets to estimated realizable value                           88
Adjustment of liabilities to estimated settlement             62            210
  amounts
Increase (decrease) in unrealized appreciation of             44            (43)                  (32)
  debt securities
Preferred stock dividends                                   (391)          (406)                 (307)
Adjustment of preferred stock to estimated                   938            303                  (175)
  liquidation value
Retirement of treasury shares-preferred                       48            105                    57
Purchase of treasury shares-common                                                                 (9)

Decrease in net assets for the period                          0           (383)               (1,332)

Net assets at beginning of period                              0            383                 1,715

Net assets at end of period                                   $0             $0                  $383

See notes to consolidated financial statements.

                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (in process of liquidation)
                          CONSOLIDATED BALANCE SHEET
                                March 24, 1998
                                  (unaudited)

(dollar amounts in thousands)
                                     Assets
Investments:
  Fixed maturities                                                                             $4,076
  Mortgage loans on real estate                                                                 1,887
  Other invested assets                                                                           261
  Short-term investments                                                                       31,964
       Total investments                                                                       38,188
Cash                                                                                              289
Accrued investment income                                                                         188
Receivables                                                                                    23,880
Prepaid reinsurance premiums                                                                   37,981
Deferred policy acquisition costs                                                                  25
Property and equipment                                                                          1,320
Other real estate                                                                                 780
Other assets                                                                                      731

                                                                                             $103,382
        Liabilities, Redeemable Preferred Stock and Shareholders  Equity
Liabilities:
  Future policy benefits                                                                       $17,649
  Unearned premiums                                                                             38,918
  Other policy claims and benefits payable                                                       4,047
  Due to reinsurer on sale of credit insurance business                                         34,719
  Other liabilities                                                                              1,664
  Income taxes:
    Current                                                                                        415
    Deferred                                                                                      (442)
      Total liabilities                                                                         96,970

Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
  issued 514,261 shares; outstanding 481,461 sharesl; redemption
  amount $4,815; net of treasure stock of $271                                                   4,697

Shareholders  equity:
  Common stock, $.01 stated value authorized 10,00,000 shares;
    issued 3,019,110 shares; outstanding 2,595,617 shares                                           30
  Capital in excess of stated value                                                              7,989
  Net unrealized appreciation of debt securities, net of income taxes                               58
  Deficit                                                                                       (4,891)
  Treasury stock                                                                                (1,471)
      Total shareholders  equity                                                                 1,715
                                                                                              $103,382

See notes to consolidated financial statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (in process of liquidation)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                          For the period
                                                                                               from
                                                                                          January 1, 1998
                                                                                                to
(in thousands, except per share amounts)                                                   March 24, 1998
Revenues:
  Premiums written                                                                                ($4)
  Decrease in unearned premiums                                                                    87
  Premium income                                                                                   83
  Net investment income                                                                            60
  Realized investment gains                                                                        24
  Fees and other income                                                                           181
    Total revenues                                                                                348

Benefits and expenses:
  Death and other benefits                                                                         83
  Operating expenses                                                                              368
    Total benefits and expenses                                                                   451

Loss from continuing operations before income
  tax benefit                                                                                    (103)

Income tax benefit                                                                                (15)

Loss from continuing operations                                                                   (88)

Discontinued operations:
   Gain on disposal of discontinued
     businesses (net of income taxes)                                                             112

Net income                                                                                        $24

Basic and diluted income (loss) per common share:
   Loss from continuing operations                                                                ($0.08)
   Discontinued operations                                                                          0.04

    Net loss                                                                                      ($0.04)

Weighted average number of shares outstanding                                                   2,596

See notes to consolidated financial statements

                       CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                  (in process of liquidation)
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS  EQUITY              `
                                                                                      Capital in     Accumulated other
                                                                                       excess of     comprehensive income
                                                                   Common stock          stated         Fixed          Equity
(in thousands)                               Shares       Amount        value        maturities      securities
Balance, January 1, 1998                        3,019         $30        $7,989             $54              $0

Net income for the period

Change in net unrealized appreciation
  for the period                                                                              4
Total comprehensive income

Preferred stock dividends

Accretion of difference between fair
  value and mandatory redemption value
  of preferred stock

Balance, March 24, 1998                         3,019        $30          $7,989            $58              $0

See notes to consolidated financial statements.

                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                               (in process of liquidation)
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS  EQUITY

                                                          Retained
                                                          earnings         Treasury stock          Total
(in thousands)                                            (deficit       Shares      Amount       amount
 Balance, January 1, 1998                                  $(4,796)        (423)     $1,471        $1,806

 Net income for the period                                      24                                     24
 Change in net unrealized appreciation for the period                                                   4
 Total comprehensive income                                                                            28
 Preferred stock dividends                                    (109)                                  (109)

 Accretion of difference between fair value and                                                       (10)
  mandatory redemption value of preferred stock                (10)

 BALANCE, MARCH 24, 1998                                    ($4,891)        (423)      $1,471       $1,715

                            CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                       (in process of liquidation)
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                               For the period from
                                                                               January 1, 1998 to
(in thousands)                                                                 March 24, 1998
Cash flows from operating activities:
  Net income                                                                          $24
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Amortization and depreciation                                                    24
      Change in amounts due reinsurers                                               (142)
      Income taxes                                                                    (15)
      Change in receivables                                                         1,497
      Change in other liabilities                                                    (376)
      Other                                                                          (434)

      Total adjustments                                                               554

  Net cash provided by operating activities                                           578

Cash flows from investing activities:
  Purchase of investments                                                              (3)
  Maturity of investments                                                           1,000
  Sale of investments                                                               1,829
  Net assets transferred in sale of insurance business                             (3,647)
  Net cash used in investing activities                                              (821)

Cash flows from financing activities:
  Cash dividends to shareholders                                                     (109)
  Net cash used in financing activities                                              (109)

Net decrease in cash                                                                 (352)
Cash at beginning of year                                                             641
Cash at end of period                                                                $289

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                           $0
    Income taxes                                                                     $111

See notes to consolidated financial statements

              CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.    Company Overview

 The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and its liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since the sale of its credit insurance business, the Company s revenues, benefits and expenses have consisted principally of
(i) fee revenues received from Life of the South Corporation, the Georgia-based company which acquired the Company s credit insurance business and its credit insurance accounts (LOTS), (ii) investment income on remaining assets and (iii) corporate expenses. However, see Note 12 for information concerning the discontinuation of the fee revenues.

 On March 24, 1998, the Company s shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company is liquidating its remaining assets and paying or providing for all of its liabilities. The Company intends to eventually distribute all of its remaining cash to its preferred shareholders (see Note 4).

2.    Summary of Significant Accounting Policies

Principles of consolidation

 The consolidated financial statements include the accounts of Consumers Financial Corporation (the Company) and its wholly-owned subsidiaries, the most significant of which is Consumers Life Insurance Company (Consumers
Life). At December 31, 2000, Consumers Life is the Company s only remaining subsidiary. All material intercompany accounts and transactions have been eliminated.

Liquidation basis of accounting

 The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to Consumers Life, vary from reporting practices prescribed or permitted by regulatory authorities. As a result of the approval of the Plan of Liquidation and Dissolution referred to above and discussed in Note 4, the Company adopted a liquidation basis of accounting for the periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Amounts determined in accordance with the liquidation basis of accounting do not differ significantly from the accounting policies discussed below.

 Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities, as discussed below. Certain prior year amounts have been reclassified to conform with classifications used for 2000.

Investments

 Fixed maturities includes bonds, notes and certificates of deposit maturing after one year. Management determines the appropriate classification of bonds and notes at the time of purchase and reevaluates such designation as of each financial statement date. All bonds and notes are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized appreciation and depreciation, net of income taxes, reported as a separate component of the changes in net assets in liquidation. All certificates of deposits maturing after one year are deemed to be held to maturity. Mortgage loans on real estate are carried at the unpaid principal balance. Short-term investments are carried at cost.

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

 Realized gains and losses and provisions for permanent losses on investments are included in the determination of the excess of benefits and expenses over revenues. The "specific identification" method is used in determining the cost of investments sold.

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

Mortgage loans: The fair values for mortgage loans are estimated using discounted cash flow analyses, using interest rates which would currently be offered for similar loans to borrowers with similar credit ratings.

Deferred policy acquisition costs

 Prior to the discontinuation of its insurance operations, the Company deferred the costs of acquiring new insurance business. The costs deferred consisted principally of commissions, certain sales salaries and other expenses that varied with and were primarily related to the production of new business. Acquisition costs relating to single premium credit insurance were amortized so as to charge each year's operations in direct proportion to premiums earned. Deferred policy acquisition costs were expensed when such costs were deemed not to be recoverable from future earned premiums and investment income or, when applicable, from the estimated proceeds to be received from the sale of the related insurance business. At December 31, 2000, the Company s only unamortized policy acquisition costs relate to commissions paid in connection with certain annuity business assumed during 2000 (see Note 10).

Property and equipment and depreciation

 Property and equipment are stated at estimated net realizable value. Depreciation has been provided on the straight-line method over the estimated useful lives of the assets.

Future policy benefits

 The liability for future policy benefits for individual life insurance has been provided on a net level premium method based on estimated investment yields, withdrawals, mortality and other assumptions which were appropriate at the time the policies were issued. Such estimates were based upon industry data and past experience, as adjusted to provide for possible adverse deviation from the estimates. Benefit reserves for universal life products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized in income over the term of the policies. Except for the liability for three retained policies and the liability for certain annuity policies assumed from another insurer, the Company s liability for future policy benefits has been permanently reinsured to other insurance companies.

Unearned premiums

 Unearned premiums for credit life and disability insurance contracts have been computed based upon the original and remaining term of the related policies as follows: decreasing term credit life on the Rule of 78's method, level term credit life using the Pro Rata method and credit disability using a 65% - 35% weighted average of the Rule of 78's and Pro Rata methods. The Company s unearned premium liability has been permanently reinsured to other insurance companies.

Income taxes

 The Company and its subsidiary provide income taxes, for financial reporting purposes, on the basis of the liability method as required by Statement of Financial Accounting Standards No. 109.

Earnings per share

 For periods prior to the adoption of the liquidation basis of accounting, basic and diluted earnings per share were calculated in accordance with Statement of Financial Accounting Standards No. 128.

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

3.    Basis of Financial Statements

 The more significant accounting principles applied in the preparation of the financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

  (a) In accordance with requirements of the National Association of Insurance Commissioners (NAIC), all bonds eligible for amortization are reported at amortized value, whereas in the accompanying financial statements, only bonds which are classified as held-to-maturity securities are stated at amortized cost, and available-for-sale securities are carried at fair value. Other securities are carried at values prescribed by or deemed acceptable to the NAIC for statutory accounting purposes.

  (b) Deferred income taxes, if applicable, are provided as described in Note
      15.

  (c) The statutory liabilities for the interest maintenance reserve and asset valuation reserve, designed to lessen the impact on surplus of market fluctuations of securities and mortgage loans, have not been provided in the financial statements.

  (d) Certain assets are reported as assets in the statements of net assets in liquidation rather than being charged directly to surplus and excluded from the statutory balance sheets.

  (e) Commission allowances pertaining to financing-type reinsurance agreements are not included in results of operations or changes in net assets in liquidation

 Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus in each of the states in which it is licensed, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $8.6 million. At December 31, 2000, Consumers Life does not meet the minimum capital and surplus requirements in eleven of the states in which it is licensed, and it has agreed to a temporary suspension of its insurance license in one of those states. No actions have been taken with respect to this matter by the insurance departments of the other states. Since the Company does not intend to write any new insurance business through Consumers Life and is currently attempting to sell the subsidiary, a temporary suspension of any of its licenses will have no material effect on the Company. However, if any of the licenses are revoked rather than suspended, the total consideration the Company would receive when Consumers Life is sold will be reduced.

 Under Delaware insurance laws, distributions are subject to further restrictions relating to capital and surplus and operating earnings. Accordingly, under normal circumstances, at December 31, 2000, approximately $3.2 million of Consumers Life's net assets cannot be transferred to the parent company and $303,000 is available for transfer during 2001. However, because of its prior operating losses and its current capital and surplus position, the Company is not permitted to pay any dividends without prior approval from the Delaware Insurance Department. Also, any loans or advances to the Company must be reported to and approved by the Delaware Department. The Company may have limited cash funds available to pay dividends in excess of amounts transferred from Consumers Life.

 The reported statutory capital and surplus of Consumers Life was $3.0 million at December 31, 2000 and $4.3 million at December 31, 1999. Consumers Life reported statutory net losses of $316,000 in 2000 and $1.5 million in 1999.

 Insurance laws require Consumers Life to deposit certain amounts with various state insurance departments in order to maintain its licenses. The approximate carrying amounts of such deposits at December 31, 2000 and 1999 were $1.4 million and $1.0 million, respectively.

4.    Discontinued Operations and Plan of Liquidation

 On December 30, 1997, the Company entered into agreements with LOTS and American Republic Insurance Company (American Republic), pursuant to which the Company (i) sold its credit insurance and fee income accounts to LOTS effective October 1, 1997, (ii) sold its September 30, 1997 in force block of credit insurance business to American Republic, LOTS financial partner in the transaction, effective January 1, 1998 and (iii) sold one of its wholly-owned reinsurance subsidiaries to LOTS as of August 31, 1998. LOTS and the Company also agreed that, with respect to new credit insurance business produced by Consumers Life s former customer accounts, which were transferred to LOTS, such business would continue to be written on the policy or certificate forms of Consumers Life until September 30, 1999. The parties subsequently modified their agreement to extend the September 30 date to November 15, 1999 with respect to Pennsylvania premiums only. This premium and the related insurance risk were also reinsured 100% to American Republic.

 The sale of the in force block of business referred to in (ii) above was completed in May 1998 after the required approvals of the Company s preferred and common shareholders and state insurance regulators in the states of Delaware and Ohio were received. Settlement on the sale of the reinsurance subsidiary referred to in (iii) above occurred in September 1998.

 In addition to approving the sale of the in force credit insurance business, at the Special Meeting of Shareholders held on March 24, 1998, the Company s shareholders also approved the Plan of Liquidation referred to in Note 1, pursuant to which the Company is now liquidating its remaining assets and paying or providing for all of its liabilities. The Company eventually intends to distribute its remaining cash to its preferred shareholders. The Company does not expect to be able to make any payment to its common shareholders.

 As a result of the sale of the Company s credit insurance and related operations to LOTS, in the accompanying financial statements, the operating results of the credit insurance and related fee income business were reported as discontinued operations for the period from January 1, 1998 to March 24, 1998.

 A summary of the results of operations of the discontinued segments for the period prior to adoption of the liquidation basis of accounting is presented below:

                                                           For the period from January 1, 1998 to March 24, 1998
                                                                        Individual
                                                           Credit         Life                Auto
(in thousands)                                            Insurance     Insurance           Auction           Total

Revenues (before reinsurance ceded)                         $4,127          $158      (a)                     $4,285
Gain from operations before income taxes
Income taxes
Gain from operations
Gain on disposal before income taxes                          $112                                              $112
Income taxes
Gain on disposal                                               112                                               112
Gain from discontinued operations                             $112                                              $112


(a) Includes renewal premiums which are 100% ceded under an indemnity reinsurance agreement with a third party reinsurer.

5.    Investments and Investment Income

 Investments, which are valued for financial statement purposes as described in
Note 1, consist of the following at December 31, 2000:

                                                                       Quoted or            Balance
                                                  Amortized           estimated             sheet
(in thousands)                                         cost              fair value           amount
Fixed maturities:
  Bonds-United States government and
    government agencies and authorities                $873                 $901               $901
  Certificates of deposit                                50                   50                 50
       Total fixed maturities                           923                  951                951
Mortgage loans on real estate                            50                   50                 50
Short-term investments                                2,471                2,471              2,471
  Total investments                                  $3,444               $3,472             $3,472


 A portion of the Company's invested assets is restricted as to use in that deposits are required with various state insurance departments in order to maintain licenses in those states (see Note 3).

 At December 31, 2000, the Company held only one mortgage loan, a first mortgage lien secured by income-producing real estate located in central Pennsylvania. This loan, which had a principal balance at the end of 2000 of $50,212, exceeded 10% of the Company s net assets in liquidation at December 31, 2000.

 At December 31, 1999, the Company held three mortgage loans, all of which exceeded 10% of its net assets in liquidation. The largest loan had a balance of $1,175,760 and was granted to the co-owner of the Company s former home office building. This loan, which was secured by the co-owner s one-half interest in the building, was paid in full in August 2000 when the office building was sold. At December 31, 1999, another mortgage with a balance of $295,360 was non-performing, in part, because the mortgagor filed a voluntary petition under Chapter 11 of the Bankruptcy Code in late 1997. Interest totaling $39,965 and $13,383 was excluded from investment income in 1999 and 1998, respectively, due to the non-performing status of this loan. As a result of an agreement reached with the bankruptcy trustee, from November 1999 to May 2000, the Company received approximately $32,000 in lease payments from a tenant at the mortgaged property. Such payments were applied first to legal costs incurred by the Company and then to accrued late fees and unpaid interest. The trustee sold this property in June 2000, at which time the principal balance on this loan was paid in full along with $47,000 in unpaid interest.

 Net investment income is applicable to the following investments:


                                                                     Years ended December 31,
(in thousands)                                               2000             1999              1998

Interest:
  Fixed maturities                                            $55              $60              $175
  Mortgage loans                                              119              109               139
  Short-term investments                                      127               80               733
                                                              301              249             1,047
Investment expenses                                                            (39)              (85)

Total net investment income                                   301              210               962

Less investment income for periods subsequent
 to adoption of liquidation basis of accounting               301              210               487

Net investment income for period prior to adoption
 of liquidation basis of accounting                             0                0               475

Less net investment income attributable to
 discontinued operations                                        0                0               415

Net investment income attributable to
 continuing operations                                         $0               $0               $60


 The amortized cost and estimated fair values of investments in debt securities at December 31, 2000 and 1999 are as follows:

2000
Available for sale                                             Gross             Gross          Estimated
                                            Amortized        unrealized        unrealized          fair
(In thousands)                                cost             gains             losses           value

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $873               $28               $0            $901
Totals                                         $873               $28               $0            $901


1999
Available for sale                                             Gross             Gross          Estimated
                                            Amortized        unrealized        unrealized          fair
(in thousands)                                cost             gains             losses           value

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies                    $863                $3               $20           $846
Totals                                         $863                $3               $20           $846


 All debt securities held by the Company at December 31, 2000 have contractual maturities between 2003 and 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The Company did not sell any investments in debt securities during 2000. Proceeds from the sales of investments in debt securities during 1999 were $850,000. There were no gains or losses on those sales. Proceeds from such sales in 1998 were $3.7 million. Gross gains of $58,000 and gross losses of $6,000 were realized on those sales.

 Realized investment gains (losses) are applicable to the following investments:

                                                                  Years ended December 31,
(in thousands)                                               2000           1999            1998

Fixed maturities                                                                               $52
Mortgage loans on real estate                                                                   50
Other invested assets                                                           ($5)            82
Total                                                           $0               (5)           184
Less realized investment gains (losses) for periods
 subsequent to adoption of liquidation basis of
 accounting                                                                      (5)           160
Realized investment gains (losses) for period prior
 to adoption of liquidation basis of accounting                 $0               $0            $24


6.    Other Receivables

                                                                                 December 31,
(in thousands)                                                                   2000          1999

Joint venture experience refund                                                  $287          $251
Fees due from purchaser of customer accounts                                                    204
Other                                                                             126           135
                                                                                  413           590
Less allowance for uncollectible accounts                                        (106)         (106)

Balance                                                                          $307          $484

7.    Deferred Policy Acquisition Costs

                                                                         Individual
(in thousands)                                        Credit               Life                Total

Balance, January 1, 1998                               $13,570                   $0            $13,570

Costs deferred                                                                  133                133
Amortization                                               (25)                 (83)              (108)
Write-off attributable to sale of in force
credit insurance business                              (13,545)                                (13,545)

Balance, December 31, 1998                                   0                   50                 50

Amortization                                                                    (50)               (50)
Balance, December 31, 1999                                   0                    0                  0

Costs deferred                                                                   50                 50
Amortization                                                                    (10)               (10)

Balance, December 31, 2000                                  $0                  $40                $40


8.       Property and Equipment

                                                                   December 31,
(in thousands)                                               2000                1999
Property and equipment:
  Data processing equipment and software                      $26                 $73
  Furniture and equipment                                      31                 151
  Home office building, including improvements                                    1,746

                                                               57               1,970
  Less accumulated depreciation                               (57)               (791)

Balance                                                        $0              $1,179

 In August 2000, the Company sold its home office building at a price which exceeded the carrying value of the property by approximately $9,000.

9.       Policy Liabilities

 The composition of future policy benefits and unearned premiums at December 31, 2000 and the assumptions pertinent thereto are as follows:


                                  Life               Future                                 Interest
                                insurance            policy            Unearned           rates: years
(in thousands)                  in force            benefits           premiums             of issue

Individual life                   $16,677              $1,062                              4 1/2% - 11 1/2%
                                                                                              1961 - 1992

Credit life                       389,137                                $5,161               (a)
                                                                                              1990 - 1999

Credit disability                                       5,474             8,305               (a)
                                                                                              1990 - 1999

Balance                          $405,814              $6,536            $13,466


(a)     There are no interest rate assumptions in the credit reserve factors.

 Mortality and withdrawal assumptions generally are based on industry data. The mortality tables predominantly used in calculating benefit reserves are the 1955
 - 1960 Basic Select and Ultimate for males (special graduation) and the 1965 - 1970 Basic Select and Ultimate for males (special graduation).

 The withdrawal assumptions for individual life insurance are predominantly Linton B and Linton C.

 Future policy benefits reported to regulatory authorities were less than the above total by approximately $63,000 at December 31, 2000

 Future policy benefits and unearned premiums do not include any deduction for reinsurance ceded to other companies. At December 31, 2000 and 1999, all but $39,000 of the Company s future policy benefits liability was reinsured to other insurers in connection with the discontinuation of the Company s insurance operations. Similarly, all of the Company s unearned premiums liability at December 31, 2000 and 1999 was reinsured to other insurers.

 Future policy benefits and unearned premiums related to reinsurance ceded are classified as Reinsurance Recoverable and Prepaid Reinsurance Premiums, respectively, as shown in the following table.


                                                          December 31,
(in thousands)                                         2000               1999

Future Policy Benefits and Other Policy Claims and
 Benefits Payable                                                       7,905        $   11,443
Reinsurance Recoverable                                                 7,866            11,404
   Net liability                                                   $       39        $       39

Unearned Premiums                                                  $   13,466        $   27,644
Prepaid Reinsurance Premiums                                           13,466            27,644

  Net liability                                                    $        0        $        0


    Life insurance in force net of reinsurance ceded was $58,000 at December 31, 2000 and 1999.

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

 Historically, the insurance companies also entered into various financing-type reinsurance agreements with unaffiliated reinsurers. Such agreements, which primarily involved credit insurance, were designed to minimize the reduction of statutory capital and surplus arising at the time premiums were written. These financing-type agreements were terminated as of January 1, 1998 when the American Republic agreements became effective. During 1998, Consumers Life entered into another financing-type reinsurance agreement in which it assumed approximately $2 million in individual life insurance premiums and an equal amount of policy liabilities. This agreement terminated in January 2000. During 2000, the Company entered into a similar agreement with another insurer in which it assumed approximately $2.5 million of annuity premiums and policy liabilities. The effects of all financing-type agreements have been removed from the financial statements except for the cost of the financing, which amounted to $10,000 in 2000 and $25,000 in both 1999 and 1998.
These costs are presented with Miscellaneous Expenses on the Consolidated Statements of Changes in Net Assets in Liquidation for the years ended December 31, 2000 and 1999 and for the period from March 25, 1998 to December 31, 1998 and are included with Operating Expenses on the Consolidated Statement of Operations for the period from January 1, 1998 to March 24, 1998.

 In 2000, refunds (negative premiums) ceded to other companies totaled approximately $1.8 million. Premiums ceded in 1999 were approximately $11.9 million, while premiums ceded in 1998 were approximately $17.7 million. The negative premiums in 2000 are the result of the termination in late 1999 of the fronting arrangement whereby, following the sale of the credit insurance operations to LOTS in early 1998, credit insurance business continued to be written on Consumers Life s certificate forms in 1998 and most of 1999 and ceded 100% to American Republic. Once all new business ceased, the refund of unearned premiums was the only premium activity which remained.

 Incurred benefits and losses reinsured in 2000 were $9.0 million compared to $12.6 million in 1999 and $16.4 million in 1998. These amounts have been deducted in arriving at Policyholder Benefits in the Consolidated Statements of Changes in Net Assets in Liquidation and in computing Death and Other
Benefits in the Consolidated Statement of Operations. However, Future Policy Benefits and Unearned Premiums at December 31, 2000 and 1999 do not include any deduction for reinsurance ceded. Instead, the amounts related to such reinsurance are classified as Reinsurance Recoverable and Prepaid Reinsurance Premiums (see Note 9).

11.      Pension and Other Retirement Plans

 At December 31, 1999, the Company had a defined benefit pension plan and two defined contribution plans in effect. As of March 22, 2000, the pension plan was terminated, and, following approval from the Pension Benefit Guaranty Corporation and receipt of a favorable determination letter from the Internal Revenue Service, all benefits due under the plan were distributed to the plan participants in November and December 2000. Benefits under this plan had been frozen as of July 31, 1996. The Company contributed approximately
$966,000 to the plan during 2000 so that the plan could pay the required benefits to the participants.

 Effective October 1, 1999, the Company also terminated its employee stock owner ship plan. In October 2000, after receiving a favorable determination letter from the Internal Revenue Service, the plan assets, consisting principally of common stock of the Company, were distributed to the participants.

 The Company s remaining defined contribution plan covers all current employees and provides for annual contributions in amounts determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee. Company contributions were $10,500 in 2000 and $11,100 in 1999. No contributions were made in 1998.

 The funded status of the defined benefit pension plan is as follows:

                                                                                  December 31,
(in thousands)                                                              2000               1999
Actuarial present value of:
  Vested benefit obligation                                                    $0            $3,499
  Accumulated benefit obligation                                               $0            $3,499

Actuarial present value of projected
  benefit obligation                                                           $0            $3,499

Plan assets at fair value                                                       0             2,965
Projected benefit obligation in excess of plan assets                           0               534
Unrecognized net loss arising from difference between
 actual experience and assumed experience                                                     1,192
Unrecognized net liability at transition                                                         37
Unrecognized prior service cost                                                                (107)
Unamortized prior year loss                                                                  (1,122)
Unfunded projected benefit obligation                                          $0              $534


 A reconciliation of beginning and ending balances of the pension plan's projected benefit obligation is presented below.

                                                                                   December 31,
(in thousands)                                                               2000              1999
Projected benefit obligation, beginning of year                             $3,499           $3,121
Increase due to changes in assumptions                                         247              414
Benefits to participants                                                    (3,965)            (252)
Interest cost                                                                  219              216
Projected benefit obligation, end of year                                       $0           $3,499


A reconciliation of beginning and ending balances of the pension plan's assets is as follows.

                                                                                   December 31,
(in thousands)                                                               2000              1999
Fair value of plan assets, beginning of year                                $2,965           $2,457
Employer contributions                                                         966              600
Investment income                                                              176              170
Benefits to participants                                                    (3,965)            (252)
Market value adjustment related to liquidation of plan assets                 (131)
Administrative expenses                                                        (11)             (10)
Fair value of plan assets, end of year                                          $0           $2,965

Net periodic pension cost is computed below:

(in thousands)                                             2000              1999            1998
Net periodic pension cost consists of the
  following components:
     Interest cost on projected benefit
       obligation                                          $219              $216               $203
     Expected return on plan assets                        (189)             (150)              (161)
     Amortization of prior year losses                    1,594                38                165
     Other amortization and deferral                        (70)                3                  6
     Net periodic pension cost                           $1,554              $107               $213

 Rates used in determining pension expense for the years ended December 31, 2000, 1999 and 1998 and the related pension obligations at December 31, 1999 and 1998 were as follows:

                                                       2000                1999               1998
Discount rate (pre-retirement period)                     6.35%               6.35%               6.50%
Discount rate (post-retirement period)                    6.35%               6.35%               6.00%
Annual rate of return on plan assets                      6.35%               6.35%               6.50%
Annual rate of increase in compensation                   N/A                 N/A                 N/A

12.      Commitments and Contingencies

 Rental expense in 2000, 1999 and 1998 was approximately $57,000, $138,000 and $245,000, respectively.

 From March 1994 until August 2000, the Company owned a 50% interest in its home office building, which it sold in August 2000. The Company leased the portion of the building it did not own at a rate of $17,000 per month until July 1999 when its lease expired. The building lease was classified as an operating lease. The Company also subleased a portion of the unused space in the building to third party tenants until April 2000. Income from these subleases totaled $14,000 in 2000, $175,000 in 1999 and $87,000 in 1998. The Company has no
other significant leases.

 Reinsurance risks would give rise to liability to the insurance companies only in the event that the reinsuring company might be unable to meet its obligations under the reinsurance agreements in force.

 In November 1997, the Company and a third party reinsurer were sued by a former general agency with whom the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant is seeking monetary damages to compensate it for the Company s alleged failure to share profits and for other alleged losses resulting from the Company s rejection of policy applications involving unacceptable risks. While management believes this claim is without merit and intends to vigorously defend itself in this matter, the ultimate outcome of this claim cannot be determined at this time. The Company has filed two counterclaims against this agency seeking damages for losses the Company sustained as a result of the agency s alleged breach of the partnership agreement and to recover an unpaid loan made to the agency.

Following the trial in December 2000 for the Company s claim for recovery of the unpaid loan, in January 2001, the court awarded a $90,000 judgment in favor of the Company.

 During 1999, a dispute arose between the Company and the purchaser of its credit insurance business relating to the payment of investment income on the assets which were transferred to the purchaser. Subsequent to the closing of the transaction, the purchaser claimed that the Company owed it approximately $1,400,000 for investment earnings on the amount transferred for the period from October 1, 1997, the effective date of the agreement, to May 13, 1998, the date of settlement on the sale transaction. In October 1999, the purchaser informed the Company that it would begin withholding from the Company the fee revenue payments which were contractually due to the Company from the sale of the credit insurance accounts. At December 31, 1999, fee revenues totaling $176,000 had been withheld by the purchaser. The amount withheld through September 30, 2000 had increased to $421,000. In October 2000, the parties settled this dispute. Pursuant to the terms of the settlement agreement, the purchaser paid the Company $250,000 in settlement of all prior amounts withheld and in lieu of any future fee revenue payments. In addition, the Company agreed to permit the purchaser to withdraw $500,000 from a contingency fund established by the parties at the time of the sale. The total balance in the fund at the time of withdrawal was approximately $1,500,000. Although the Company may be entitled to receive all or a portion of the contingency fund in late 2002
(based on the claims experience of the in force block of business sold to the purchaser), the Company agreed to the partial withdrawal following its review of the claims experience to date, which showed that it is unlikely the Company will ultimately receive any portion of the fund.

 Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not have a significant effect on the Company s net assets in liquidation or its changes in net assets in liquidation. The Company has taken certain income tax positions in previous years that it believes are appropriate.
If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company s financial statements.

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

 Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. At December 31, 2000, the Company was not in arrears with respect to payment of dividends on the Preferred Stock. Except in certain limited instances, the holders of the Preferred Stock have no voting rights.

 The terms of the Preferred Stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The Preferred Stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares purchased. As a result of the Company s purchases of Preferred Stock prior to 1998, no sinking fund payment was due in 1998, and the required payment for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999 and 7,400 shares in 2000 has further reduced the 1999 sinking fund deficiency to $160,610. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid.

Consequently, at December 31, 2000, the total sinking fund deficiency was $710,610.

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

 Prior to March 25, 1998, the difference between the fair value of the Preferred Stock at the date of issue and the mandatory redemption value was recorded through periodic accretions, using the interest method, resulting in a charge to retained earnings ($9,000 in 1998). Upon the adoption of the liquidation basis of accounting in March 1998, the remaining difference of $175,000 was recorded as a reduction in the Company s net assets. At December 31, 2000 and 1999, the redemption value of the Preferred Stock exceeded the net assets available to redeem these shares by $1,241,000 and $303,000, respectively. Accordingly, the carrying amount for the Preferred Stock has been reduced to reflect the net assets available.

 At December 31, 2000 and 1999, 675,646 and 686,608 shares of common stock, respectively, were reserved for the conversion of the Preferred Stock.

14.      Stock Options

 At December 31, 1998, the Company had 132,000 outstanding stock options which were exercisable at $2.25 per share. During 1999, all of these options expired. No options were exercised during the three year period ended December 31, 2000.

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

  At December 31, 2000 and 1999, the Policyholders' Surplus Account for Consumers Life was approximately $439,000. Based on its current plans, the Company does not believe it is probable that Consumers Life will incur any additional taxes with regard to its Policyholders Surplus Account.

  There are currently no significant amounts of retained earnings in excess of statutory surplus upon which neither current nor deferred income taxes have been provided.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

         (in thousands)                                                    2000               1999
Deferred tax liabilities:
Fixed maturities
Deferred policy acquisition costs
Other
                                                                             $0                  $0
Deferred tax assets:
Future policy benefits                                                                           60
Net operating loss carry forwards                                         1,869               2,300

Other                                                                                           303
                                                                          1,869               2,663
Valuation allowance for deferred tax assets                              (1,869)             (2,663)
                                                                              0                   0
Net deferred tax asset                                                       $0                  $0

     Significant components of income tax expense (benefit) are as follows:

         (in thousands)                                     2000            1999           1998
Current:
  Federal                                                                                  ($18)
    State                                                                                     2
      Total current                                                                         (16)

Deferred                                                                                      1

Income tax benefit related to
  continuing operations                                                                     (15)

Income tax benefit included with
  discontinued operations:
     Current
     Deferred

Income tax benefit for period prior to
  adoption of liquidation basis of accounting                                               (15)

Income tax expense for periods subsequent
  to adoption of liquidation basis of
  accounting:
     Current                                                                                 55
     Deferred                                                                               472
                                                                                            527
Total income tax expense                                    $0              $0             $512

 The provision for federal income taxes is not proportional to pre-tax financial statement income or loss due to the exclusions and special deductions afforded life insurance companies under the Internal Revenue Code, as amended, and the exclusion of non-taxable and non-deductible items. A reconciliation between actual income tax benefits and the expected Federal income tax benefits at the applicable statutory rates for the period prior to the adoption of the liquidation basis of accounting is as follows:


                                                                            For the period
                                                                            from January 1,
                                                                            1998 to March 24,
                                                                            1998
Loss from continuing operations before income tax benefit                   ($103)
Income tax benefit at 34% statutory
  rate on pre-tax loss                                                        (35)
Dividends received deduction                                                   (4)
State income taxes                                                              2
Other, net                                                                     22
Actual income tax benefit relating to continuing operations                  ($15)


 The Company files a consolidated Federal income tax return. At December 31, 2000, Consumers Life has available approximately $5.5 million of Federal net operating losses. These losses will be carried forward to future years, and may only be used to offset the taxable income of the life insurance company sub-group. The net operating losses will expire at various times from 2009 to 2015.

16.      Per Share Information

 Basic loss per common share data for the period prior to the adoption of the liquidation basis of accounting was computed based upon the weighted average number of common shares outstanding. Diluted per share information is equivalent to basic per share information because the Company had no potential common shares which were dilutive.

 The following table sets forth the computation of basic and diluted per share data for continuing operations for the period prior to the adoption of the liquidation basis of accounting.

                                                               For the period from
                                                               January 1, 1998 to
(in thousands, except per share amounts)                       March 24, 1998

Loss from continuing operations                                     ($88)
Preferred stock dividends                                           (109)
Accretion of carrying value of preferred stock                       (10)

Numerator for basic loss of per share-loss attributable
 to common shareholders                                             (207)

Effect of dilutive securities                                          0
Numerator for diluted loss per share                               ($207)

Demonimator for basic loss per share-weighted
 average shares                                                    2,596

Effect of dilutive securities                                          0
Denominator for diluted loss per share                             2,596

Basic and diluted loss per common share                           ($0.08)

 None of the common shares contingently issuable upon the conversion of the Preferred Stock were included in the above computation of diluted per share information because the effect would have been antidilutive.

17.      Segment Information

 As a result of the disposal of its auto auction business in 1996, the disposal of its remaining block of individual life insurance business in early 1997 and the disposal of its credit insurance business in 1998, the Company has no remaining business segments.

 As discussed in Note 4, following the sale of its credit insurance business, the Company began liquidating its remaining assets and paying or providing for its liabilities. The Company intends to eventually distribute all of its remaining cash to its preferred shareholders pursuant to the Plan of Liquida-tion. The Company s revenues, benefits and expenses now consist principally of investment income on remaining assets and corporate expenses.

18.      Regulatory Matters

 In August 2000, Consumers Life signed a Consent Order issued by the Delaware Insurance Department in which the Department claimed that Consumers Life had violated certain provisions of the Delaware Holding Company statutes in that it had not obtained prior approval from the Department for certain intercompany transactions. The Department did not impose any fines or other sanctions but did require that Consumers Life obtain prior approval from the Department for all transactions with the Company and for any disbursements in excess of $10,000.

 In August 2000, Consumers Life surrendered its certificate of authority to write insurance business in the state of Idaho because it did not meet that state s statutory deposit requirements. Since Consumers Life is no longer writing any insurance business, the surrender of the Idaho license will have no material adverse effect. However, the loss of this license may reduce the consideration the Company will receive when Consumers Life is sold.

 In July 1999, Investors Fidelity Life Assurance Corp. (IFLAC), a subsidiary of Consumers Life, filed an application with the Ohio Department of Insurance to formally discontinue its business as a life insurance company. In September 1999, the Ohio Department issued an order accepting the surrender of IFLAC s certificate of authority.

 The NAIC has established certain minimum capitalization requirements based on risk-based capital (RBC) formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, Consumers Life has more than sufficient capital to meet the NAIC's RBC requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 The firm of Stambaugh Ness, PC serves as the Company s independent auditors and has served in that capacity since November 29, 1999. No information relating to this Item is required to be included in the Company s Form 10-K for the year ended December 31, 2000.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Historically, the Board of Directors of the Company was divided into three
(3) groups, with the directors in each group serving terms of three (3) years. However, due to the Directors efforts over the past five years to merge, sell or otherwise dispose of the Company or its assets, and the eventual approval by the shareholders of the Plan of Liquidation in 1998, there has been no election of Directors since 1995.

Following the approval of the Plan of Liquidation, three of the Company s Directors, Leon A. Guida, Dr. Robert G. Little, Jr. and Rev. Sterling P. Martz, resigned. On November 17, 1999, Edward J. Kremer also resigned. The two remaining Directors are expected to continue to serve as Directors for a limited period of time in order to oversee the liquidation of the Company in accordance with the Plan of Liquidation.

 The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five(5) years, and their other major affiliations and age as of March 1, 2001.

 Name                    Principle Occupation for the Past Five Years, Office (if       Director
 (Age)                   any) Held in the Company and Other Information                 Since

James C. Robertson       Chairman of the Board, President and Chief                     1967
(69)                     Executive Officer of the Company

John E. Groninger        President, John E. Groninger, Inc., Juniata Concrete,          1968
(74)                     Inc., Republic Development Corp., and Juniata Lumber &
                         Supply Co., Mexico, PA


 The following information is provided as of March 1, 2001 for each executive officer of the Company. Both ofthe executive officers listed also serve as executive officers of Consumers Life. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

NAME                     AGE             OFFICE


James C. Robertson       69              President and Chief ExecutiveOfficer
R. Fredric Zullinger     52              Senior Vice President, Chief Financial Officer,
                                           Treasurer and Secretary


 Mr. Robertson joined the Company in 1967 as General Counsel and was elected a director and President of the Company in 1968. Mr. Robertson currently serves as Chairman of the Board, President and Chief Executive Officer of the Company.

 Mr. Zullinger joined the Company in 1977 as Vice President-Accounting of the Company's life insurance subsidiaries. He was appointed Treasurer of the Company in 1979, and Vice President and Chief Financial Officer in 1985. Mr. Zullinger currently serves as Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.

ITEM 11.         EXECUTIVE COMPENSATION

 The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2000, 1999 and 1998 of the Chief Executive Officer and any executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                       SUMMARY COMPENSATION TABLE

                                               Annual
                                             Compensation
                                                               Other               All
                                                               Annual             Other
Name and Principal Position   Year     Salary     Bonus      Compensation      Compensation
James C. Robertson,           2000      - 0 -       (1)      - 0 -       $3,300  (2)     - 0 -
  Chairman, President and     1999      - 0 -       (1)      - 0 -       $2,100  (2)     - 0 -
  Chief Executive Officer     1998      - 0 -       (1)      - 0 -       $3,975  (2)     - 0 -

(1) Mr. Robertson s status as a salaried employee of the Company terminated effective July 19, 1996. Mr. Robertson was not compensated for any services performed in his capacity as President and CEO of the Company in either 2000, 1999 or 1998.

(2) Represents Retainer and Board Fees earned by Mr. Robertson as Chairman of the Board of the Company.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

 No stock options or stock appreciation rights were granted by the Company to the named executive officers in 2000.

                  AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FISCAL YEAR-END OPTIONS/SAR TABLE

 At December 31, 2000, the Company had no stock options or stock appreciation rights outstanding. Furthermore, as a result of the adoption of the Plan of Liquidation in 1998, the Company does not intend to grant any options or stock appreciation rights.

                COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

 The Personnel Committee of the Board of Directors (the "Committee") has historically administered and approved all forms of compensation for the Chief Executive Officer ("CEO"), the executive officers and other officers of the Company. The members of the Committee were independent, non-employee directors who annually reviewed with the Board all aspects of compensation, management succession and the implementation and administration of the Company's various incentive plans.

Compensation Philosophy

 Historically, the compensation policy of the Company was based upon the philosophy that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. In the past, the Company relied to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. However, with the adoption of the Plan of Liquidation, the Committee implemented a compensation policy to allow an orderly and timely reduction of the officers and employees of the Company. As a result, the Company s Chief Financial Officer, R. Fredric Zullinger, is currently the only executive officer employed by the Company. Mr. Zullinger is expected to serve in that capacity until the sale of Consumers Life is completed. Thereafter, he is expected to provide consulting services as needed during the remainder of the liquidation period. Mr. Zullinger is entitled to a severance payment equal to approximately fifteen months of salary when his full-time employment with the Company terminates.

CEO Compensation

 Mr. Robertson continues to serve as Chairman of the Board, President and CEO of the Company. However, his status as a salaried employee of the Company was terminated effective July 19, 1996. From that time and until December 31, 1996, Mr. Robertson was compensated at the rate of $150 per day for any work performed for the Company in his capacity as a non-salaried employee while serving as President and CEO. Beginning in 1997 and continuing through 2000, Mr. Robertson did not receive any compensation in his capacity as a non-salaried employee while serving as President and CEO, although he continued to receive the standard retainer and board meeting fees in his role as Chairman of the Board.

 This report is submitted by the Personnel Committee of the Company's Board of Directors.

                                             John A. Groninger, Chairman

                               STOCK PRICE PERFORMANCE COMPARISON

                                                            CUMULATIVE TOTAL RETURN **
                                       12/31/95    12/31/96    12/31/97     12/31/98    12/31/99     12/31/00
Consumers Financial Corp. (CFIN)         100.00      100.82       26.64         3.28        2.57         0.55
Peer Group (1)                           100.00      100.00      131.82       104.55       36.36        10.91
NASDAQ Stock Market (U.S.)               100.00      123.04      150.69       212.51      394.92       237.62


** Assumes $100 invested on December 31, 1995 in the Company s common stock, the Peer Group s common stock and the NASDAQ Stock Index. Total shareholder returns assume reinvestment of dividends.

  (1) The peer group companies are primarily in the same segment of the insurance industry as the Company when it conducted its insurance operations. While none of the companies offer all of the products and services that the Company offered, each was considered a competitor of the Company. The members of the peer group are as follows: ACCEL International Corporation, CNL Financial Corporation, American Bankers Insurance Group and US Life Corporation.

                           PENSION PLAN BENEFITS

 At December 31, 1999, the Company had a defined benefit pension plan, the Consumers Financial Corporation and Subsidiaries Employees Retirement Plan. Effective March 22, 2000, the pension plan was terminated, and, following approval from the Pension Benefit Guaranty Corporation and receipt of a favorable determination letter from the Internal Revenue Service, all benefits due under the plan were distributed to the plan participants in November and December 2000. Participants, including retirees already receiving benefits, could elect to receive their termination benefits either in a lump sum payment or in the form of an annuity purchased from a third party insurer. Benefits under this plan had been frozen as of July 31, 1996. The Company contributed approximately $966,000 to the plan during 2000 so that the plan could pay the required benefits to the participants.

 In connection with the termination of the pension plan, Mr. Robertson and Mr. Zullinger both elected a lump sum payment and received distributions of approximately $427,000 and $114,000, respectively, from the plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 The following table sets forth as of March 1, 2001, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.

                                                                          Amount and
                                                                          Nature of        Percent
                                                                          Beneficial         of
Title of Class   Name and Address of Beneficial Owner                     Ownership (1)    Class
Common           Peter H. Kamin                                            205,100          7.95%
                 One Financial Center, Suite 1600, Boston, MA 02111


(1)      Mr. Kamin exercises sole voting and investment power

 Until October 31, 2000, the Company s Employee Stock Ownership Plan
(the ESOP ) owned approximately 9% of the Company s common stock. On that date, all of the shares in the ESOP were distributed to the plan s participants in connection with the termination of the plan. These shares are now owned individually by the former plan participants.

 The following table sets forth as of March 1, 2001, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director;
(b) each executive officer who is not a director; and (c) all directors and executive officers as a group.

                                              Amount and
                                              Nature of       Percent
TITLE OF             Name of                  Beneficial      of
CLASS                Beneficial Owner         Ownership (1)   Class

                         (a)
Common               Groninger, John E.         57,521 (2)    2.23%
Preferred                                       22,410 (3)    4.91%

Common               Robertson, James C.        99,775        3.87%
Preferred                                        5,235 (4)    1.15%

                         (b)
Common               Zullinger, R. Fredric      29,522        1.15%

                         (c)
Common               Directors and             186,818        7.25%
Preferred            Executive Officers as      27,645        6.06%
                     a Group (3 individuals)


(1) Except where otherwise indicated, the beneficial owner of the shares exercises sole voting and investment power.

(2)      Includes 42,542 shares owned by Mr. Groninger's wife.

(3)      Includes 1,000 shares owned by Mr. Groninger's wife.

(4) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 During the year ended December 31, 2000, the Company did not enter into any transactions in which the amount involved exceeded $60,000, with any of its directors, executive officers, security holders known to the Company to own more than 5% of the Company s common stock or any member of the immediate family of any of the foregoing persons.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

a) Listing of Documents filed:

   1. Financial Statements (included in Part II of this report):

      Reports of Independent Public Accountants
      Consolidated Statements of Net Assets in Liquidation - December 31, 2000
        and 1999
      Consolidated Statements of Changes in Net Assets in Liquidation - For the years ended December 31, 2000 and 1999 and for the period from March 25, 1998 to December 31, 1998
      Consolidated Balance Sheet-March 24, 1998 (unaudited)
      Consolidated Statement of Operations - For the period from January 1,
        1998 to March 24, 1998
      Consolidated Statement of Shareholders' Equity - For the period from
        January 1, 1998 to March 24, 1998
      Consolidated Statement of Cash Flows - For the period from January 1,
        1998 to March 24, 1998
      Notes to Consolidated Financial Statements

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

   3. Exhibits:

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
      (3)      Articles of incorporation and by-laws (i)
      (4) Instruments defining the rights of security holders, including indentures (i)
      (9)      Voting trust agreement (ii)
      (10)     Material contracts (ii)
      (11)     Statement re computation of per share earnings (iii)
      (12)     Statement re computation of ratios (ii)
      (13)     Annual report to security holders (ii)
      (16)     Letter re change in certifying accountant (ii)
      (18)     Letter re change in accounting principles (ii)
      (21)     Subsidiaries of the registrant (iv)
      (22) Published report regarding matters submitted to a vote of security holders (ii)
      (23)     Consents of experts and counsel (ii)
      (24)     Power of attorney (ii)
      (99)     Additional exhibits (ii)

      (i) Information or document provided in previous filing with the Commission
      (ii)     Information or document not applicable to registrant
      (iii) See Note 16 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
      (iv)     Information or document included as exhibit to this Form 10-K

b)    Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.


                                  SCHEDULE II
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONSUMERS FINANCIAL CORPORATION
                   STATEMENTS OF NET ASSETS IN LIQUIDATION
                         December 31, 2000 and 1999

(dollar amounts in thousands)                                           2000      1999

Assets
  Short-term investments                                                 $98      $251
  Cash                                                                     2        22
  Investment in affiliate                                              3,630     5,540
  Receivables                                                            265       301
  Other assets                                                            11        10
        Total assets                                                   4,006     6,124

Liabilities
  Indebtedness to affiliates                                             395       590
  Dividend payable                                                        97        99
  Pension plan liability                                                           922
  Other liabilities                                                      194       181
                                                                         686     1,792
Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
  issued and outstanding 2000, 456,061 shares; 1999, 463,461 shares;
  net of $1,241 reduction in 2000 and $303 in 1999 to reflect
  estimated liquidation value                                          3.320      4,332

    Total liabilities and redeemable preferred stock                   4,006      6,124

Net assets in liquidation                                                 $0         $0

See notes to condensed financial statements

                                SCHEDULE II
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONSUMERS FINANCIAL CORPORATION
              STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                                            For the period
                                                         Year ended       Year ended        from March 25, 1998
                                                         December 31,     December 31,      to December 31,
(in thousands)                                               2000             1999                1998
Revenues:
  Net investment income                                     $5                $3                  $7
  Fees from sale of customer accounts                       51               156                  98
  Joint venture income                                      11                30                  47
  Net realized investment gains                                                                    8
  Miscellaneous                                             10               122                 110
                                                            77               311                 270

Expenses:
  Salaries and employee benefits                             9                26                  14
  Taxes, licenses and fees                                   5                (9)                 26
  Income tax benefit                                                                            (493)
  Miscellaneous                                             30                21                  72
                                                            44                38                (381)

Excess of revenues over expenses                            33               273                 651
Equity in decrease in net assets of unconsolidated
  subsidiaries                                          (1,794)             (227)               (783)

Decrease (increase) in liability for under funded
  pension plan                                           1,122              (388)               (734)

Increase (decrease) in unrealized appreciation of
  debt securities                                           44               (43)                (32)

Preferred stock dividends                                 (391)             (406)               (307)

Adjustment of preferred stock to estimated
  liquidation value                                        938               303                (175)

Retirement of treasury shares - preferred                   48               105                  57

Purchase of treasury shares - common                                                              (9)

Decrease in net assets for the period                        0              (383)             (1,332)

Net assets at beginning of period                            0               383               1,715

Net assets at end of period                                 $0                $0                $383

See notes to condensed financial statements


                                    SCHEDULE II
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONSUMERS FINANCIAL CORPORATION
                             (in process of liquidation)
                                  BALANCE SHEET
                                  March 24, 1998
                                   (unaudited)

(in thousands)

                                                        Liabilities, Redeemable PreferreStock
               Assets                                   and Shareholders  Equity

Investments, other than investments in       $68         Liabilities:
  affiliates
                                                         Indebtedness to affiliates              $251
Cash                                         227         Dividend payable                         109
                                                         Accrued severance pay                    341

Investments in affiliates                  2,138         Miscellaneous                             70
                                                         Income taxes                             308
Indebtedness of affiliates                 4,850         Total liabilities                      1,079

Property and equipment                                   Redeemable preferred stock:
  net of accumulated depreciation              7           Series A, 8 1/2% cumulative
                                                           convertible                          4,697


Other assets                                 201         Shareholders  equity:
                                          $7,491            Common stock                           30

                                                            Capital in excess of stated value    7,989
                                                            Equity in net unrealized
                                                             appreciation of debt securities
                                                             of subsidiaries                        58

                                                            Deficit                             (4,891)
                                                            Treasury stock                      (1,471)

                                                          Total shareholders equity              1,715

                                                                                                $7,491

See notes to condensed financial statements

                             SCHEDULE II
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  CONSUMERS FINANCIAL CORPORATION
                    (in process of liquidation)
                       STATEMENT OF OPERATIONS

                                                           For the period
                                                           from January 1,
                                                           1998 to
(in thousands)                                             March 24, 1998

Revenues:
  Net investment income                                           $9
  Other income                                                    48
    Total revenues                                                57

Expenses:
  General expenses                                                98
  Taxes, licenses and fees                                         7
    Total expenses                                               105

Loss before income taxes                                         (48)

Income taxes                                                       3

Loss before equity in income (loss) of
  unconsolidated subsidiaries                                    (51)

Equity in income (loss) of unconsolidated subsidiaries:

  Continuing operations                                          (37)
  Discontinued operations                                        112
                                                                                                             75
Net income                                                       $24

See notes to condensed financial statements

                           SCHEDULE II
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                 CONSUMERS FINANCIAL CORPORATION
                   (in process of liquidation)
                     STATEMENT OF CASH FLOWS

                                                             For the period
                                                             from January 1, 1998
(in thousands)                                               to March 24, 1998
Cash flows from operating activities:
  Net income                                                       $24
  Adjustments to reconcile net income to net
    cash used in operating activities:
      Income taxes                                                  12
      Change in other liabilities                                  (11)
      Equity in income of unconsolidated subsidiaries             (793)
      Amortization of intangibles                                  781
      Other                                                       (107)

       Total adjustments                                          (118)

  Net cash used in operating activities                            (94)

Cash flows from investing activities:

  Purchase of investments                                           (1)
  Investments in and indebtedness to affiliates                     (1)
  Net cash used in investing activities                             (2)
  Cash flows from financing activities:
    Purchase of treasury stock                                      (1)
    Cash dividends to preferred shareholders                      (109)
    Net cash used in financing activities                         (110)
Net decrease in cash                                              (206)
Cash at beginning of year                                          433

Cash at end of period                                             $227

See notes to condensed financial statements

                           SCHEDULE II
           CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  CONSUMERS FINANCIAL CORPORATION
             NOTES TO CONDENSED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

2. In 2000, the Company received dividends in the amount of $160,000 from its subsidiary, Consumers Life Insurance Company. The Company received no cash dividends from its subsidiaries in 1999. In 1998, the Company received dividends of $10,000. During 1999, the Company received $1.3 million from an affiliate as a partial repayment of a $4.7 intercompany note. This payment represented substantially all of the affiliate s remaining assets. Accordingly, the note was canceled and this affiliate was then dissolved. In addition, during 1999, the Company repaid $1.3 million on a $1.58 million note payable to Consumers Life. This note was also canceled, since the Company did not have sufficient funds to repay the remaining $268,000.

   In 1998, the Company received certain assets and assumed certain liabilities from several of its subsidiaries in connection with the liquidation of those companies. The book value of the net assets received was $679,000.

3. The Company files a consolidated Federal income tax return with Consumers Life. Tax expense and tax benefits are allocated proportionately between the two companies.


                               SCHEDULE III
                     SUPPLEMENTARY INSURANCE INFORMATION
                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

         (in thousands)                                                                  Other
                                                Deferred                                 policy
                                                policy        Future                     claims and
                                                acquisition   policy       Unearned      benefits
              Segment                           costs         benefits     premiums      payable
Year ended December 31, 2000:

  Automotive Resource Division:
  Credit insurance and fee income business                      $5,474       $13,466        $1,369
  Assumed warranty business
  Individual Life Insurance Division                $40         1,062
  Other
    Total                                           $40         $6,536       $13,466        $1,369

Year ended December 31, 1999:

  Automotive Resource Division:
  Credit insurance and fee income business                      $7,629       $27,644        $2,359
  Assumed warranty business
  Individual Life Insurance Division                             1,449                           6
  Other
    Total                                             $0        $9,078       $27,644        $2,365

Year ended December 31, 1998:

  Automotive Resource Division:
  Credit insurance and fee income business        $8,291       $34,840        $2,837
  Assumed warranty business                                        323
  Individual Life Insurance Division                 $50         9,354                          45
  Other
    Total                                            $50       $17,645       $35,163        $2,882


                                SCHEDULE III
                  SUPPLEMENTARY INSURANCE INFORMATION (continued)
                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

(in thousands)                                       Premium                            Amortization
                                                     income,                  Death     of deferred
                                                     fees and        Net      and       policy
                                                     other      investment    other     acquisition     Operating
Segment                                              income        income     benefits  costs           expenses
                                                       (a)                                                  (b)
Year ended December 31, 2000:

 Automotive Resource Division:
   Credit insurance and fee income business
   Assumed warranty business

 Individual Life Insurance Division
 Other                                                $377          $301                        $10       $2,491
              Total                                   $377          $301                        $10       $2,491

Year ended December 31, 1999:

 Automotive Resource Division:
   Credit insurance and fee income business
   Assumed warranty business                          $384           $11        $394
 Individual Life Insurance Division
 Other                                                 484           199           2                        $929
              Total                                   $868          $210        $396                        $929

Year ended December 31, 1998:

 Amounts attributable to period prior
  to adoption of liquidation basis of accounting:
   Automotive Resource Division:
    Credit insurance and fee income business
    Assumed warranty business                          $83                       $83
   Individual Life Insurance Division
   Other                                               181           $60                                    $368
              Total                                    264            60          83                         368

 Amounts attributable to period
  subsequent to adoption of
  liquidation basis of accounting:
    Automotive Resource Division:
      Credit insurance and fee income business
      Assumed warranty business                        504            46         177                         104
    Individual Life Insurance Divison
     Other                                             919           441                                   1,108
              Total                                  1,423           487         177                       1,212

              Grand total                           $1,687          $547        $260                      $1,580

    (a)     Excludes realized investment gains and losses.

    (b) Includes pension expense of $1,554 in 2000 due to termination of plan in December 2000.

                                 SCHEDULE IV
                                 REINSURANCE
                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                                             Assumed                       Percentage
                                                Ceded to      from                         of amount
                                  Gross          other        other         Net            assumed
          Segment                 amount        companies    companies      amount         to net

Year ended December 31, 2000:
 Life insurance in force              $58                                      $58

 Premium income                        $0                                       $0

Year ended December 31, 1999:
  Life insurance in-force             $58                                      $58

 Premium income:
    Assumed warranty                                          $319            $319            100.0%
                                                              $319            $319            100.0%
Year ended December 31, 1998:
  Life insurance in-force             $58                                      $58

 Premium income:
    Assumed warranty                                          $604            $604            100.0%

                                                              $604            $604            100.0%

NOTE:

  This schedule excludes premiums ceded for discontinued lines of business.

                               SCHEDULE V
                      VALUATION AND QUALIFYING ACCOUNTS
              CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                                               Additions
(in thousands)                                                           Charged to
                                            Balance at    Charged to     other                          Balance at
                                            beginning     costs and      accounts,       Deduction      end of
           Description                      of period     expenses      describe         describe       period
Year ended December 31, 2000
  Provision for permanent decrease in market
    value of property and equipment              $753                                       $753  (a)

  Provision for uncollectible receivables         106                                                      $106
                                                                          $859                                       $753 $106
Year ended December 31, 1999

  Provision for permanent decrease in market
    value of:
  Property and equipment                         $962                                       $209  (b)      $753
  Other real estate                                92                                         92  (a)
  Other invested assets                            55                                         55  (a)
  Provision for uncollectible receivables         106                                                       106

                                               $1,215                                       $356           $859
Year ended December 31, 1998

Provision for permanent decrease in
 market value of:

  Mortgage loans                                  $50                                        $50  (b)
  Property and equipment                          713          $249                                        $962
  Other real estate                               357                                        265  (a)        92
  Other invested assets                           163                                        108  (a)        55

Provision for uncollectible receivables           542                                        436  (c)       106
                                               $1,825          $249                         $859         $1,215

(a)      Write-off of valuation allowance for assets sold.
(b) Reduction in valuation allowance related to adjustment to net realizable value.
(c)      Write-off of asset against valuation allowance.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSUMERS FINANCIAL CORPORATION



By:      /S/
         James C. Robertson
         Chairman of the Board and President



Date:     March 19, 2001

                                  SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                         Date


/S/                           Director, President and       March 6, 2001
James C. Robertson            Chairman of the Board
                              (Chief Executive Officer)

/S/                           Senior Vice President         March 6, 2001
R. Fredric Zullinger          and Treasurer
                              (Chief Financial Officer)


/S/                           Director                      March 6, 2001
John E. Groninger


                                      EXHIBIT 21
                      SUBSIDIARIES OF CONSUMERS FINANCIAL CORPORATION


At December 31, 2000, Consumers Financial Corporation (EIN #23-1666392) owns 100% of the outstanding common stock of Consumers Life Insurance Company (EIN #21-0706531).