Form 10-Q
period 2001-03-31
CONSUMERS FINANCIAL CORP
filed 2001-05-11
CIK 100320

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _______________________  TO   ________________________


Commission File Number: 0-2616



                        CONSUMERS FINANCIAL CORPORATION
            (Exact name of registrant as specified in its charter)


              Pennsylvania                                       23-1666392
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)


 1513 Cedar Cliff Drive, Camp Hill, PA                              17011
(Address of principal executive offices)                          (Zip Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                         Yes    X          No
                                --              --


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
     Class of Common Stock                      April 30, 2001
     ---------------------                      --------------
       $.01 Stated Value                       2,578,295 shares

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                               TABLE OF CONTENTS



                                                                                 PAGE
          PART I. FINANCIAL INFORMATION                                         NUMBER
          -----------------------------                                         ------
Item 1.   Financial Statements:
           Consolidated Statements of Net Assets in Liquidation -                   3
             March 31, 2001 and December 31, 2000

           Consolidated Statements of Changes in Net Assets in Liquidation -        4
             For the Three Months Ended March 31, 2001 and 2000

           Notes to Consolidated Financial Statements                           5 - 7

Item 2.    Management's Discussion and Analysis of Financial Condition
              and  Results of Operations                                       8 - 11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk               12


           PART II. OTHER INFORMATION
           --------------------------

Item 1.    Legal Proceedings                                                       13

Item 2.    Changes in Securities                                                   13

Item 3.    Defaults upon Senior Securities                                         13

Item 4.    Submission of Matters to a Vote of Security Holders                     13

Item 5.    Other Information                                                       13

Item 6.    Exhibits and Reports on Form 8-K                                   13 - 14


                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                     March 31,     December 31,
                                                                       2001           2000
                                                                   ---------------------------
(in thousands)                                                       (unaudited)
Assets
------
Investments:
     Fixed maturities                                                   $   946        $   951
     Mortgage loans on real estate                                           43             50
     Short-term investments                                               2,269          2,471
                                                                   ---------------------------
          Total investments                                               3,258          3,472

Cash                                                                         21              7
Accrued investment income                                                    39             27
Reinsurance recoverable                                                   7,249          7,866
Other receivables                                                           285            307
Prepaid reinsurance premiums                                             11,074         13,466
Deferred policy acquisition costs                                            30             40
Other assets                                                                166            120
                                                                   ---------------------------
          Total assets                                                   22,122         25,305
                                                                   ---------------------------


Liabilities and Redeemable Preferred Stock
------------------------------------------
Liabilities:
     Future policy benefits                                               6,071          6,536
     Unearned premiums                                                   11,074         13,466
     Other policy claims and benefits payable                             1,217          1,369
     Other liabilities                                                      586            614
                                                                   ---------------------------
                                                                         18,948         21,985

Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2001, 454,614 shares;
        2000, 456,061 shares; net of $1,372 reduction in 2001
        and $1,241 in 2000 to reflect estimated liquidation value         3,174          3,320
                                                                   ---------------------------

          Total liabilities and redeemable preferred stock               22,122         25,305
                                                                   ---------------------------
Net assets in liquidation                                                    $0             $0
                                                                   ===========================

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

(in thousands)                                                  2001    2000
----------------------------------------------------------------------------
Revenues:
     Net investment income                                     $  47   $  69
     Net fees from sale of customer accounts                              54
     Joint venture income (loss)                                  (3)      7
     Miscellaneous                                                42      31
                                                             ---------------
                                                                  86     161
                                                             ---------------
Benefits and expenses:
     Rent and related costs                                        6      13
     Salaries and employee benefits                               46      77
     Professional fees                                            35      60
     Taxes, licenses and fees                                      8      21
     Miscellaneous                                                29      74
                                                             ---------------
                                                                 124     245
                                                             ---------------

Excess of benefits and expenses over revenues                    (38)    (84)
Adjustment of liabilities to estimated settlement amounts                 37
Change in unrealized appreciation of debt securities              (5)      4
Preferred stock dividends                                        (97)    (98)
Adjustment of preferred stock to estimated realizable value      131     127
Retirement of treasury shares - preferred                          9      14
                                                             ---------------

Decrease in net assets for the period                              0       0
Net assets at beginning of period                                  0       0
                                                             ---------------
Net assets at end of period                                    $   0   $   0
                                                             ===============

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


1. OVERVIEW AND BASIS OF ACCOUNTING:

   The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since the sale of its credit insurance business, the Company's revenues, benefits and expenses have consisted principally of
   (i) fee revenues received from Life of the South Corporation (LOTS), which acquired the Company's credit insurance business and its customer accounts,
   (ii) investment income on remaining assets and (iii) corporate expenses. However, see Note 4 for information concerning the discontinuation of the fee revenues .

   On March 24, 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution, as discussed in Note 2 below. Accordingly, the Company adopted a liquidation basis of accounting for periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated net assets in liquidation as of March 31, 2001 and the consolidated changes in its net assets for the three months ended March 31, 2001 and 2000.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

   The changes in net assets for the three months ended March 31, 2001 are not necessarily indicative of the changes to be expected for the full year.

2. DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION:

   At a Special Meeting of Shareholders held on March 24, 1998, the Company's shareholders approved the sale of the Company's in force credit insurance business as well as a Plan of Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets and providing for its
   liabilities.   The  Company  eventually  intends  to distribute its

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


2. DISCONTINUED OPERATIONS AND PLAN OF LIQUIDATION (CONTINUED):

   remaining cash to its preferred shareholders. The Company does not expect to be able to make any payment to its common shareholders.

3. INCOME TAXES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2001 and December 31, 2000, the Company had no material deferred tax liabilities and only one material deferred tax asset relating to net operating loss carry forwards. This deferred tax asset, which totaled $1,839,000 and $1,869,000 at March 31, 2001 and December 31, 2000,
   respectively, has been fully offset by a valuation allowance.

4. COMMITMENTS AND CONTINGENCIES:

   Reinsured risks would give rise to liability to the insurance subsidiary only in the event that the reinsuring company is unable to meet its obligations under the reinsurance agreements in force.

   In November 1997, the Company and a third party reinsurer were sued by a former general agency with whom the Company had a partnership agreement. The partnership agreement provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant is seeking monetary damages to compensate it for the Company's alleged failure to share profits and for other alleged losses resulting from the Company's rejection of policy applications involving unacceptable risks. While management believes this claim is without merit and intends to vigorously defend the Company in this matter, the ultimate outcome of this claim cannot be determined at this time. The Company has filed two counterclaims against this agency seeking damages for losses the Company sustained as a result of the agency's alleged breach of the partnership agreement and to recover an unpaid loan made to the agency. In December 2000, the trial for the Company's claim for recovery of the unpaid loan took place, and, in January 2001, the court awarded a $90,000 judgment in favor of the Company.

   During 1999, a dispute arose between the Company and LOTS relating to the payment of investment income on the assets which were transferred to LOTS in connection with the sale of the in force credit insurance business. Subsequent to the closing of the transaction, LOTS claimed that the Company owed it approximately $1,400,000 for investment earnings on the amount transferred. In October 1999, LOTS informed the Company that it would begin

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

4. COMMITMENTS AND CONTINGENCIES (CONTINUED):

   withholding from the Company the fee revenue payments which were contractually due to the Company from the sale of the credit insurance accounts. As of September 30, 2000, fee revenues totaling $421,000 had been withheld by LOTS. In October 2000, the parties settled this dispute. Pursuant to the terms of the settlement agreement, LOTS paid the Company $250,000 in settlement of all prior amounts withheld and in lieu of any future fee revenue payments. In addition, the Company agreed to permit LOTS to withdraw $500,000 from a contingency fund established by the parties at the time of the sale.

   Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiary. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the net assets or changes in net assets of the Company or its subsidiary. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.

5. REDEEMABLE PREFERRED STOCK:

   The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 1,447 shares in 2001 has further reduced the 1999 sinking fund deficiency to $146,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. Consequently, at March 31, 2001, the total sinking fund deficiency was $696,140. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   A review of the significant factors which affected the Company's net assets in liquidation at March 31, 2001 and the changes in its net assets in liquidation for the three months then ended is presented below. Information relating to 2000 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2000 Form 10-K.

   The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable future", "believe", "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

   As a result of the approval of the Plan of Liquidation and Dissolution, the Company adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities.

   As discussed below, the Company's net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero in 1999. All decreases in the Company's net assets since that time have reduced the estimated liquidation value of the preferred stock. Similarly, any future decreases during the remainder of the liquidation period will continue to reduce the amount available for distribution to the preferred shareholders. During the first quarter of 2001, this reduction totaled $131,000 compared to a reduction in the same period of 2000 of $127,000. The declines in both periods were primarily attributable to preferred shareholder dividends, which totaled $97,000 and $98,000 in 2001 and 2000, respectively. For the three months ended March 31, 2001, the Company's excess of benefits and expenses over revenues was $38,000 compared to excess benefits and expenses of $84,000 in the first quarter of 2000.


                RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

   Since the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company's revenues, benefits and expenses have consisted principally of ( i) fee revenues from the sale of the Company's customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, pension expense and professional fees. A discussion of the material factors which affected the Company's changes in net assets in liquidation for the three months ended March 31, 2001 and 2000 is presented below.

THREE MONTHS ENDED MARCH 31, 2001

   As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company's preferred stock. In the first quarter of 2001, the estimated liquidation value of the preferred stock declined by $131,000. As a result, at March 31, 2001, the 454,614 shares of preferred stock outstanding had an estimated liquidation value of $3,174,000, or $6.98 per share.

   The decrease in the liquidation value of the preferred stock in the first three months of 2001 was primarily due to $97,000 in dividends paid to the preferred shareholders and an excess of benefits and expenses over revenues of $38,000. The Company incurred $35,000 in audit, legal and actuarial fees during the period in connection with year-end financial reporting matters and ongoing litigation. The Company's investment income also declined to $47,000 (compared to $69,000 for the same period last year) due to a continuing reduction in invested assets.

   The Company is no longer receiving any fee revenues from the purchaser of its credit insurance customer accounts. In order to settle a dispute with the purchaser regarding the payment of investment income on the assets transferred to the purchaser in the sale of the Company's in force insurance business, in October 2000, the Company agreed to accept a $250,000 cash payment in settlement of all prior amounts due from the purchaser and in lieu of any future fee revenue payments. In the first three months of 2000, the Company reported fee revenues of $54,000.

THREE MONTHS ENDED MARCH 31, 2000

   In the first quarter of 2000, the estimated liquidation value of the preferred stock decreased by $127,000, also due to preferred shareholder dividends and an excess of benefits and expenses over revenues. Preferred dividends totaled $98,000, while benefits and expenses exceeded revenues by $84,000. First quarter expenses included $60,000 in audit, legal and actuarial fees and $25,000 in pension expense. Professional fees in 2000 included legal fees related to the now-settled fee revenue dispute referred to earlier. In addition, in late 2000, the Company terminated its defined benefit pension plan, thereby eliminating future pension contributions.

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS DURING LIQUIDATION PERIOD

   The time frame for completing the liquidation of the Company is dependent upon a number of factors, the most significant of which is the sale or liquidation of the Company's life insurance subsidiary. Most of the assets which will be available for distribution to the preferred shareholders are held by the subsidiary and are restricted as to their use by state insurance regulations. Furthermore, additional shareholder value could be generated from the sale of the subsidiary because of the value of its 25 state insurance licenses. The Company is also a defendant in several lawsuits which must be settled or resolved in court. While management believes the plaintiffs' claims in these cases are without merit, the ultimate outcome of these maters cannot be determined at this time. The Company may also be entitled to all or a portion of the assets in a contingency fund established by the Company and the purchaser of its credit insurance business based on the claims experience of the in force credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, it does not appear likely that the Company will receive any portion of the contingency fund.

   As a result of the foregoing, a final distribution cannot be made to the preferred shareholders until (i) the life subsidiary is either sold (and the time period of any required indemnifications given to the purchaser has expired) or liquidated, (ii) the Company has resolved all remaining litigation matters and (iii) a determination is made regarding the amount of any contingency fund distribution which might be payable to the Company.

   Based on current estimates, management believes that the Company's future expenses and other changes in net assets, including preferred shareholder dividends, will exceed its revenues during the remainder of the liquidation period by approximately $900,000 to $1,000,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to uncertainties regarding (i) when the remaining non liquid assets, particularly the stock of the life insurance subsidiary, will be liquidated,
(ii) when the distribution to the preferred shareholders will be made, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.

                              FINANCIAL CONDITION

CAPITAL RESOURCES

     Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. For the three months ended March 31, 2001, the Company's cash and invested assets decreased by $200,000, from $3,479,000 at the beginning of the year to $3,279,000 at March 31, 2001. The decrease is principally the result of the preferred shareholder dividends and the excess of benefits and expenses over revenues.

     Invested assets at March 31, 2001 consisted principally of ( i) U.S. Treasury Notes, owned by the Company's insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) one mortgage loan secured by commercial real estate, which is scheduled to be paid in full by June 2002 and (iii) short-term investments, principally money market funds.

LIQUIDITY

   Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company's decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company's principal sources of cash funds are investment income and proceeds from the sales of non liquid assets. These funds must be used to settle remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders.

   The adequacy of the Company's liquidity position during the remainder of the liquidation period will be principally dependent on its ability to sell its remaining non liquid assets and the timing of such sales, as well as on the level of expenses the Company must incur during the liquidation period. The Company's liquidity is particularly dependent on its ability to sell its life insurance subsidiary, since all dividends and other distributions to the Company from that subsidiary must be approved by the Delaware Insurance Department.

SINKING FUND FOR REDEEMABLE PREFERRED STOCK

   The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 1,447 shares in 2001 has further reduced the 1999 sinking fund deficiency to $146,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. Consequently, at March 31, 2001, the total sinking fund deficiency was $696,140. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

INFLATION

   Because of the Company's current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next several years, the effects of inflation on the Company are not material.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The requirements for certain market risk disclosures are not applicable to the Company because, at March 31, 2001 and December 31, 2000, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiary are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended March 31, 2001.

ITEM 2.   CHANGES IN SECURITIES

          During the three months ended March 31, 2001, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          As of March 31, 2001, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. However, see Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the stockholders of the registrant during the three months ended March 31, 2001.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits:
                                     Part I
                                     ------
           (11) Statement re computation of per share earnings (ii)
           (15) Letter re unaudited interim financial information (ii)

                               ------------------
         (18) Letter re change in accounting principles (ii)
         (19) Report furnished to security holders (ii)
         (23) Consents of accountants (ii)

                                    Part II
                                    -------
          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
          (3) Articles of incorporation and by-laws (i)
          (4) Instruments defining the rights of security holders, including indentures (i)
         (10) Material contracts (ii)
         (22) Published report regarding matters submitted to a vote of security holders (ii)
         (23) Consents of experts and counsel (excluding accountants) (ii)
         (24) Power of attorney (ii)
         (99) Additional exhibits (ii)

              (i) Information or document provided in previous filing with the
                  Commission
             (ii) Information or document not applicable to registrant

       (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CONSUMERS FINANCIAL CORPORATION
                         -------------------------------
                         Registrant



Date   May 10, 2001        By  /S/ James C. Robertson
       -------------           ----------------------
                               James C. Robertson
                               President and Chief Executive Officer



Date   May 10, 2001        By  /S/ R. Fredric Zullinger
       ------------            ------------------------
                               R. Fredric Zullinger
                               Senior Vice President and Chief Financial Officer