Form 10-Q
period 2001-06-30
CONSUMERS FINANCIAL CORP
filed 2001-08-13
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001, OR

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD  FROM ____ TO ____


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


                                  717-730-6306
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                            Yes    X         No
                                  ---            ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding  at
     Class  of  Common  Stock                          July  31,  2001
     ------------------------                         -----------------
       $.01  Stated  Value                            2,577,433  shares

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS

                                                                                PAGE
             PART I. FINANCIAL INFORMATION                                     NUMBER
             -----------------------------                                     ------
Item 1.  Financial Statements:

         Consolidated Statements of Net Assets in Liquidation -
           June 30, 2001 and December 31, 2000                                  3

         Consolidated Statements of Changes in Net Assets in Liquidation -
           For the Six and Three Months Ended June 30, 2001 and 2000            4

         Notes to Consolidated Financial Statements                             5 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and  Results of Operations                                            9 - 13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk             14


                PART II. OTHER INFORMATION
                --------------------------

Item 1.  Legal Proceedings                                                     15

Item 2.  Changes in Securities                                                 15

Item 3.  Defaults upon Senior Securities                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                   15

Item 5.  Other Information                                                     15

Item 6.  Exhibits and Reports on Form 8-K                                      16

                          PART I. FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                         CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                      JUNE 30,     DECEMBER 31,
(IN THOUSANDS)                                                          2001           2000
-----------------------------------------------------------------------------------------------
                                                                    (UNAUDITED)
Assets
------
Investments:
     Fixed maturities                                               $        953  $          951
     Mortgage loans on real estate                                            35              50
     Short-term investments                                                2,297           2,471
                                                                    ------------  --------------
          Total investments                                                3,285           3,472

Cash                                                                          27               7
Accrued investment income                                                     11              27
Reinsurance recoverable                                                    5,327           7,866
Other receivables                                                                            307
Prepaid reinsurance premiums                                               9,049          13,466
Deferred policy acquisition costs                                             20              40
Other assets                                                                  98             120
                                                                    ------------  --------------
          Total assets                                                    17,817          25,305
                                                                    ------------  --------------
Liabilities and Redeemable Preferred Stock
------------------------------------------
Liabilities:
     Future policy benefits                                                4,407           6,536
     Unearned premiums                                                     9,049          13,466
     Other policy claims and benefits payable                                920           1,369
     Other liabilities                                                       488             614
                                                                    ------------  --------------
                                                                          14,864          21,985

Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2001, 454,614 shares;
        2000, 456,061 shares; net of $1,593 reduction in 2001
        and $1,241 in 2000 to reflect estimated liquidation value          2,953           3,320
                                                                    ------------  --------------

          Total liabilities and redeemable preferred stock                17,817          25,305
                                                                    ------------  --------------

Net assets in liquidation                                           $          0  $            0
                                                                    ============  ==============

                 See Notes to Consolidated Financial Statements


Consumers  Financial  Corporation                                        Page  3
Form  10-Q                                                       June  30,  2001

                          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                               (UNAUDITED)

                                           SIX MONTHS    SIX MONTHS    THREE MONTHS    THREE MONTHS
                                             ENDED         ENDED          ENDED           ENDED
                                            JUNE 30,      JUNE 30,       JUNE 30.        JUNE 30,
(IN THOUSANDS)                                2001          2000           2001            2000
----------------------------------------------------------------------------------------------------

Revenues:
     Net investment income                $        89   $       175   $          42   $         106
     Net fees from sale of customer
        accounts                                                132                              78
     Joint venture income (loss)                   (3)           33                              26
     Miscellaneous                                 87            46              45              15
                                          ------------  ------------  --------------  --------------
                                                  173           386              87             225
                                          ------------  ------------  --------------  --------------

Benefits and expenses:
     Rent and related costs                        12            29               6              16
     Salaries and employee benefits                88           153              42              76
     Professional fees                             84            94              49              34
     Taxes, licenses and fees                      28            35              20              14
     Miscellaneous                                 78           131              49              57
                                          ------------  ------------  --------------  --------------
                                                  290           442             166             197
                                          ------------  ------------  --------------  --------------

Excess of revenues over (under)
   benefits and expenses                         (117)          (56)            (79)             28
Adjustment of assets to estimated
   realizable value                               (53)                          (53)
Adjustment of liabilities to estimated
  settlement amounts                                             63                              26
Change in unrealized appreciation of
  debt securities                                   2             7               7               3
Preferred stock dividends                        (193)         (196)            (96)            (98)
Adjustment of preferred stock to
  estimated realizable value                      352           382             221             255

Increase in liability for under funded
  pension plan                                                 (225)                           (225)

Retirement of treasury shares-preferred             9            25                              11
                                          ------------  ------------  --------------  --------------

Decrease in net assets for the period               0             0               0               0


Net assets at beginning of period                   0             0               0               0
                                          ------------  ------------  --------------  --------------

Net assets at end of period               $         0   $         0   $           0   $           0
                                          ============  ============  ==============  ==============

                 See Notes to Consolidated Financial Statements


Consumers  Financial  Corporation                                        Page  4
Form  10-Q                                                       June  30,  2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


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

     The consolidated financial statements include the accounts of Consumers Financial Corporation and its wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated net assets in liquidation as of June 30, 2001 and the consolidated changes in its net assets for the six and three month periods ended June 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

     The changes in net assets for the six and three month periods ended June 30, 2001 are not necessarily indicative of the changes to be expected for the full year.

2.   DISCONTINUED  OPERATIONS  AND  PLAN  OF  LIQUIDATION:

     At a Special Meeting of Shareholders held on March 24, 1998, the Company's shareholders approved the sale of the Company's in force credit insurance business as well as a Plan of


Consumers  Financial  Corporation                                        Page  5
Form  10-Q                                                       June  30,  2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (UNAUDITED)


2.   DISCONTINUED  OPERATIONS  AND  PLAN  OF  LIQUIDATION  (CONTINUED):

     Liquidation and Dissolution, pursuant to which the Company is now liquidating its remaining assets and providing for its liabilities. The Company eventually intends to distribute its remaining cash to its preferred shareholders. The Company does not expect to be able to make any payment to its common shareholders.

3.   INCOME  TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2001 and December 31, 2000, the Company had no material deferred tax liabilities and only one material deferred tax asset relating to net operating loss carry forwards. This deferred tax asset, which totaled $1,863,000 and $1,869,000 at June 30, 2001 and December 31, 2000,
     respectively,  has  been  fully  offset  by  a  valuation  allowance.

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


Consumers  Financial  Corporation                                        Page  6
Form  10-Q                                                       June  30,  2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


4.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):

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

5.   REINSURANCE:

     The sale of the credit insurance business of Consumers Life was completed pursuant to an indemnity reinsurance agreement with the reinsurer. The reinsurance transactions through which Consumes Life and its former subsidiaries sold their individual life insurance business included the use of both indemnity and assumption agreements. Consumers Life remains contingently liable for insurance risks ceded under indemnity agreements, while such risks are legally transferred to the reinsurer when assumption reinsurance agreements are utilized.

     Effective December 31, 2000, Consumers Life converted one of its four remaining indemnity agreements to assumption reinsurance, thereby eliminating the contingent risk on that block of reinsured business. As of January 1, 2001, a similar conversion to assumption reinsurance was completed on another indemnity agreement. The conversion of the remaining two indemnity agreements is currently in process. The elimination of these indemnity agreements is expected to facilitate the sale of Consumers Life, and will also permit the dissolution of Consumers Life in the event a sale of the subsidiary cannot be completed.

6.   REDEEMABLE  PREFERRED STOCK:

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred


Consumers  Financial  Corporation                                        Page  7
Form  10-Q                                                       June  30,  2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


6.   REDEEMABLE  PREFERRED  STOCK  (CONTINUED):

     stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 1,447 shares in 2001 has further reduced the 1999 sinking fund deficiency to $146,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. Consequently, at June 30, 2001, the total sinking fund deficiency was $696,140. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.


Consumers  Financial  Corporation                                        Page  8
Form  10-Q                                                       June  30,  2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's net assets in liquidation at June 30, 2001 and the changes in its net assets in liquidation for the six and three month periods ended June 30, 2001 is presented below. Information relating to 2000 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2000 Form 10-K.

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

     As discussed below, the Company's net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero in 1999. All decreases in the Company's net assets since that time have reduced the estimated liquidation value of the preferred stock. Similarly, any future decreases during the remainder of the liquidation period will continue to reduce the amount available for distribution to the preferred shareholders. During the first six months of 2001, this reduction totaled $352,000 compared to a reduction in the same period of 2000 of


Consumers  Financial  Corporation                                        Page  9
Form  10-Q                                                       June  30,  2001

$382,000. The declines in both periods were, in part, the result of preferred shareholder dividends,

which totaled $193,000 and $196,000 in 2001 and 2000, respectively, and an excess of benefits and expenses over revenues. For the six months ended June 30, 2001, the Company's excess of benefits and expenses over revenues was $117,000 compared to excess benefits and expenses of $56,000 in the first half of 2000. In addition, in the first half of 2000, the estimated liability for the Company's under funded Pension Plan (which was terminated later in the year) was increased by $225,000.


                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     Since the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company's revenues, benefits and expenses have consisted principally of ( i) fee revenues from the sale of the Company's customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, pension expense and professional fees. A discussion of the material factors which affected the Company's changes in net assets in liquidation for the six and three month periods ended June 30, 2001 and 2000 is presented below.

SIX  AND  THREE  MONTHS  ENDED  JUNE  30,  2001

     As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company's preferred stock. In the first six months of 2001, the estimated liquidation value of the preferred stock declined by $352,000. As a result, at June 30, 2001, the 454,614 shares of preferred stock outstanding had an estimated liquidation value of $2,953,000, or $6.50 per share.

     The decrease in the liquidation value of the preferred stock in the first six months of 2001 was primarily due to $193,000 in dividends to the preferred shareholders, a $53,000 reduction in the estimated realizable value of certain assets and an excess of benefits and expenses over revenues of $117,000. The excess of benefits and expenses over revenues is partially attributable to the fact that the Company is no longer receiving any fee revenues from the sale of its credit insurance customer accounts, as discussed below. In the first half of 2000, the Company reported $132,000 in fee revenues. In addition, the Company incurred approximately $37,000 in legal fees during the period in connection with several ongoing litigation matters.

     For the three months ended June 30, 2001, the estimated liquidation value of the preferred stock declined by $221,000. All of the factors which affected the liquidation value during the first six months of the year were also factors in the decrease which occurred in the second quarter. Preferred shareholder dividends totaled $96,000, the reduction in the estimated realizable value of certain assets was $53,000 and benefits and expenses exceeded revenues by $79,000.

     The Company is no longer receiving any fee revenues from the purchaser of its credit insurance customer accounts. In order to settle a dispute with the purchaser regarding the payment of investment income on the assets transferred to the purchaser in the sale of the Company's in force insurance business, in October 2000, the Company agreed to accept a $250,000 cash payment in settlement of all prior amounts due from the purchaser and in lieu of any future fee revenue payments. In the six and three month periods ended June 30, 2000, the Company reported fee revenues of $132,000 and $78,000, respectively.


Consumers  Financial  Corporation                                       Page  10
Form  10-Q                                                       June  30,  2001

SIX  AND  THREE  MONTHS  ENDED  JUNE  30,  2000

     In the first six months of 2000, the estimated liquidation value of the preferred stock decreased by $382,000 as a result of (i) a $225,000 increase in the estimated liability for the Company's under funded pension plan, (ii) $196,000 in preferred shareholder dividends and (iii) an excess of benefits and expenses over revenues of $56,000. Expenses in the first half of the year included approximately $94,000 in audit, legal and actuarial fees and $50,000 in pension expense. A significant portion of the legal fees during this period related to the now-settled fee revenue dispute referred to earlier. The Company's investment income benefitted from the collection of about $40,000 in past due and unaccrued interest on a non performing mortgage loan, which was repaid in full following the sale of the property. Partially offsetting the reductions listed above were increases attributable to the reduction of certain liabilities to their estimated settlement amounts and other miscellaneous increases.

     The estimated liquidation value of the preferred stock decreased by $255,000 in the second quarter of 2000. This decline was due to the $225,000 increase in the pension plan liability described above and to preferred shareholder dividends of $98,000. These decreases were offset, in part, by an excess of revenues over benefits and expenses for the quarter of $28,000.

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

     Based on current estimates, management believes that the Company's future expenses and other changes in net assets, including preferred shareholder dividends, will exceed its revenues during the remainder of the liquidation period by approximately $800,000 to $900,000. Actual revenues and expenses and


Consumers  Financial  Corporation                                       Page  11
Form  10-Q                                                       June  30,  2001
other net asset changes could vary significantly from the present estimates due to uncertainties regarding ( i) when the remaining non liquid assets, particularly the stock of the life insurance subsidiary, will be liquidated,
(ii)  when  the  distribution  to  the  preferred  shareholders  will be made, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.

                               FINANCIAL CONDITION

CAPITAL  RESOURCES

     Given its plans to liquidate and eventually dissolve, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. For the six months ended June 30, 2001, the Company's cash and invested assets decreased by $167,000, from $3,479,000 at the beginning of the year to $3,312,000 at June 30, 2001. As indicated above, the decrease is principally the result of the preferred shareholder dividends and the excess of benefits and expenses over revenues.

     Invested assets at June 30, 2001 consisted principally of ( i) U.S. Treasury Notes, owned by the Company's insurance subsidiary, which are on deposit with numerous state insurance departments in connection with licensing requirements, (ii) one mortgage loan, which is scheduled to be paid in full by June 2002 and (iii) short-term investments, principally money market funds.

     As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, as of January 1, 2001, the Company's insurance subsidiary converted one of its remaining indemnity reinsurance agreements to assumption reinsurance, thereby eliminating the contingent insurance risk on this block of reinsured business. As a result, the Reinsurance Recoverable asset and the corresponding liability for Future Policy Benefits relating to this block of business were eliminated from the June 30, 2001 amounts appearing on the Consolidated Statements of Net Assets in Liquidation. At December 31, 2000, the asset and liability amounts for this block of business totaled approximately $1,023,000.

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

     The adequacy of the Company's liquidity position during the remainder of the liquidation period will be principally dependent on its ability to sell its remaining non liquid assets and the timing of such sales, as well as on the level of expenses the Company must incur during the liquidation period. The
Company's  liquidity  is  particularly dependent on its ability to sell its life


Consumers  Financial  Corporation                                       Page  12
Form  10-Q                                                       June  30,  2001
insurance subsidiary, since all dividends and other distributions to the Company from that subsidiary must be approved by the Delaware Insurance Department.

SINKING  FUND  FOR  REDEEMABLE  PREFERRED  STOCK

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 1,447 shares in 2001 has further reduced the 1999 sinking fund deficiency to $146,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. Consequently, at June 30, 2001, the total sinking fund deficiency was $696,140. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

INFLATION

     Because of the Company's current plans to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next 12 to 18 months, the effects of inflation on the Company are not material.


Consumers  Financial  Corporation                                       Page  13
Form  10-Q                                                       June  30,  2001

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at June 30, 2001 and December 31, 2000, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.


Consumers  Financial  Corporation                                       Page  14
Form  10-Q                                                       June  30,  2001

                           PART II. OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiary are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 2001.

ITEM  2.  CHANGES  IN  SECURITIES

          During the three months ended June 30, 2001, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          As of June 30, 2001, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. However, see Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 2001.

ITEM  5.  OTHER  INFORMATION

          On August 3, 2001, the registrant sent a request for proposal letter to several investor groups which have expressed an interest in acquiring a controlling interest in the registrant's common stock. Although the registrant is in the process of completing a plan of liquidation and dissolution previously approved by its shareholders, the registrant's Board of Directors is willing to consider a transaction of this type in lieu of the planned liquidation and dissolution because it has the potential to produce future value for the common shareholders, who are projected to receive nothing under the planned liquidation. Any such transaction, however, must offer some protection for the preferred shareholders. The Board also expects to receive and will review proposals from other interested parties in addition to those who received the initial request for proposal letter.


Consumers  Financial  Corporation                                       Page  15
Form  10-Q                                                       June  30,  2001

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

                    (i) Information or document provided in previous filing with the Commission
                    (ii) Information  or  document  not applicable to registrant

          (b) No reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.


Consumers  Financial  Corporation                                       Page  16
Form  10-Q                                                       June  30,  2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONSUMERS  FINANCIAL  CORPORATION
                                  -----------------------------------------
                                  Registrant




Date      August 9, 2001         By   /S/
          --------------         ------------------------------------------
                                 James  C.  Robertson
                                 President  and  Chief  Executive  Officer




Date      August 9, 2001         By   /S/
          --------------         ------------------------------------------
                                 R.  Fredric  Zullinger
                                 Senior  Vice  President
                                 and  Chief  Financial  Officer


Consumers  Financial  Corporation                                       Page  17
Form  10-Q                                                       June  30,  2001