Form 10-Q
period 2001-09-30
CONSUMERS FINANCIAL CORP
filed 2001-11-14
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


Commission  File  Number:  0-2616



                        CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                    23-1666392
(State  or  other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation  or  organization)




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

                               Yes    X         No
                                     ---            ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding  at
     Class  of  Common  Stock                          October  31,  2001
     ------------------------                          ------------------
        $.01  Stated  Value                            2,577,237  shares

                   CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                 TABLE OF CONTENTS



                                                                             PAGE
              PART I. FINANCIAL INFORMATION                                 NUMBER
         -----------------------------------------------------------------  -------
Item 1.  Financial Statements:

         Consolidated Statements of Net Assets in Liquidation -
          September 30, 2001 and December 31, 2000                                3

         Consolidated Statements of Changes in Net Assets in Liquidation -
          For the Nine and Three Months Ended September 30, 2001 and 2000         4

         Notes to Consolidated Financial Statements                           5 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and  Results of Operations                                      10 - 15

Item 3.  Quantitative and Qualitative Disclosure About Market Risk               16


              PART II. OTHER INFORMATION
         -----------------------------------------------------------------

Item 1.  Legal Proceedings                                                       17

Item 2.  Changes in Securities                                                   17

Item 3.  Defaults upon Senior Securities                                         17

Item 4.  Submission of Matters to a Vote of Security Holders                     17

Item 5.  Other Information                                                       17

Item 6.  Exhibits and Reports on Form 8-K                                        18


Consumers  Financial  Corporation                                         Page 2
Form  10-Q                                                    September 30, 2001

PART  I.  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                     SEPTEMBER 30,   DECEMBER 31,
(IN THOUSANDS)                                                           2001            2000
--------------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
Assets
------
Investments:
     Fixed maturities                                               $           992  $         951
     Mortgage loans on real estate                                               26             50
     Short-term investments                                                   1,931          2,471
                                                                    ---------------  -------------
          Total investments                                                   2,949          3,472

Cash                                                                              3              7
Accrued investment income                                                        21             27
Reinsurance recoverable                                                       4,922          7,866
Other receivables                                                                              307
Prepaid reinsurance premiums                                                  7,311         13,466
Deferred policy acquisition costs                                                10             40
Other assets                                                                     52            120
                                                                    ---------------  -------------

          Total assets                                                       15,268         25,305
                                                                    ---------------  -------------

Liabilities and Redeemable Preferred Stock
------------------------------------------
Liabilities:
     Future policy benefits                                                   3,977          6,536
     Unearned premiums                                                        7,311         13,466
     Other policy claims and benefits payable                                   945          1,369
     Other liabilities                                                          478            614
                                                                    ---------------  -------------
                                                                             12,711         21,985

Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2001, 452,614 shares;
        2000, 456,061 shares; net of $1,969 reduction in 2001
        and $1,241 in 2000 to reflect estimated liquidation value             2,557          3,320
                                                                    ---------------  -------------

          Total liabilities and redeemable preferred stock                   15,268         25,305
                                                                    ---------------  -------------

Net assets in liquidation                                           $             0  $           0
                                                                    ===============  =============


     See  Notes  to  Consolidated  Financial  Statements


Consumers  Financial  Corporation                                         Page 3
Form  10-Q                                                    September 30, 2001

                               CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                                (UNAUDITED)

                                           NINE MONTHS      NINE MONTHS     THREE MONTHS     THREE MONTHS
                                              ENDED            ENDED            ENDED            ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30.    SEPTEMBER 30,
(IN THOUSANDS)                                2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------
Revenues:
     Net investment income               $          123   $          237   $           34   $           62
     Net fees from sale of customer
        accounts                                                     200                                68
     Joint venture income (loss)                     (3)              36                                 3
     Miscellaneous                                   94              139                7               93
                                         ---------------  ---------------  ---------------  ---------------
                                                    214              612               41              226
                                         ---------------  ---------------  ---------------  ---------------

Expenses:
     Rent and related costs                          17               40                5               11
     Salaries and employee benefits                 133              196               45               43
     Professional fees                              122              139               38               45
     Litigation settlement costs                    216                               216
     Provision for uncollectible fee
       income receivable                                             116                               116
     Taxes, licenses and fees                        39               48               11               13
     Miscellaneous                                  109              198               31               67
                                         ---------------  ---------------  ---------------  ---------------
                                                    636              737              346              295
                                         ---------------  ---------------  ---------------  ---------------

Excess of expenses over revenues                   (422)            (125)            (305)             (69)
Adjustment of assets to estimated
     realizable value                               (80)                              (27)
Adjustment of liabilities to estimated
     settlement amounts                                               62
Change in unrealized appreciation of
     debt securities                                 41               22               39               14
Preferred stock dividends                          (289)            (294)             (96)             (98)
Adjustment of preferred stock to
     estimated realizable value                     728              705              376              323
Increase in liability for under funded
     pension plan                                                   (405)                             (180)
Increase from retirement of treasury
  shares-preferred                                   22               35               13               10
                                         ---------------  ---------------  ---------------  ---------------

Decrease in net assets for the period                 0                0                0                0
Net assets at beginning of period                     0                0                0                0
                                         ---------------  ---------------  ---------------  ---------------
Net assets at end of period              $            0   $            0   $            0   $            0
                                         ===============  ===============  ===============  ===============


     See  Notes  to  Consolidated  Financial  Statements


Consumers  Financial  Corporation                                         Page 4
Form  10-Q                                                    September 30, 2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


1.   OVERVIEW  AND  BASIS  OF  ACCOUNTING:

     The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since the sale of its credit insurance business, the Company's revenues and expenses have consisted principally of (i) fee revenues received from Life of the South Corporation (LOTS), which acquired the Company's credit insurance business and its customer accounts, (ii) investment income on remaining assets and
     (iii) corporate expenses. However, see Note 4 for information concerning the discontinuation of the fee revenues .

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated net assets in liquidation as of September 30, 2001 and the consolidated changes in its net assets for the nine and three month periods ended September 30, 2001 and 2000.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Form 10-K.

     The changes in net assets for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the changes to be expected for the full year.

2.   PLAN  OF  LIQUIDATION  AND  RELATED  MATTERS:

     At a Special Meeting of Shareholders held on March 24, 1998, the Company's shareholders approved the sale of the Company's in force credit insurance business as well as a Plan of


Consumers  Financial  Corporation                                         Page 5
Form  10-Q                                                    September 30, 2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


2.   PLAN  OF  LIQUIDATION  AND  RELATED  MATTERS  (CONTINUED):

     Liquidation and Dissolution, (the Plan of Liquidation) pursuant to which the Company has been liquidating its remaining assets and providing for its liabilities. If the Company proceeds with the Plan of Liquidation, it will eventually distribute its remaining cash to its preferred shareholders. The Company does not expect to be able to make any payment to its common shareholders under the Plan of Liquidation.

     In August 2001, the Company announced that is was requesting proposals from several investor groups that had expressed an interest in acquiring a controlling interest in the Company's common stock. Following a review of the proposals which were received, the Company selected one investor group with whom it is now negotiating the terms of an option agreement. The option agreement would permit the investors to obtain a 51% interest in the Company's common stock through the issuance of authorized but unissued shares. The option would be exercisable only after the Company's preferred shareholders were given the opportunity either to receive a cash payment in exchange for their shares or to continue as shareholders of the Company. The Company is considering a transaction of this type in lieu of the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the preferred shareholders. As indicated above, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. Since there is no assurance that this acquisition transaction will be completed, the Company continues to proceed with the Plan of Liquidation while it attempts to finalize the option agreement.

3.   INCOME  TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2001 and December 31, 2000, the Company had no material deferred tax liabilities and only one material deferred tax asset relating to net operating loss carry forwards. This deferred tax asset, which totaled $1,963,000 and $1,869,000 at September 30, 2001 and December 31, 2000, respectively, has been fully offset by a valuation allowance.

4.   COMMITMENTS  AND  CONTINGENCIES:

     Reinsured risks would give rise to liability to the insurance subsidiary only in the event that the reinsuring companies are unable to meet their obligations under the indemnity reinsurance agreements which are in effect.

     In November 1997, the Company and a third party reinsurer were sued by a former general agency with whom the Company had a partnership agreement. The partnership agreement


Consumers  Financial  Corporation                                         Page 6
Form  10-Q                                                    September 30, 2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


4.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):

     provided that the agency would market universal life insurance business for the Company, pursuant to specific criteria established by the Company, and would also be entitled to a share of the profits, if any, which arose from the business produced. The claimant was seeking monetary damages to compensate it for the Company's alleged failure to share profits and for other alleged losses resulting from the Company's rejection of policy applications involving unacceptable risks. The Company filed two counterclaims against this agency seeking damages for losses the Company sustained as a result of the agency's alleged breach of the partnership agreement and to recover an unpaid loan made to the agency. In December 2000, the trial for the Company's claim for recovery of the unpaid loan took place, and, in January 2001, the court awarded a $90,000 judgment in favor of the Company. In August 2001, the parties settled this matter through mediation. As a result of this settlement, the Company agreed to pay the agency $210,000 in cash and to mark as satisfied the $90,000 judgment the Company had previously been awarded. The $90,000 receivable had been fully reserved in the Company's financial statements.

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

     In connection with both the Plan of Liquidation and the potential sale of the Company, as discussed in Note 2, the Company intends to either sell Consumers Life and its insurance licenses or dissolve the subsidiary if a sale transaction cannot be completed. If the Company ultimately determines that it will dissolve Consumers Life, the subsidiary will incur a Phase III tax of approximately $149,000 for Federal income tax purposes This tax cannot be offset by Consumers Life's tax loss carry forwards, and will therefore require a cash payment to the Internal Revenue Service. The Company expects to decide by December 2001 whether it can sell the subsidiary or whether it must dissolve it.

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company and its subsidiary. In the opinion of management, based on


Consumers  Financial  Corporation                                         Page 7
Form  10-Q                                                    September 30, 2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


4.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):

     opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the net assets or changes in net assets of the Company and its subsidiary. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.

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

     Effective December 31, 2000, Consumers Life converted one of its four remaining indemnity agreements to assumption reinsurance, thereby eliminating the contingent risk on that block of reinsured business. As of January 1, 2001, a similar conversion to assumption reinsurance was completed on another indemnity agreement. In October 2001, Consumers Life and its reinsurers executed agreements to convert the remaining two indemnity agreements to assumption reinsurance. These two transactions are subject to the approval of various state insurance regulators before they can become effective. The replacement of these indemnity agreements should not only facilitate the sale of the Consumers Life charter, but it will also permit the dissolution of Consumers Life in the event a sale of the subsidiary cannot be completed.

6.   REDEEMABLE  PREFERRED  STOCK:

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the requiConsumers Financial Corporation Page Form 10-Q September 30, 2001 red payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 3,447 shares in 2001 has further reduced the 1999 sinking fund deficiency to $126,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Consequently, at


Consumers  Financial  Corporation                                         Page 8
Form  10-Q                                                    September 30, 2001

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


6.   REDEEMABLE  PREFERRED  STOCK  (CONTINUED):

     September 30, 2001, the total sinking fund deficiency was $1,226,140. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.


Consumers  Financial  Corporation                                         Page 9
Form  10-Q                                                    September 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's net assets in liquidation at September 30, 2001 and the changes in its net assets in liquidation for the nine and three month periods ended September 30, 2001 is presented below. Information relating to 2000 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2000 Form 10-K.

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

     At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), pursuant to which the Company has been liquidating its remaining assets so that it can pay or provide for all of its liabilities. If the Company proceeds with the Plan of Liquidation, it will eventually distribute its remaining cash to its preferred shareholders. It is unlikely that any cash will be available for distribution to the common shareholders under the Plan of Liquidation.

     In August 2001, the Company announced that is was requesting proposals from several investor groups that had expressed an interest in acquiring a controlling interest in the Company's common stock. Following a review of the proposals which were received, the Company selected one investor group with whom it is now negotiating the terms of an option agreement. The option agreement would permit the investors to obtain a 51% interest in the Company's common stock through the issuance of authorized but unissued shares. The option would be exercisable only after the Company's preferred shareholders were given the


Consumers  Financial  Corporation                                        Page 10
Form  10-Q                                                    September 30, 2001
opportunity either to receive a cash payment in exchange for their shares or to continue as shareholders of the Company. The Company is considering a transaction of this type in lieu of the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the preferred shareholders. As indicated above, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. Since there is no assurance that this acquisition transaction will be completed, the Company continues to proceed with the Plan of Liquidation while it attempts to finalize the option agreement.

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

     As discussed below, the Company's net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero in 1999. All decreases in the Company's net assets since that time have reduced the estimated liquidation value of the preferred stock. Similarly, any future decreases during the remainder of the liquidation period will continue to reduce the amount available for distribution to the preferred shareholders. During the first nine months of 2001, this reduction totaled $728,000 compared to a reduction in the same period of 2000 of $705,000. The decline in the current year was principally due to preferred shareholder dividends, which totaled $289,000, and an excess of expenses over revenues of $422,000. For the nine months ended September 30, 2000, preferred dividends totaled $294,000 and the excess of expenses over revenues was $125,000. In addition, in the first nine months of 2000, the estimated liability for the Company's under funded Pension Plan (which was terminated later in the year) was increased by $405,000.


                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     Since the sale of its remaining insurance business and the adoption of the Plan of Liquidation, the Company's revenues and expenses have consisted principally of ( i) fee revenues from the sale of the Company's customer accounts, (ii) investment income on existing assets and (iii) corporate expenses, primarily salaries, pension expense and professional fees. A discussion of the material factors which affected the Company's changes in net assets in liquidation for the nine and three month periods ended September 30, 2001 and 2000 is presented below.

NINE  AND  THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

     As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company's preferred stock. In the first nine months of 2001, the estimated liquidation value of the preferred stock declined by $728,000. As a result, at September 30, 2001, the 452,614 shares of preferred stock outstanding had an estimated liquidation value of $2,557,000, or $5.65 per share.


Consumers  Financial  Corporation                                        Page 11
Form  10-Q                                                    September 30, 2001

     The decrease in the liquidation value of the preferred stock in the first nine months of 2001 was primarily due to $289,000 in dividends to the preferred shareholders, an $80,000 reduction in the estimated realizable value of certain assets and an excess of expenses over revenues of $422,000. The excess of expenses over revenues in the current year was significantly impacted by litigation settlement expenses totaling $216,000, which more than doubled the excess of expenses over revenues which would otherwise have been reported for the period. In addition, revenues for the period were adversely affected by the fact that the Company is no longer receiving any fee revenues from the sale of its credit insurance customer accounts, as discussed below. The Company also incurred approximately $66,000 in legal fees during the first nine months of 2001 in connection with various corporate matters as well as litigation.

     For the three months ended September 30, 2001, the estimated liquidation value of the preferred stock declined by $376,000. All of the factors which affected the liquidation value during the first nine months of the year were also factors in the decrease which occurred in the third quarter. Preferred shareholder dividends totaled $96,000, the reduction in the estimated realizable value of certain assets was $27,000 and expenses exceeded revenues by $305,000, largely due to the $216,000 in litigation settlement costs referred to above.

     As indicated above, the Company is no longer receiving any fee revenues from the purchaser of its credit insurance customer accounts. In order to settle a dispute with the purchaser regarding the payment of investment income on the assets transferred to the purchaser in the sale of the Company's in force insurance business, in October 2000, the Company agreed to accept a $250,000 cash payment in settlement of all prior amounts due from the purchaser and in lieu of any future fee revenue payments. In the nine and three month periods ended September 30, 2000, the Company reported fee revenues of $200,000 and $68,000, respectively.

NINE  AND  THREE  MONTHS  ENDED  SEPTEMBER  30,  2000

     In the first nine months of 2000, the estimated liquidation value of the preferred stock decreased by $705,000 as a result of (i) a $405,000 increase in the estimated liability for the Company's under funded pension plan, (ii) $294,000 in preferred shareholder dividends and (iii) an excess of expenses over revenues of $125,000. Expenses in the first nine months of the year included approximately $67,000 in legal fees and $50,000 in pension expense. A significant portion of the legal fees during this period related to the now-settled fee revenue dispute referred to earlier. The Company's investment income benefitted from the collection of about $52,000 in past due and unaccrued interest on a non performing mortgage loan, which was repaid in full following the sale of the property. Partially offsetting the decreases in the preferred stock liquidation value listed above were increases attributable to the reduction of certain liabilities to their estimated settlement amounts and other miscellaneous increases.

     The estimated liquidation value of the preferred stock decreased by $323,000 in the third quarter of 2000. This decline was due to an additional $180,000 increase in the pension plan liability described above, preferred shareholder dividends of $98,000 and in excess of expenses over revenues of $69,000.


Consumers  Financial  Corporation                                        Page 12
Form  10-Q                                                    September 30, 2001

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS DURING LIQUIDATION PERIOD

     If the Company is not sold pursuant to the option agreement currently being negotiated, the time frame for completing the liquidation of the Company is dependent upon a number of factors, the most significant of which is the sale or dissolution of the Company's life insurance subsidiary. Most of the assets which will be available for distribution to the preferred shareholders are held by the subsidiary and are restricted as to their use by state insurance regulations. Additional shareholder value could also be generated from the sale of the subsidiary because of the value of its 25 state insurance licenses. Furthermore, if the Company determines that it must dissolve Consumers Life because a suitable buyer cannot be found, Consumers Life will incur a $149,000 Phase III tax for Federal income tax purposes. This tax cannot be offset by Consumers Life's tax loss carry forwards, and will therefore require a cash payment to the Internal Revenue Service. The Company expects to decide by December 2001 whether it can sell the subsidiary or whether it must dissolve it. The Company is also a defendant in several small lawsuits which must be settled by the parties or resolved in court. The Company may also be entitled to all or a portion of the assets in a contingency fund established by the Company and the purchaser of its credit insurance business based on the claims experience of the in force credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, it does not appear likely that the Company will receive any portion of the contingency fund.

     As a result of the foregoing, a final distribution under the Plan of Liquidation cannot be made to the preferred shareholders until (i) the life subsidiary is either sold (and the time period of any required indemnifications given to the purchaser has expired) or dissolved, (ii) the Company has resolved its remaining litigation and (iii) a determination is made regarding the amount of any contingency fund distribution which might be payable to the Company.

     Based on current estimates, management believes that the Company's future expenses and other changes in net assets, including preferred shareholder dividends, will exceed its revenues during the remainder of the liquidation period by approximately $600,000 to $650,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to uncertainties regarding ( i) when the remaining non liquid assets, particularly the stock of the life insurance subsidiary, will be liquidated,
(ii) when the distribution to the preferred shareholders will be made, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.

                               FINANCIAL CONDITION

CAPITAL  RESOURCES

     As a result of the Plan of Liquidation, the Company has made no commitments for capital expenditures and does not intend to make any such commitments in the future. However, if the Company is sold pursuant to the option agreement which is now being negotiated, the Company's future plans regarding capital expenditures and other matters could change. For the nine months ended September 30, 2001, the Company's cash and invested assets decreased by $527,000, from $3,479,000 at the beginning of the year to $2,952,000 at September 30, 2001. As indicated above, the decrease is principally the result of the preferred shareholder dividends and the excess of expenses over revenues.


Consumers  Financial  Corporation                                        Page 13
Form  10-Q                                                    September 30, 2001

     Invested assets at September 30, 2001 consisted principally of ( i) U.S. Treasury Notes, owned by the Company's insurance subsidiary, which are on deposit with four state insurance departments in connection with licensing requirements, (ii) one mortgage loan, which is scheduled to be paid in full by June 2002 and (iii) short-term investments, principally money market funds.


     As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, as of January 1, 2001, the Company's insurance subsidiary converted one of its remaining indemnity reinsurance agreements to assumption reinsurance, thereby eliminating the contingent insurance risk on this block of reinsured business. As a result, the reinsurance recoverable asset and the corresponding liability for future policy benefits relating to this block of business have been eliminated from the September 30, 2001 amounts appearing on the Consolidated Statements of Net Assets in Liquidation. At December 31, 2000, the asset and liability amounts for this block of business totaled approximately $1,023,000. Following the anticipated receipt in the fourth quarter of 2001 of the insurance regulatory approvals for the conversion of the remaining indemnity reinsurance agreements into assumption reinsurance, the balances of the reinsurance recoverable and the prepaid reinsurance premiums accounts and the corresponding balances of the future policy benefits, unearned premiums and other claims and benefits payable accounts will be eliminated.

LIQUIDITY

     Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. Following the approval of the Plan of Liquidation, the Company's principal sources of cash funds have been investment income and proceeds from the sales of non liquid assets. Under the Plan of Liquidation, these funds must be used to settle remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders.

     If the Company proceeds with the Plan of Liquidation, the adequacy of the Company's liquidity position during the remainder of the liquidation period will be principally dependent on its ability to sell its remaining non liquid assets and the timing of such sales, as well as on the level of expenses the Company must incur during the liquidation period. The Company's liquidity is particularly dependent on its ability to sell or, alternatively, to liquidate and dissolve its life insurance subsidiary, since all dividends and other distributions to the Company from that subsidiary must be approved by the Delaware Insurance Department.

SINKING  FUND  FOR  REDEEMABLE  PREFERRED  STOCK

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The


Consumers  Financial  Corporation                                        Page 14
Form  10-Q                                                    September 30, 2001
purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 3,447 shares in 2001 has further reduced the 1999 sinking fund deficiency to $126,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Consequently, at September 30, 2001, the total sinking fund deficiency was $1,226,140. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.


INFLATION

     Under the Plan of Liquidation, the effects of inflation on the Company are not material because the Company intends to wind up its affairs within the next 12 to 15 months. However, if the Company is sold, inflation may have an effect on the Company's new business or businesses in the future.


Consumers  Financial  Corporation                                        Page 15
Form  10-Q                                                    September 30, 2001

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at September 30, 2001 and December 31, 2000, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.


Consumers  Financial  Corporation                                        Page 16
Form  10-Q                                                    September 30, 2001

                           PART II. OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiary are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended September 30, 2001.

ITEM  2.  CHANGES  IN  SECURITIES

          During the three months ended September 30, 2001, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          As of September 30, 2001, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. However, see Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 2001.

ITEM  5.  OTHER  INFORMATION

          None



Consumers  Financial  Corporation                                        Page 17
Form  10-Q                                                    September 30, 2001

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits:
                                           Part  I
                                           -------
               (11) Statement  re  computation  of  per  share  earnings  (ii)
               (15) Letter  re  unaudited  interim  financial  information  (ii)
               (18) Letter  re  change  in  accounting  principles  (ii)
               (19) Report  furnished  to  security  holders  (ii)
               (23) Consents  of  accountants  (ii)


                                           Part  II
                                           --------
               (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
               (3)  Articles  of  incorporation  and  by-laws  (i)
               (4) Instruments defining the rights of security holders, including indentures (i)
               (10) Material  contracts  (ii)
               (22) Published  report  regarding  matters submitted to a vote of security  holders  (ii)
               (23) Consents of experts and counsel (excluding accountants) (ii)
               (24) Power  of  attorney  (ii)
               (99) Additional  exhibits  (ii)

                    (i) Information or document provided in previous filing with the Commission
                    (ii) Information  or  document  not applicable to registrant

          (b) No reports on Form 8-K were filed by the Company during the three months ended September 30, 2001.


Consumers  Financial  Corporation                                        Page 18
Form  10-Q                                                    September 30, 2001

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONSUMERS  FINANCIAL CORPORATION
                                   --------------------------------
                                   Registrant




Date      November  9,  2001       By /S/
         -------------------          ------------------------------------------
                                      James  C.  Robertson
                                      President  and  Chief  Executive Officer




Date      November  9,  2001       By /S/
         -------------------          ------------------------------------------
                                      R.  Fredric Zullinger
                                      Senior  Vice President and Chief Financial
                                      Officer


Consumers  Financial  Corporation                                        Page 19
Form  10-Q                                                    September 30, 2001