Form 10-K
period 2001-12-31
CONSUMERS FINANCIAL CORP
filed 2002-03-27
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.


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

                                 (717) 730-6306
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                    Name of each exchange on which
     -------------------                    ------------------------------
registered
----------
             None                                      Not listed

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                    Name of each exchange on which
         -------------------                    ------------------------------
registered  Common stock (no par; voting)                         Not listed
----------
  8 1/2% Preferred Stock Series A
     (par value $1.00 per share; non-voting)           Not listed

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.             Yes   XX        No __
                                                                ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form  10-K.    [ ]

     The number of outstanding common shares of the registrant as of March 1, 2002 was 2,576,810. Based on the closing price on March 1, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $103,072.

                                     PART I

ITEM 1.     BUSINESS

                                     GENERAL

     Consumers Financial Corporation (the "Company") was formed in 1966 as 20th Century Corporation (a Pennsylvania corporation) and adopted its present name in 1980. The Company is an insurance holding company which, until late 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. The Company operated through various wholly-owned subsidiaries since it was formed; however, all of these subsidiaries have either been sold or liquidated and dissolved except for Consumers Life Insurance Company, a Delaware life insurance company ("Consumers Life"). In January 2002, the Company signed an agreement to sell Consumers Life and its state insurance licenses. The sale transaction must be approved by the Delaware Department of Insurance.

     In 1992, the Company sold all of its traditional whole-life, term and annuity business. In 1994, the Company reinsured substantially all of its universal life insurance business to a third party insurer and, effective January 1, 1997, it sold its remaining block of assumed universal life business back to the direct writer of the business. The Company, through a wholly-owned subsidiary, also conducted wholesale and retail automobile auctions of used vehicles for automobile dealers, banks and leasing companies. The Company sold the business and the related operating assets of the auto auction subsidiary in November 1996.

     On March 24, 1998, the Company's shareholders approved the sale of the Company's credit insurance and related products business, which was the Company's only remaining business operation following the previous sales, as discussed below, of its individual life insurance and its auto auction businesses. The credit insurance business was sold to Life of the South Corporation, a Georgia-based financial services holding company ("LOTS"). Pursuant to the terms of the agreements the Company entered into with LOTS and American Republic Insurance Company ("American Republic"), LOTS' financial partner in the transaction, the Company sold (i) its credit insurance and fee income accounts to LOTS, (ii) its September 30, 1997 inforce block of credit insurance business to American Republic and (iii) one of its wholly-owned subsidiaries to LOTS.

     In addition to approving the sale of the inforce credit insurance business, at the Special Meeting on March 24, 1998, the Company's shareholders also approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), pursuant to which the Company is now liquidating its remaining assets and settling or providing for its liabilities. If the Board of Directors proceeds with the Plan of Liquidation, the Company will eventually distribute its remaining cash to its preferred shareholders. The Company does not expect to be able to make any distribution to its common shareholders.

     The Plan of Liquidation permits the Board of Directors to also consider other alternatives to liquidating the Company if such alternatives are deemed by the Board to be in the best interest of the Company and its shareholders. In that regard, in February 2002, the Company entered into an option agreement (the "Option Agreement") with a New York-based investor group. The Option Agreement permits the investor group to acquire a 51% interest in the Company's common stock for $108,000, which was deposited into an escrow account in March 2002. The execution of the Option Agreement followed a review by the Board of Directors of various proposals to acquire the Company. The option is exercisable within 15 business days following the completion by the Company of a tender offer to its preferred shareholders. The tender offer, if accepted by all of the preferred shareholders, will result in the payment to those shareholders of substantially all of the Company's remaining net assets. If the option is exercised, the investor group intends to merge or otherwise combine certain existing and start-up businesses into the Company. The Board considered a transaction of this type in lieu of the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the preferred shareholders. As indicated in the preceding paragraph, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. For additional information regarding the terms of the Option Agreement, see Note 17 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

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

                                   INVESTMENTS

     The Company's insurance subsidiaries historically invested primarily in fixed maturity securities (bonds) and, to a lesser extent, in mortgages with terms which were generally seven years or less. Investments in mortgages allowed the Company to obtain higher yields while maintaining maturities in the five to seven year range. The Company's only remaining fixed maturity securities are bonds which Consumers Life is required to maintain on deposit with various state insurance departments. The Company's mortgage loan portfolio has declined significantly during the past six years, from $9.9 million at the end of 1994 to $13,000 at December 31, 2001. The remaining loan in the portfolio is scheduled to be paid in full by June 2002.

     Since the approval of the Plan of Liquidation, the Company has maintained all of its remaining investable funds in short-term securities in order to provide the liquidity necessary to pay current expenses and dividends to preferred shareholders and to eliminate the market risk associated with bond investments. The Company also intends to invest the funds which arise from the sale or liquidation of its investment in Consumers Life in short-term securities. See Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for information concerning investment results for the years ended December 31, 2001, 2000, and 1999.

                                   COMPETITION

     Inasmuch as the Company no longer conducts any insurance or other operations, it no longer competes with other organizations.

                                   REGULATION

     Consumers Life is subject to regulation and supervision in the states in which it is licensed. The extent of such regulation varies from state to state, but, in general, each state has statutory restrictions and a supervisory agency which has broad discretionary administrative powers. Such regulation is designed primarily to protect policyholders and relates to the licensing of insurers and their agents, the approval of policy forms, the methods of computing financial statement reserves, the form and content of financial reports and the type and concentration of permitted investments. Consumers Life is also subject to periodic examination by the Delaware Department of Insurance. Although this subsidiary now has no direct policyholders, the Delaware Department continues to monitor the company's statutory capital and surplus and other aspects of its financial compliance with state insurance laws and regulations.

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

                              EMPLOYEES AND AGENTS

     As  of  March  1,  2002,  the  Company  had  only 2 full-time employees. On
January 1, 1998, all of the Company's sales personnel resigned and became employees of LOTS in connection with the transactions discussed earlier in this

Item 1, and certain other administrative employees were terminated. During 1998, 1999 and 2000, six accounting and administrative employees were also terminated. Consumers Life no longer has any licensed agents.

     The Company maintains insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.


ITEM  2.     PROPERTIES

     From September 1989 to July 2000, the Company maintained its executive and business offices in a building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contained approximately 44,000 square feet of office space (approximately 39,000 square feet of leasable space). Prior to 1994, the Company leased the entire facility at an annual rental of $421,000, plus insurance, taxes and utilities. In March of 1994, the Company exercised its option to acquire a 50% interest in its home office building for $1.75 million, which reduced the Company's annual rent on the portion of the building it did not own to $204,000. The Company's lease terminated in July 1999.

     As a result of the sale of all of its insurance operations and the adoption of the Plan of Liquidation, the Company occupied only a small portion of the leasable space in the office building. The Company subleased portions of the building to third party tenants pursuant to various short-term leases and received $14,000 and $175,000 in 2000 and 1999, respectively, from these subleases. In August 2000, the Company and its co-owner sold the office building. The Company reported a gain of approximately $9,000 on the sale transaction and also collected approximately $56,000 in penalties from the buyer as a result of the buyer's delays in closing on the transaction.

     The Company now leases approximately 1,200 square feet of office space on a month-to-month basis at 1513 Cedar Cliff Drive, Camp Hill, Pennsylvania. The monthly rent for this facility is $1,300. The Company also leases approximately 1,100 square feet of warehouse space which it utilizes for the storage of its records. The monthly rent for this space is approximately $640. The warehouse lease, which terminates on May 31, 2002, is renewable for additional one-year terms at nominal increases in rent each year. Both the office space and the warehouse space are adequate for the Company's current needs.


ITEM  3.     LEGAL  PROCEEDINGS

     The Company is a party to several lawsuits which are ordinary and routine litigation incidental to the business operations it previously conducted. None of these lawsuits is expected to have a materially adverse effect on the Company's net assets in liquidation or changes in its net assets in liquidation. See Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for additional information concerning litigation matters.


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted during the fourth quarter of 2001 to the shareholders of the Company for their consideration through the solicitation of proxies or otherwise.

                                     PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was delisted by NASDAQ for non-compliance with NASDAQ's market value of public float requirements. The Company's Convertible Preferred Stock, Series A, was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation and Dissolution on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market.

     Quarterly high and low bid prices for the Company's common and preferred stock, based on information provided by The National Association of Securities Dealers through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.

                               1st      2nd      3rd      4th      1st      2nd      3rd      4th
                             Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                              2001     2001     2001     2001     2000     2000     2000     2000
                             -------  -------  -------  -------  -------  -------  -------  -------

Common Stock
------------
     High                       0.02     0.01     0.10     0.08     0.10     0.15     0.14     0.08
     Low                        0.01     0.01     0.01     0.04     0.07     0.05     0.08     0.02

Convertible Preferred Stock
---------------------------
Series A
--------
     High                       3.75     3.75     3.00     3.40     2.75     4.00     4.00     3.88
     Low                        3.75     1.62     1.62     2.05     2.00     2.50     2.50     3.00

     As of March 1, 2002, there were 6,692 shareholders of record who collectively held 2,576,810 common shares and 98 shareholders of record of the Convertible Preferred Stock, Series A, who held 452,614 shares. The number of recordholders presented above excludes individual participants in securities positions listings.

     Dividends  on  both  the  Company's  common stock and Convertible Preferred
Stock, Series A, are declared by the Board of Directors. No common stock dividends have been paid since 1994. See Note 13 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for a description of the restrictions on the Company's ability to pay dividends to common shareholders. The Convertible Preferred Stock, Series A dividends are paid quarterly and generally on the first day of January, April, July and October at an annual rate of $.85 per share. Since the Company usually does not have sufficient liquid funds to pay the preferred dividends, it must rely on Consumers Life to provide it with the required funds. In that regard, all distributions to the Company from Consumers Life are subject to approval by the Delaware Insurance Department. See Note 3 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                       (NOT COVERED BY INDEPENDENT AUDITOR'S REPORT)

                                                                                    For the     For the
                                                                                  period from  period from
                                                                                March 25, 1998  January 1,    Year ended
(dollar amounts in thousands,                        Years ended December 31,         to          1998        December 31,
  except per share)                                2001        2000       1999     December        to            1997
                                                                                   31,1998   March 24, 1998
----------------------------------------------  ----------  ----------  ---------  ---------  ------------  --------------
Total revenues (excluding change
  in unearned premiums)                                                                       $       261   $          40
Premiums written (refunds)                                                                             (4)            (37)
Net investment income                                                                                  60              63
Net return on average investments                                                                     4.8%            4.9%
----------------------------------------------  ----------  ----------  ---------  ---------  ------------  --------------
Loss from continuing operations                                                                       (88)         (1,441)
Discontinued operations                                                                               112          (4,919)
Net income (loss)                                                                                      24          (6,360)

Basic and diluted income (loss) per
  common share:
    Loss from continuing operations                                                                 (0.08)          (0.73)
    Discontinued operations                                                                          0.04           (1.89)
    Net loss                                                                                        (0.04)          (2.62)
----------------------------------------------  ----------  ----------  ---------  ---------  ------------  --------------

Increase (decrease) in net assets
  in liquidation:

    Excess of benefits and expenses
      over revenues                                 ($521)    ($1,823)     ($252)     ($132)
    Decrease (increase) in liability for
      under funded pension plan                                 1,122       (388)      (734)
    Adjustment of assets to estimated net
      realizable value                                108                     88
    Adjustment of liabilities to estimated
      settlement amounts                                           62        210
    Preferred stock dividends                        (386)       (391)      (406)      (307)
    Adjustment of preferred stock to
      estimated liquidation value                     748         938        303       (175)
    Other                                              51          92         62         16
    Net decrease                                $       0   $       0      ($383)   ($1,332)
----------------------------------------------  ----------  ----------  ---------  ---------  ------------  --------------
                                                                                  December 31,
                                                            ----------  ---------  ---------  ------------  --------------
                                                               2001        2000      1999         1998           1997
                                                            ----------  ---------  ---------  ------------  --------------
Total assets                                                $    3,021  $  25,305  $  44,748  $     62,688  $       85,035
Net assets in liquidation                                            0          0          0           383
Total debt                                                           0          0          0             0               0
Shareholders' equity                                                                                                 1,806
Shareholders' equity per common share                                                                                 0.78
Cash dividends declared per common
  share                                                           NONE       NONE       NONE          NONE            NONE

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
             FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     A review of the significant factors which affected the Company's net assets in liquidation at December 31, 2001 and the changes in its net assets in liquidation for the year then ended is presented below. Information relating to 2000 and 1999 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-K.

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


                                    OVERVIEW

     At the Special Meeting of Shareholders held on March 24, 1998, the Company's preferred and common shareholders approved the sale of the Company's credit insurance and related products business, which was the Company's only remaining business operation. In connection with the sale of its in force credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries. At the Special Meeting, the shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation), pursuant to which the Company has been liquidating its remaining assets and paying or providing for all of its liabilities so that it can distribute its remaining cash to its preferred shareholders. If the Company proceeds with the Plan of Liquidation, it is unlikely that any cash will be available for distribution to the common shareholders.

     As discussed in Item 1 of this Form 10-K, the Company's Board of Directors may consider other alternatives to liquidating the Company, if such alternatives are deemed by the Board to be in the best interest of the Company and its shareholders. In August 2001, the Board solicited proposals for interest in acquiring control of the Company and received proposals from several investor groups that had expressed such an interest. Following a review of the proposals which were received, the Company selected one group to whom it granted an option to acquire a 51% interest in the Company. In accordance with the terms of the Option Agreement, which was entered into on February 13, 2002, the option is exercisable within 15 business days following the completion by the Company of a tender offer to its preferred shareholders. The tender offer, if accepted by all of the preferred shareholders, will result in the payment to those shareholders of substantially all of the Company's remaining net assets. If the option is exercised, the investor group intends to merge or otherwise combine certain existing and start-up businesses into the Company. The Board of Directors considered a transaction of this type in lieu of the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the preferred shareholders. As indicated above, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. If the option is exercised, the liquidation of the Company would be discontinued. However, since there is no assurance at this time that the option will be exercised, the Company continues to proceed with the Plan of Liquidation. For additional information regarding the terms of the Option Agreement, see Note 17 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

     As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting in its financial statements for periods subsequent to March 24, 1998. Under liquidation accounting rules, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Prior to March 25, 1998, the Company reported the results of its operations and its asset and liability amounts using accounting principles applicable to going concern entities. If the option discussed above is exercised, and the Company resumes business operations, it would again adopt accounting principles applicable to going concern entities.

     As discussed below, during 1999, the Company's net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero. Consequently, all subsequent decreases in the Company's net assets have reduced the estimated liquidation value of the preferred stock. During the year ended December 31, 2001, the estimated liquidation value of the preferred stock decreased by $748,000 due to an excess of benefits and expenses over revenues of $521,000 and preferred shareholder dividends of $386,000. During 2000, the estimated liquidation value of the preferred stock declined by $938,000 primarily as a result of a $432,000 increase in the amount necessary to fully fund the Company's pension plan and $391,000 in preferred shareholder dividends. In 1999, the Company's net assets in liquidation decreased from $383,000 to zero and the estimated liquidation value of the preferred stock also declined by $303,000. The $686,000 in reductions reported in 1999 were principally due to a $252,000 excess of benefits and expenses over revenues for the year, a $388,000 increase in the liability for the Company's under funded pension plan and $406,000 in preferred dividends. These reductions were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts and other miscellaneous increases in net assets.


                      CHANGES IN NET ASSETS IN LIQUIDATION

     Since the sale of the credit insurance business and the adoption of the Plan of Liquidation, the Company's revenues, benefits and expenses have consisted principally of (i) fee revenues from the sale of the Company's customer accounts (see discussion below regarding the discontinuation of these fee revenues), (ii) investment income on the remaining invested assets and (iii) corporate expenses, primarily salaries, professional fees and, pension expense and home office rent and related costs. A discussion of the material factors which affected the Company's changes in net assets in liquidation for the years ended December 31, 2001, 2000 and 1999 is presented below.

YEAR  ENDED  DECEMBER  31,  2001

     As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company's preferred stock. During 2001, the estimated liquidation value of the preferred stock decreased by $748,000. As a result, at December 31, 2001, the 452,614 shares of preferred stock outstanding have an estimated liquidation value of $2,538,000.

      The $748,000 reduction in the estimated liquidation value of the preferred stock for the year ended December 31, 2001 is attributable to an excess of benefits and expenses over revenues of $521,000 and preferred shareholder dividends of $386,000. The Company's total expenses in 2001 were significantly impacted by $216,000 in litigation settlement costs. The Company also incurred approximately $89,000 in legal fees in connection with the above settlements and other corporate matters, including legal fees relating to the Option Agreement. In addition, revenues for the period were adversely affected by the fact that the Company is no longer receiving any fee revenues from the sale of its credit insurance customer accounts as the result of the settlement of a dispute with the purchaser, as discussed more fully below. Fee revenues of approximately $200,000 and $373,000 were reported in 2000 and 1999, respectively. The Company's investment income also decreased from $301,000 last year to $150,000 in 2001 because of a continuing decline in investable assets (due to negative cash flows) and a significant drop in short-term interest rates. A $108,000 increase in the estimated net realizable value of the insurance licenses of the Company's subsidiary, based on the expected selling price of those licenses, partially offset the decreases discussed above.

YEAR  ENDED  DECEMBER  31,  2000

     During 2000, the estimated liquidation value of the preferred stock decreased by $938,000. The 456,061 shares of preferred stock outstanding at December 31, 2000 had an estimated liquidation value of $3,320,000, or $7.28 per share on that date.

     The decrease in the liquidation value of the preferred stock in 2000 was primarily the result of a $432,000 increase in the Company's liability for its under funded pension plan and $391,000 in dividends to the preferred shareholders. An excess of expenses over revenues (excluding pension expense) also contributed to the decline in the liquidation value. Effective in March 2000, the Company terminated the pension plan as part of the Plan of Liquidation. Following the receipt of all regulatory approvals and each participant's election as to his or her form of benefit payment (lump sum or annuity), the plan's final liability was determined using a government-mandated interest rate to compute the lump sum benefits. Because the prescribed interest rate had declined from the rate used by the Company to estimate its December 31, 1999 liability to the plan, the total liability to participants, and the Company's corresponding liability to the plan, increased compared to the estimate at the end of 1999. Consequently, the Company had to contribute
$966,000 to the plan, or $432,000 more than the $534,000 which had been established at December 31, 1999 as the unfunded liability.

     For the year ended December 31, 2000, the Company reported an excess of benefits and expenses over revenues of $1,823,000, which includes pension expense of $1,554,000 (an offsetting increase in net assets of $1,122,000 is stated separately on the Statements of Changes in Net Assets in Liquidation, resulting in the net reduction of $432,000 referred to above). Excluding pension expense, the excess expenses in 2000 totaled $269,000. These excess expenses are largely attributable to a $173,000 decrease in fee revenues received from the sale of the credit insurance accounts and to increased legal fees, as discussed more fully below.

     The agreement with the purchaser of the Company's credit insurance operations provided that the proceeds from the sale of the customer accounts were to be received as fee revenues until September 2002, based on the amount of credit insurance premiums produced by those accounts. However, as discussed in
Note 12 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K, a dispute arose during 1999 between the Company and the purchaser regarding the payment of investment income on the assets which were transferred to the purchaser in connection with the sale of the in force credit insurance business. Because of the dispute, the purchaser began withholding the fee revenues from the Company to offset the investment income it believed it was due. In late 2000, the parties settled this dispute, and, pursuant to this settlement, the purchaser paid the Company $250,000 in settlement of all prior amounts withheld and in lieu of any future fee revenue payments. Since the settlement amount was $116,000 less than the amount of fee revenues due from the purchaser, the Company included a $116,000 charge off in its 2000 expenses. The Company also incurred approximately $169,000 in legal fees during 2000, principally in connection with the above-referenced dispute and other litigation matters.

YEAR  ENDED  DECEMBER  31,  1999

     During 1999, the Company's net assets in liquidation declined by $383,000 and the estimated liquidation value of the preferred stock also declined by $303,000. These decreases were principally the result of an excess of benefits and expenses over revenues of $252,000, a $388,000 increase in the liability for the Company's under funded pension plan and $406,000 in preferred stock dividends. These reductions were partially offset by a $210,000 adjustment of certain liabilities to their estimated settlement amounts. The 1999 excess of benefits and expenses over revenues was principally due to (i) higher than expected audit, actuarial and legal fees and salary expenses (in part due to the Company's inability to sell its life insurance subsidiary), (ii) delays in selling the Company's home office building, which resulted in higher than anticipated rent and maintenance costs for the year and (iii) a loss from a terminated joint venture which was expected to generate income.

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

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS DURING LIQUIDATION PERIOD

     If the option discussed above is not exercised by the investor group, the Board of Directors intends to continue with the liquidation of the Company. The option to acquire control of the Company is not exercisable by the investor group until after the Company completes a tender offer to its preferred shareholders. The Company believes that most of the preferred shareholders will elect to surrender their shares in the tender offer. Therefore, if the investor group does not exercise its option, the Company would use the assets remaining in the Company (comprised of cash which had been allocated to the preferred shares not tendered plus a cash reserve) to cover its operating expenses during the remainder of the liquidation period, to pay any remaining liabilities and to make a final distribution to the preferred shareholders who did not previously tender their shares.

     The time frame for completing the liquidation is dependent upon a number of factors, the most significant of which is the timing of the proposed sale of the Company's life insurance subsidiary, since substantially all of the Company's assets are held by the subsidiary and are restricted as to their use by state insurance regulations. In January, the Company entered into an agreement to sell the subsidiary and its 25 state insurance licenses. In February 2002, the purchasers filed a Form A with the Delaware Insurance Department seeking the Department's approval of the change in control.

     The Company is also a defendant in several small lawsuits which must be settled or resolved in court prior to the final distribution to shareholders. While management believes the plaintiffs' claims in these cases are without merit, the ultimate outcome of these matters cannot be determined at this time. Furthermore, the Company may be entitled to all or a portion of the assets in a contingency fund established by the Company and the purchaser of its credit insurance business based on the claims experience of the in force credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, it does not appear likely that the Company will receive any portion of the contingency fund.

     As a result of the foregoing, a final distribution under the Plan of Liquidation cannot be made to the preferred shareholders until (i) the life subsidiary is sold, (ii) the Company has resolved its remaining litigation matters and (iii) a determination is made regarding the amount of any contingency fund distribution which might be payable to the Company.

     Based on current estimates, management believes that the Company's future expenses and other changes in net assets, including preferred stock dividends, will exceed its revenues during the remainder of the liquidation period by approximately $400,000 to $475,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to the uncertainties regarding (i) when the remaining non liquid assets, particularly the stock of the life insurance subsidiary, will be liquidated, (ii) when the tender offer to the preferred shareholders occurs, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.


                               FINANCIAL CONDITION

     A discussion of the important elements affecting the Company's net assets in liquidation and its total invested assets at December 31, 2001 and 2000 is presented below.

CAPITAL  RESOURCES

     Since adopting the Plan of Liquidation, the Company has made no commitments for capital expenditures and, if the company proceeds with the liquidation process, it does not intend to make any such commitments in the future.
However, if the Company is acquired pursuant to the Option Agreement discussed above, the Company's plans regarding capital expenditures and related commitments could change.

     During the year ended December 31, 2001, the Company's cash and invested assets decreased from $3,479,000 to $2,745,000, primarily because of a $521,000 excess of expenses over revenues (most of which were cash items) and the payment of $386,000 in preferred shareholder dividends. The Company also benefited from the collection of a $284,000 receivable during 2001. For the year ended December 31, 2000, the Company's cash and invested assets declined by $389,000 to $3,479,000 at the end of the year. That reduction was primarily attributable to the $966,000 payment to the Company's pension plan, in order to fully fund the plan, the payment of $391,000 in preferred stock dividends and an excess of expenses paid over revenues collected. These decreases were partially offset by a $1,150,000 increase in invested assets resulting from the sale of the Company's 50% interest in its home office building. The sale of the home office building also resulted in the payoff of a $1,176,000 mortgage granted to the co-owner of the building. The mortgage proceeds along with the proceeds from the building sale were invested in short-term securities.

     Invested assets at both December 31, 2001 and 2000 consisted of (i) U.S. Treasury Notes, owned by the Company's insurance subsidiary, which are on deposit with four state insurance departments in connection with licensing requirements, (ii) one mortgage loan, secured by commercial real estate, which is scheduled to be paid in full by June 2002 and (iii) short-term investments, principally money market funds and certificates of deposit (one certificate of deposit with a balance of $50,000 is also on deposit with a state insurance department). If the Company completes the sale of the subsidiary, as discussed above, at closing, the subsidiary will transfer to the Company all of its assets (except for the statutory deposits) and most of its liabilities, and the purchaser will pay the Company an amount equal to the fair value of the statutory deposits plus $10,000 for each of the subsidiary's 25 state insurance licenses.

LIQUIDITY

     Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on those subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company's decision to sell its remaining operations, liquidate all of its net assets and distribute cash to its shareholders, the Company's principal sources of cash funds are investment income and proceeds from the sales of non liquid assets. If the Company continues with the Plan of Liquidation, these funds must be used to settle all remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders. Alternatively, if the Company is acquired in connection with the Option Agreement discussed above, substantially all of the Company's remaining liquid assets will be available to complete the tender offer to the preferred shareholders. The adequacy of the Company's liquidity position during the remainder of the liquidation period will be principally dependent on its ability to sell its remaining non liquid assets and the timing of such sales, as well as on the level of expenses the Company must incur during the liquidation period. The Company's liquidity has been particularly affected by the fact that virtually all of its assets are held by its insurance subsidiary, since dividends and other distributions to the Company from that subsidiary must be approved by the Delaware Insurance Department. As discussed previously, the planned sale of the subsidiary will eliminate significant liquidity restrictions for the Company.

SINKING  FUND  FOR  REDEEMABLE  PREFERRED  STOCK

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000 and 3,447 shares in 2001 further reduced the 1999 sinking fund deficiency to $126,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Consequently, at December 31, 2001, the total sinking fund deficiency was $1,226,140.

INFLATION

     If the Company proceeds with the Plan of Liquidation, it intends to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its shareholders and ultimately dissolve within the next year. Under those circumstances, the effects of inflation on the Company are not material. If the Company is acquired pursuant to the Option Agreement, the effects of inflation on the Company may change.

ITEM 7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE
             ABOUT  MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at December 31, 2001, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

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

     The consolidated financial statements for the years ended December 31, 2001 and 2000 have been audited by Stambaugh Ness, PC, independent auditors. Such audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review and evaluation of our internal accounting control structure, tests of the accounting records and other auditing procedures which the auditors considered necessary to express their informed professional opinion on the consolidated financial statements.

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




     James C. Robertson                         R.  Fredric  Zullinger
     Chairman, Chief Executive Officer          Senior Vice President and
     and President                              Chief  Financial  Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board  of  Directors
Consumers  Financial  Corporation

     We have audited the accompanying consolidated statements of net assets in liquidation of Consumers Financial Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     As described in Note 4 to the financial statements, the shareholders of Consumers Financial Corporation approved a plan of liquidation on March 24, 1998, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to March 24, 1998 from the going-concern basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2001 and 2000 are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Consumers Financial Corporation and subsidiaries as of December 31, 2001 and 2000 and the consolidated changes in their net assets in liquidation for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.

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



                                                     STAMBAUGH NESS, PC
York, Pennsylvania
March 7, 2002

-------------------------------------------------------------------------------------------------------

                           CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                      DECEMBER 31, 2001 AND 2000

-------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                                           2001    2000
-------------------------------------------------------------------------------------------------------

Assets:
  Investments:
    Fixed maturities                                                                   $  930  $   951
    Mortgage loans on real estate                                                          13       50
    Short-term investments                                                              1,795    2,471
-------------------------------------------------------------------------------------------------------

      Total investments                                                                 2,738    3,472

  Cash                                                                                      7        7
  Accrued investment income                                                                 9       27
  Reinsurance recoverable                                                                        7,866
  Other receivables                                                                        14      307
  Prepaid reinsurance premiums                                                                  13,466
  Deferred policy acquisition costs                                                                 40
  Other assets                                                                            253      120
-------------------------------------------------------------------------------------------------------

      Total assets                                                                      3,021   25,305
-------------------------------------------------------------------------------------------------------

Liabilities:
  Future policy benefits                                                                         6,536
  Unearned premiums                                                                             13,466
  Other policy claims and benefits payable                                                       1,369
  Other liabilities                                                                       483      614
-------------------------------------------------------------------------------------------------------
                                                                                          483   21,985
Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
  issued and outstanding 2001, 452,614 shares; 2000, 456,061 shares; net of
  $1,989 reduction in 2001 and $1,241 in 2000 to reflect estimated liquidation value    2,538    3,320
-------------------------------------------------------------------------------------------------------

      Total liabilities and redeemable preferred stock                                  3,021   25,305
-------------------------------------------------------------------------------------------------------

Net assets in liquidation                                                              $    0  $     0
======================================================================================================


See notes to consolidated financial statements.

----------------------------------------------------------------------------------------------

                       CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                         YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

----------------------------------------------------------------------------------------------
(in thousands)                                                       2001      2000     1999
----------------------------------------------------------------------------------------------

Revenues:
  Earned premiums                                                                      $  319
  Net investment income                                             $  150   $   301      210
  Net fees from sale of customer accounts                                        200      373
  Joint venture income (loss)                                           (3)       35      (20)
  Gain on recapture of assumed business by direct writer                                   65
  Miscellaneous                                                        121       142      126
----------------------------------------------------------------------------------------------
                                                                       268       678    1,073
----------------------------------------------------------------------------------------------

Benefits and expenses:
  Policyholder benefits                                                                   396
  Rent and related costs                                                23        57      138
  Salaries and employee benefits                                       196       214      285
  Litigation settlement costs                                          216
  Pension expense                                                              1,554       82
  Write-down of fee income receivable                                            116
  Professional fees                                                    147       254      197
  Taxes, licenses and fees                                              32        61       30
  Miscellaneous                                                        175       245      197
----------------------------------------------------------------------------------------------
                                                                       789     2,501    1,325
----------------------------------------------------------------------------------------------

Excess of benefits and expenses over revenues                         (521)   (1,823)    (252)
Decrease (increase) in liability for under funded pension plan                 1,122     (388)
Adjustment of assets to estimated realizable value                     108                 88
Adjustment of liabilities to estimated settlement amounts                         62      210
Increase (decrease) in unrealized appreciation of debt securities       28        44      (43)
Preferred stock dividends                                             (386)     (391)    (406)
Adjustment of preferred stock to estimated liquidation value           748       938      303
Retirement of treasury shares-preferred                                 23        48      105
----------------------------------------------------------------------------------------------

Decrease in net assets for the period                                    0         0     (383)

Net assets at beginning of period                                        0         0      383
----------------------------------------------------------------------------------------------

Net assets at end of period                                         $    0   $     0   $    0
==============================================================================================


See notes to consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   YEARS ENDED DECEMBER 31, 2001, 2000 AND1999


1.   COMPANY  OVERVIEW

     The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and its liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since the sale of its credit insurance business, the Company's revenues, benefits and expenses have consisted principally of (i) fee revenues received from Life of the South Corporation, the Georgia-based company which acquired the Company's credit insurance business and its credit insurance accounts (LOTS), (ii) investment income on remaining assets and (iii) corporate expenses. However, see Note 12 for information concerning the discontinuation of the fee revenues.

     On March 24, 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company is liquidating its remaining assets and paying or providing for all of its liabilities. If the Company proceeds with the Plan of Liquidation, all of its remaining cash will eventually be distributed to the preferred shareholders (see Note 4). As discussed more fully in Note 17, in February 2002, the Company entered into an option agreement with an investor group pursuant to which the investor group may obtain a controlling interest in the Company's common stock. If the option is exercised, the liquidation of the Company would be discontinued. Since there is no assurance at this time that the option will be exercised, the Company continues to proceed with the Plan of Liquidation.


2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Principles  of  consolidation
-----------------------------

     The consolidated financial statements include the accounts of Consumers Financial Corporation and its wholly-owned subsidiaries (the Company), the most significant of which is Consumers Life Insurance Company (Consumers Life). Since December 2000, Consumers Life has been Consumers Financial Corporation's only subsidiary. Consumers Financial Corporation itself is also sometimes referred to herein as the Company. All material intercompany accounts and transactions have been eliminated.

Liquidation  basis  of  accounting
----------------------------------

     The financial statements have been prepared on the basis of generally accepted accounting principles (GAAP) which, as to Consumers Life, vary from reporting practices prescribed or permitted by regulatory authorities. As a result of the approval of the Plan of Liquidation and Dissolution referred to above and discussed in Note 4, the Company adopted a liquidation basis of accounting for periods subsequent to March 24, 1998. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts. Amounts determined in accordance with the liquidation basis of accounting do not differ significantly from the accounting policies discussed below. Certain prior year amounts have been reclassified to conform with classifications used for 2001.

Investments
-----------

     Fixed maturities includes bonds, notes and certificates of deposit maturing after one year. Management determines the appropriate classification of bonds and notes at the time of purchase and reevaluates such designation as of each financial statement date. All bonds and notes are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized appreciation and depreciation, net of income taxes, if applicable, reported as a separate component of the changes in net assets in liquidation. All certificates of deposits maturing after one year are deemed to be held to maturity. Mortgage loans on real estate are carried at the unpaid principal balance. Short-term investments are carried at cost.

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

Fair  values  of  financial  instruments
----------------------------------------

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

     Mortgage loans: The fair values for mortgage loans are estimated using discounted cash flow analyses, based on interest rates which would currently be offered for similar loans to borrowers with similar credit ratings.

Deferred  policy  acquisition  costs
------------------------------------

     Prior to the discontinuation of its insurance operations, the Company deferred the costs of acquiring new insurance business. The costs deferred consisted principally of commissions, certain sales salaries and other expenses that varied with and were primarily related to the production of new business. Deferred policy acquisition costs were expensed when such costs were deemed not to be recoverable from future earned premiums and investment income or, when applicable, from the estimated proceeds to be received from the sale of the related insurance business. At December 31, 2001, the Company had no deferred policy acquisition costs. At December 31, 2000, the Company's only unamortized policy acquisition costs related to commissions paid in connection with certain annuity business assumed during 2000 (see Note 10).

Future  policy  benefits
------------------------

     Prior to the conversion of the Company's remaining indemnity reinsurance agreements to assumption reinsurance, the liability for future policy benefits for individual life insurance was provided on a net level premium method based on estimated investment yields, withdrawals, mortality and other assumptions which were appropriate at the time the policies were issued. Such estimates were based upon industry data and past experience, as adjusted to provide for possible adverse deviation from the estimates. Benefit reserves for universal life products represented policy account balances before applicable surrender charges plus certain deferred policy initiation fees that were recognized in income over the term of the policies. At December 31, 2001, the Company had no liability for future policy benefits.

Unearned  premiums
------------------

     Prior to the conversion of the Company's remaining indemnity reinsurance agreements to assumption reinsurance, unearned premiums for credit life and disability insurance contracts were computed based upon the original and remaining term of the related policies as follows: decreasing term credit life on the Rule of 78's method, level term credit life using the Pro Rata method and credit disability using a 65% - 35% weighted average of the Rule of 78's and Pro Rata methods. At December 31, 2001, the Company had no liability for unearned premiums.

Income  taxes
-------------

     The Company and its subsidiary provide income taxes, for financial reporting purposes, on the basis of the liability method.



Use  of  estimates
------------------

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


3.   BASIS  OF  FINANCIAL  STATEMENTS

     The more significant accounting principles applied in the preparation of the financial statements that differ from life insurance statutory accounting practices prescribed or permitted by regulatory authorities (which are primarily designed to demonstrate solvency) are as follows:

     (a) Bonds eligible for amortization are reported at amortized value, whereas in the accompanying financial statements, only bonds which are classified as held-to-maturity securities are stated at amortized cost, and available-for-sale securities are carried at fair value. Other securities are carried at values prescribed by the National Association of Insurance Commissioners' Accounting Practices and Procedures manual.

     (b) The statutory liabilities for the interest maintenance reserve and asset valuation reserve, designed to lessen the impact on surplus of market fluctuations of securities and mortgage loans, have not been provided in the financial statements.

     (c) Certain assets are reported as assets in the statements of net assets in liquidation rather than being charged directly to surplus and excluded from the statutory balance sheets.

     (d) Commission allowances pertaining to financing-type reinsurance agreements are not included in results of operations or changes in net assets in liquidation

     Dividends and other distributions to the Company from Consumers Life are limited in that Consumers Life is required to maintain minimum capital and surplus in each of the states in which it is licensed, determined in accordance with regulatory accounting practices. The amount of minimum capital and surplus required is $8.6 million. At December 31, 2001, Consumers Life does not meet the minimum capital and surplus requirements in eight of the states in which it is licensed, and it has agreed to a temporary suspension of its insurance license in one of those states. No actions have been taken with respect to this matter by the insurance departments of the other states. Since the Company does not intend to write any new insurance business through Consumers Life and has signed an agreement to sell the subsidiary (see Note 17), a temporary suspension of any of Consumers Life's licenses will have no material adverse effect on the Company. However, if any of the licenses are revoked rather than suspended, the total consideration the Company will receive when Consumers Life is sold will be reduced.

     Under Delaware insurance laws, distributions are subject to further restrictions relating to capital and surplus and operating earnings. Accordingly, under normal circumstances, at December 31, 2001, approximately $2.47 million of Consumers Life's net assets cannot be transferred to the parent company and $221,000 is available for transfer during 2002. However, because of its prior operating losses and its current capital and surplus position, the Company is not permitted to pay any dividends without prior approval from the Delaware Insurance Department. Also, any loans or advances to the Company must be reported to and approved by the Delaware Department. The Company does not have sufficient cash funds available to pay dividends to its shareholders without the amounts which may be transferred from Consumers Life. During 2001 and 2000, the Delaware Insurance Department approved the payment by Consumers Life of cash dividends totaling $212,500 and $160,000, respectively. No dividends were approved or paid in 1999.

     The reported statutory capital and surplus of Consumers Life was $2.2 million at December 31, 2001 and $3.0 million at December 31, 2000. Consumers Life reported statutory net losses of $418,000 in 2001 and $316,000 in 2000.

     Insurance laws require Consumers Life to deposit certain amounts with various state insurance departments in order to maintain its licenses. The approximate carrying amount of such deposits at December 31, 2001 and 2000 was $1.4 million.



4.   PLAN  OF  LIQUIDATION  AND  RELATED  MATTERS

     At the Special Meeting of Shareholders held on March 24, 1998, the Company's shareholders approved the sale of the in force credit insurance business as well as the Plan of Liquidation referred to in Note 1, pursuant to which the Company has been liquidating its remaining assets and providing for its liabilities. If the Company proceeds with the Plan of Liquidation, it will eventually distribute its remaining cash to its preferred shareholders. The Company does not expect to be able to make any payment to its common shareholders under the Plan of Liquidation.

     In August 2001, the Company's Board of Directors solicited proposals for interest in acquiring control of the Company and received proposals from several investor groups that had expressed such an interest. Following a review of the proposals which were received, the Company selected one investor group with whom it entered into an option agreement in February 2002. The option agreement permits the investor group to acquire a 51% interest in the Company's common stock. The terms of the option agreement are described in Note 17. The Board of Directors considered a transaction of this type in lieu of the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the Company's preferred shareholders. As indicated above, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. If the investor group does not exercise its option to acquire the Company, the Board of Directors intends to continue with the Plan of Liquidation.


5.   INVESTMENTS  AND  INVESTMENT  INCOME

     Investments, which are valued for financial statement purposes as described in Note 1, consist of the following at December 31, 2001:

-----------------------------------------------------------------------------------------
                                                                    Quoted or
                                                       Amortized    estimated   Carrying
(in thousands)                                            cost     fair value    amount
-----------------------------------------------------------------------------------------
Fixed maturities - bonds issued by United States
  government and government agencies and authorities   $      875  $       930  $     930
Mortgage loans on real estate                                  13           13         13
Short-term investments                                      1,795        1,795      1,795
-----------------------------------------------------------------------------------------
     Total investments                                 $    2,683  $     2,738  $   2,738
=========================================================================================

     A portion of the Company's invested assets is restricted as to use in that deposits are required with various state insurance departments in order to maintain licenses in those states (see Note 3).

     At December 31, 2001 and 2000, the Company held only one mortgage loan, a first mortgage lien secured by income-producing real estate located in central Pennsylvania. This loan, which had a principal balance of $13,278 and $50,212 at the end of 2001 and 2000, respectively, exceeded 10% of the Company's net assets in liquidation at December 31, 2001 and 2000.

     During 2000 and 1999, the Company held one non-performing mortgage loan where the mortgagor had filed a voluntary petition under Chapter 11 of the Bankruptcy Code in late 1997. Interest in the amount of $39,965 was excluded from investment income in 1999 due to the non-performing status of this loan. As a result of an agreement reached with the bankruptcy trustee, from November 1999 to May 2000, the Company received approximately $32,000 in lease payments from a tenant at the mortgaged property. Such payments were applied first to legal costs incurred by the Company and then to accrued late fees and unpaid interest. The trustee sold this property in June 2000, at which time the principal balance on this loan was paid in full along with $47,000 in unpaid interest.

     Net  investment  income  is  applicable  to  the  following  investments:

--------------------------------------------------
                            Years ended December 31,
(in thousands)                2001   2000    1999
--------------------------------------------------
Interest:
    Fixed maturities          $  52  $  55  $  60
    Mortgage loans                3    119    109
    Short-term investments       95    127     80
--------------------------------------------------
                                150    301    249

Investment expenses                           (39)
--------------------------------------------------
Total                         $ 150  $ 301  $ 210
==================================================

     The amortized cost and estimated fair values of investments in debt securities at December 31, 2001 and 2000 are as follows:

-------------------------------------------------------------------------------------
2001                                                Gross        Gross     Estimated
AVAILABLE FOR SALE                   Amortized   unrealized   unrealized      fair
(In thousands)                          cost        gains       losses       value
-------------------------------------------------------------------------------------
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies          $      875  $        55  $         0  $      930
-------------------------------------------------------------------------------------
Totals                               $      875  $        55  $         0  $      930
=====================================================================================


-------------------------------------------------------------------------------------
2001                                                Gross        Gross     Estimated
AVAILABLE FOR SALE                   Amortized   unrealized   unrealized      fair
(In thousands)                          cost        gains       losses       value
-------------------------------------------------------------------------------------

U.S. Treasury securities and
    obligations of U.S. government
    corporations and agencies        $      873  $        28  $         0  $      901
-------------------------------------------------------------------------------------
Totals                               $      873  $        28  $         0  $      901
=====================================================================================

     All debt securities held by the Company at December 31, 2001 have contractual maturities between 2003 and 2005. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     The Company did not sell any investments in debt securities during 2001 or 2000. Proceeds from the sales of investments in debt securities during 1999 were $850,000. There were no gains or losses on those sales.


6.   OTHER  RECEIVABLES

---------------------------------------------------------
                                             December 31,
(in thousands)                              2001    2000
---------------------------------------------------------

Joint venture experience refund                    $ 287
Other                                       $  14    126
---------------------------------------------------------
                                               14    413
Less allowance for uncollectible accounts           (106)
---------------------------------------------------------
Balance                                     $  14  $ 307
=========================================================

7.   DEFERRED  POLICY  ACQUISITION  COSTS

-----------------------------------------------------------
                                       Individual
(in thousands)               Credit       Life       Total
-----------------------------------------------------------

Balance, January 1, 1999     $     0  $        50   $   50
Amortization                                  (50)     (50)
-----------------------------------------------------------
Balance, December 31, 1999         0            0        0
Costs deferred                                 50       50
Amortization                                  (10)     (10)
-----------------------------------------------------------
Balance, December 31, 2000         0           40       40
Amortization                                  (40)     (40)
-----------------------------------------------------------
Balance, December 31, 2001   $     0  $         0   $    0
===========================================================

8.   PROPERTY  AND  EQUIPMENT

------------------------------------------------------------
                                               December 31,
(in thousands)                                 2001    2000
------------------------------------------------------------
Property and equipment:
  Data processing equipment and software      $  26   $  26
  Furniture and equipment                        31      31
------------------------------------------------------------
                                                 57      57
Less accumulated depreciation                   (57)    (57)
------------------------------------------------------------

Balance                                       $   0   $   0
============================================================

     In August 2000, the Company sold its home office building at a price which exceeded the carrying value of the property by approximately $9,000.


9.   POLICY  LIABILITIES

     At December 31, 2001, the Company had no future policy benefits liability or unearned premiums liability as a result of the conversion of its remaining indemnity reinsurance agreements to assumption reinsurance during 2001 and the termination of three small retained policies during the year. Future policy benefits and unearned premiums at December 31, 2000 do not include any deduction for reinsurance ceded under indemnity reinsurance agreements (see Note 10). All but $39,000 of the Company's future policy benefits liability at December 31, 2000 was reinsured to other insurers pursuant to indemnity agreements. Similarly, all of the Company's unearned premiums liability at December 31, 2000 was reinsured to other insurers under indemnity-type agreements.

     At December 31, 2000, future policy benefits and unearned premiums related to reinsurance ceded are classified as Reinsurance Recoverable and Prepaid Reinsurance Premiums, respectively, as follows:

(in thousands)
--------------------------------------------------------------------  -------

Future Policy Benefits and Other Policy Claims and Benefits Payable   $ 7,905
Reinsurance Recoverable                                                 7,866
--------------------------------------------------------------------  -------
   Net liability                                                      $    39
====================================================================  =======

Unearned Premiums                                                     $13,466
Prepaid Reinsurance Premiums                                           13,466
--------------------------------------------------------------------  -------
   Net liability                                                      $     0
====================================================================  =======

     Life insurance in force net of reinsurance ceded was $58,000 at December 31, 2000.


10.  REINSURANCE

     The sale of the credit insurance business of Consumers Life was completed pursuant to an indemnity reinsurance agreement with American Republic. The reinsurance transactions through which Consumers Life and its former subsidiaries sold their individual life insurance business included the use of both indemnity and assumption agreements. Consumers Life remained contingently liable for insurance risks ceded under indemnity agreements, while such risks were legally transferred to the reinsurer when assumption agreements were utilized.

     Effective December 31, 2000, Consumers Life converted one of its four remaining indemnity reinsurance agreements to assumption reinsurance, thereby eliminating the contingent risk on that block of reinsured business. As of January 1, 2001, a similar conversion to assumption reinsurance was completed on another indemnity agreement. Effective October 1, 2001, Consumers Life converted its remaining two indemnity agreements to assumption reinsurance. As a result of these transactions, Consumers Life no longer has any direct policyholder obligations.

     During 1999, Consumers Life was a party to a financing-type reinsurance agreement in which it assumed approximately $2 million in individual life insurance premiums and an equal amount of policy liabilities. This agreement terminated in January 2000. During 2000, the Company entered into a similar agreement with another insurer in which it assumed approximately $2.5 million of annuity premiums and policy liabilities. The effects of these financing-type agreements have been removed from the financial statements except for the cost of the financing, which amounted to $40,000 in 2001, $10,000 in 2000 and $25,000 in 1999. These costs are presented with Miscellaneous expenses on the Consolidated Statements of Changes in Net Assets in Liquidation.

     In 2001, refunds (negative premiums) ceded to other companies under indemnity reinsurance agreements totaled approximately $737,000. Refunds ceded in 2000 were approximately $1.8 million, while premiums ceded in 1999 were approximately $11.9 million. The negative premiums in 2001 and 2000 are the result of the termination in late 1999 of the fronting arrangement whereby, following the sale of the credit insurance operations to LOTS in early 1998, credit insurance business continued to be written on Consumers Life's certificate forms in 1998 and most of 1999 and ceded 100% to American Republic. Once all new business ceased, the refund of unearned premiums was the only premium activity which remained.

     Incurred benefits and losses reinsured under indemnity reinsurance agreements were $3.8 million in 2001 compared to $9.0 million in 2000 and $12.6 million in 1999. These amounts have been deducted in arriving at Policyholder Benefits in the Consolidated Statements of Changes in Net Assets in Liquidation. However, Future Policy Benefits and Unearned Premiums at December 31, 2000 do not include any deduction for reinsurance ceded under the indemnity reinsurance agreements. Instead, the amounts related to such reinsurance are classified as Reinsurance Recoverable and Prepaid Reinsurance Premiums (see Note 9). These asset and liability amounts have both been eliminated from the Consolidated Statements of Net Assets in Liquidation at December 31, 2001 as a result of the conversion of the indemnity reinsurance agreements to assumption reinsurance during 2001.

11.  PENSION  AND  OTHER  RETIREMENT  PLANS

     Prior to October 1, 1999, the Company had a defined benefit pension plan and two defined contribution plans in effect. As of March 22, 2000, the pension plan was terminated, and, following approval from the Pension Benefit Guaranty Corporation and receipt of a favorable determination letter from the Internal Revenue Service, all benefits due under the plan were distributed to the plan participants in November and December 2000. Benefits under this plan had been frozen as of July 31, 1996. The Company contributed approximately $966,000 to the plan during 2000 so that the plan could pay the required benefits to the participants.

     Effective October 1, 1999, the Company also terminated its employee stock ownership plan. In October 2000, after receiving a favorable determination letter from the Internal Revenue Service, the plan assets, consisting principally of common stock of the Company, were distributed to the participants.

     The Company's remaining defined contribution plan covers all current employees and provides for annual contributions in amounts determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee. Company contributions were $4,400 in 2001, $10,500 in 2000 and $11,100 in 1999.

     A reconciliation of beginning and ending balances of the pension plan's projected benefit obligation for the year ended December 31, 2000 is presented below.

----------------------------------------------------------
(in thousands)
----------------------------------------------------------

Projected benefit obligation, beginning of year   $ 3,499
Increase due to changes in assumptions                247
Benefits to participants                           (3,965)
Interest cost                                         219
----------------------------------------------------------

Benefit obligation, end of year                   $     0
==========================================================

     A reconciliation of beginning and ending balances of the pension plan's assets for the year ended December 31, 2000 is as follows.

------------------------------------------------------------------------
(in thousands)
------------------------------------------------------------------------

Fair value of plan assets, beginning of year                    $ 2,965
Employer contributions                                              966
Investment income                                                   176
Benefits to participants                                         (3,965)
Market value adjustment related to liquidation of plan assets      (131)
Administrative expenses                                             (11)
------------------------------------------------------------------------
Fair value of plan assets, end of year                          $     0
========================================================================

     Net periodic pension cost for the years ended December 31, 2000 and 1999 is computed below:

-------------------------------------------------------------------------
(in thousands)                                             2000     1999
-------------------------------------------------------------------------

Net periodic pension cost consists of
  the following components:
    Interest cost on projected benefit obligation         $  219   $ 216
    Expected return on plan assets                          (189)   (150)
    Amortization of prior year losses                      1,594      38
    Other amortization and deferral                          (70)      3
-------------------------------------------------------------------------
    Net periodic pension cost                             $1,554   $ 107
=========================================================================


     Rates used in determining pension expense for the years ended December 31, 2000 and 1999 were as follows:

------------------------------------------------------
                                          2000   1999
------------------------------------------------------

Discount rate (pre-retirement period)     6.35%  6.35%
Discount rate (post-retirement period)    6.35%  6.35%
Annual rate of return on plan assets      6.35%  6.35%
Annual rate of increase in compensation   N/A    N/A
======================================================


12.  COMMITMENTS  AND  CONTINGENCIES

     Rental expense in 2001, 2000 and 1999 was approximately $23,000, $57,000 and $138,000, respectively.

     From March 1994 until August 2000, the Company owned a 50% interest in its home office building, which it sold in August 2000. The Company leased the portion of the building it did not own at a rate of $17,000 per month until July 1999 when its lease expired. The building lease was classified as an operating lease. The Company also subleased a portion of the unused space in the building to third party tenants until April 2000. Income from these subleases totaled $14,000 in 2000 and $175,000 in 1999. The Company has no other significant lease commitments.

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

     During 1999, a dispute arose between the Company and the purchaser of its credit insurance business relating to the payment of investment income on the assets which were transferred to the purchaser. Subsequent to the closing of the transaction, the purchaser claimed that the Company owed it approximately $1,400,000 for investment earnings on the amount transferred. In October 1999, the purchaser informed the Company that it would begin withholding from the Company the fee revenue payments which were contractually due to the Company from the sale of the credit insurance accounts. At September 30, 2000, fee revenues totaling $421,000 had been withheld by the purchaser. In October 2000, the parties settled this dispute. Pursuant to the terms of the settlement agreement, the purchaser paid the Company $250,000 in settlement of all prior amounts withheld and in lieu of any future fee revenue payments. In addition, the Company agreed to permit the purchaser to withdraw $500,000 from a contingency fund established by the parties at the time of the sale. The total balance in the fund at the time of withdrawal was approximately $1,500,000. Although the Company may be entitled to receive all or a portion of the contingency fund in late 2002 (based on the claims experience of the in force block of business sold to the purchaser), the Company agreed to the partial withdrawal following its review of the claims experience to date, which showed that it is unlikely the Company will ultimately receive any portion of the fund.

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company or its subsidiaries. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not have a significant effect on the Company's net assets in liquidation or its changes in net assets in liquidation. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.


13.  REDEEMABLE  PREFERRED  STOCK

     The Redeemable Convertible Preferred Stock (the Preferred Stock) has a liquidation preference of $10.00 per share and is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $6.75 per share). The Preferred Stock is redeemable at the option of the Company at a redemption price of $10.00 per share.

     Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. At December 31, 2001, the Company was not in arrears with respect to payment of dividends on the Preferred Stock. Except in certain limited instances, the holders of the Preferred Stock have no voting rights.

     The terms of the Preferred Stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The Preferred Stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares purchased. As a result of the Company's purchases of Preferred Stock prior to 1998, no sinking fund payment was due in 1998, and the required payment for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000 and 3,447 shares in 2001 further reduced the 1999 sinking fund deficiency to $126,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid.
Consequently, at December 31, 2001, the total sinking fund deficiency was $1,226,140.

     When the Company is in arrears as to preferred dividends or sinking fund appropriations for the Preferred Stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the Preferred Stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

     At December 31, 2001 and 2000, the redemption value of the Preferred Stock exceeded the net assets available to redeem these shares by $1,989,000 and $1,241,000, respectively. Accordingly, the carrying amount for the Preferred Stock has been reduced to reflect the net assets available. At December 31, 2001 and 2000, 670,539 and 675,646 shares of common stock, respectively, were reserved for the conversion of the Preferred Stock.

     In connection with the potential acquisition of a controlling interest in the common stock of the Company, as discussed in Note 17, the Company intends to give all of the preferred shareholders an opportunity to tender their shares in exchange for a cash payment. If this tender offer is completed, those preferred shareholders who do not elect to tender their shares will remain shareholders of the Company and will continue to be entitled to the same rights and preferences as currently exist for the preferred stock.

14.  INCOME  TAXES

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

     At December 31, 2001 and 2000, the Policyholders' Surplus Account for Consumers Life was approximately $439,000. Based on its current plans, the Company does not believe it is probable that Consumers Life will incur any additional taxes with regard to its Policyholders' Surplus Account.

     There are currently no significant amounts of retained earnings in excess of statutory surplus upon which neither current nor deferred income taxes have been provided.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001 and 2000, the Company had no material deferred tax liabilities and only one material deferred tax asset relating to net operating loss carry forwards. This deferred tax asset, which totaled $2,013,000 and $1,869,000 at the end of 2001 and 2000, respectively, has been fully offset by a valuation allowance.

     The Company files a consolidated Federal income tax return with Consumers Life. At December 31, 2001, Consumers Life had available approximately $5.9 million of Federal net operating losses, which will be carried forward to future years. Of this amount, $163,000 may only be used to offset future taxable income of the life insurance company sub-group. The net operating losses will expire at various times from 2009 to 2016. However, if the planned sale of Consumers Life is completed, these loss carry forwards will no longer be available to offset any future taxable income of the Company.


15.  SEGMENT  INFORMATION

     As a result of the disposal of its auto auction business in 1996, the disposal of its remaining block of individual life insurance business in early 1997 and the disposal of its credit insurance business in 1998, the Company has no remaining business segments.

     As discussed in Note 4, following the sale of its credit insurance business, the Company began liquidating its remaining assets and paying or providing for its liabilities. If the Company proceeds with the Plan of Liquidation, the Company intends to eventually distribute all of its remaining cash to its preferred shareholders pursuant to the Plan of Liquidation. The Company's revenues, benefits and expenses now consist principally of investment income on remaining assets and corporate expenses. If the Company is acquired as a result of the proposed transaction described in Note 17, any new businesses which are merged into or otherwise combined with the Company will be reported as new business segments in the Company's financial statements.


16.  REGULATORY  MATTERS

     As discussed in Note 17, in February 2002, Black Diamond Insurance Group, Inc. filed a Form A with the Delaware Insurance Department in connection with its planned acquisition of Consumers Life. The Company expects that regulatory approval of this transaction will be received within 60 days.

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

     In August 2000, Consumers Life surrendered its certificate of authority to write insurance business in the state of Idaho because it did not meet that state's statutory deposit requirements. Since Consumers Life is no longer writing any insurance business, the surrender of the Idaho license has had no material adverse effect on the Company. However, the loss of this license will reduce the consideration the Company will receive when Consumers Life is sold (see Note 17).

     The NAIC has established certain minimum capitalization requirements based on risk-based capital (RBC) formulas. The formulas are designed to identify companies which are undercapitalized and require specific regulatory action based on requirements relating to insurance, business, asset and interest rate risks. At December 31, 2001, Consumers Life has more than sufficient capital to meet the NAIC's RBC requirements.


17.  SUBSEQUENT  EVENTS

Agreement  to  Sell  Consumers  Life
------------------------------------

     On January 31, 2002, the Company entered into a Stock Purchase Agreement to sell all of the stock of Consumers Life to Black Diamond Insurance Group, Inc., a Delaware corporation. At the closing of this transaction, the Company will receive cash equal to the fair value of the net assets of Consumers Life plus $10,000 for each of the subsidiary's 25 state insurance licenses. The sale transaction must be approved by the Delaware Insurance Department. In that regard, on February 21, 2002, the purchasers filed a Form A with the Delaware Department seeking approval of the change in control.

Option  Agreement
-----------------

     On February 13, 2002, the Company entered into an option agreement (the Option Agreement) with CFC Partners, Ltd., an unrelated investor group based in New York (CFC Partners). The execution of the Option Agreement with CFC Partners followed a review by the Board of Directors of various proposals to acquire a controlling interest in the Company. The Option Agreement permits CFC Partners to acquire a 51% interest in the Company's common stock through the issuance of 2,700,000 authorized but unissued shares. The option price of $108,000 was deposited into an escrow account in March 2002. The option is exercisable within 15 business days following the completion by the Company of a tender offer to its preferred shareholders, in which those shareholders will be given an opportunity to receive a cash payment in exchange for their shares. The tender offer, if accepted by all of the preferred shareholders, will result in the payment to those shareholders of substantially all of the Company's remaining net assets. Under Pennsylvania laws, the newly issued common shares will have no voting rights until CFC Partners obtains the required approval from the common shareholders.

     Pursuant to the terms of the Option Agreement, if another offer to acquire the Company is received prior to the exercise of the option by CFC Partners, and the Board of Directors believes that it is in the best interest of the Company's shareholders to accept such offer, the Company may terminate the Option Agreement by paying $50,000 to CFC Partners and returning the escrow deposit. The Option Agreement also provides that if CFC partners does not exercise the option, it will forfeit $25,000 of the escrow deposit. If the option is not exercised, the Board of Directors intends to continue with the Plan of Liquidation.

     If CFC Partners exercises its option to acquire control of the Company, it has indicated that it intends to merge or otherwise combine certain existing and start-up businesses into the Company. CFC Partners has further indicated that these businesses initially will include (i) a company that will provide long distance telephone services at discounted rates, (ii) a company which provides services that enable its customers to deploy and migrate to E-business portals and E-marketplaces and (iii) a company that will offer business to business online financial services.

     The sale of Consumers Life, as discussed above, is essential to completing the Company's tender offer to the preferred shareholders because virtually all of the Company's cash funds are held by Consumers Life and cannot be withdrawn under Delaware insurance laws until the subsidiary is either sold or liquidated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of Stambaugh Ness, PC serves as the Company's independent auditors and has served in that capacity since November 29, 1999. No information relating to this Item is required to be included in the Company's Form 10-K for the year ended December 31, 2001.

                                    PART III

ITEM 10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Historically,  the Board of Directors of the Company was divided into three
(3) groups, with the directors in each group serving terms of three (3) years. However, due to the Directors' efforts over the past six years to merge, sell or otherwise dispose of the Company or its assets, and the eventual approval by the shareholders of the Plan of Liquidation in 1998, there has been no election of Directors since 1995. Following the approval of the Plan of Liquidation, three of the Company's Directors, Leon A. Guida, Dr. Robert G. Little, Jr. and Rev. Sterling P. Martz, resigned. On November 17, 1999, Edward J. Kremer also resigned.

     If the Directors proceed with the Plan of Liquidation, the two remaining Directors are expected to continue to serve as Directors for a limited period of time in order to oversee the completion of the liquidation process. As discussed in Item 1 of this Form 10-K, the Company has granted an option to an investor group to acquire a 51% interest in the common stock of the Company. If the option is exercised, the Company will identify three people, who are satisfactory to the investor group, and will recommend such persons to the current Directors to fill existing vacancies on the Board. Upon election of the new Directors to the Board, Mr. Robertson and Mr. Groninger have indicated their intention to resign immediately.

     The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five(5) years, and their other major affiliations and age as of March 1, 2002.

NAME                     PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS, OFFICE (IF ANY)      DIRECTOR
(AGE)                              HELD IN THE COMPANY AND OTHER INFORMATION                 SINCE
====================================================================================================
James C. Robertson   Chairman of the Board, President and Chief
(70)                 Executive Officer of the Company                                           1967

John E. Groninger    President, John E. Groninger, Inc., Juniata Concrete, Inc., Republic
(75)                 Development Corp., and Juniata Lumber & Supply Co., Mexico,
                     PA                                                                         1968


     The following information is provided as of March 1, 2002 for each executive officer of the Company. Both of the executive officers listed also serve as executive officers of Consumers Life. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

NAME                  AGE                  OFFICE
=================================================================
James C. Robertson     70  President and Chief Executive Officer

R. Fredric Zullinger   53  Senior Vice President, Chief Financial
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

ITEM 11.     EXECUTIVE  COMPENSATION

     The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the fiscal years ended December 31, 2001, 2000 and 1999 of the Chief Executive Officer and any executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                                    SUMMARY COMPENSATION TABLE

                                                        ANNUAL
                                                     COMPENSATION
                                             ------------------------------
                                                                    OTHER          ALL
                                                                    ANNUAL        OTHER
NAME AND PRINCIPAL POSITION           YEAR     SALARY     BONUS  COMPENSATION  COMPENSATION
-------------------------------------------------------------------------------------------
James C. Robertson,                   2001     - 0 - (1)  - 0 -  $  3,300 (2)         - 0 -
   Chairman, President and            2000     - 0 - (1)  - 0 -  $  2,100 (2)         - 0 -
   Chief Executive Officer            1999     - 0 - (1)  - 0 -  $  3,975 (2)         - 0 -
===========================================================================================
R. Fredric Zullinger,                 2001  $109,450 (3)  - 0 -     - 0 -             - 0 -
   Senior Vice President, Chief
   Financial Officer and Treasurer
-------------------------------------------------------------------------------------------

     (1) Mr. Robertson's status as a salaried employee of the Company terminated effective July 19, 1996. Mr. Robertson was not compensated for any services performed in his capacity as President and CEO of the Company in either 2000, 1999 or 1998.

     (2) Represents Retainer and Board Fees earned by Mr. Robertson as Chairman of the Board of the Company.

     (3) Mr. Zullinger's salary and bonus in 2000 and 1999 did not exceed $100,000.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted by the Company to the named executive officers in 2001.


              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR TABLE

     At December 31, 2001, the Company had no stock options or stock appreciation rights outstanding. Furthermore, as a result of the adoption of the Plan of Liquidation in 1998, the Company has no current plans to grant any options or stock appreciation rights.


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

COMPENSATION  PHILOSOPHY

     Historically, the compensation policy of the Company was based upon the philosophy that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. In the past, the Company relied to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. However, with the adoption of the Plan of Liquidation, the Committee implemented a compensation policy to allow an orderly and timely reduction of the officers and employees of the Company. As a result, the Company's Chief Financial Officer, R. Fredric Zullinger, is currently the only executive officer employed by the Company. If the Company proceeds with the Plan of Liquidation, Mr. Zullinger is expected to serve in his current capacity until the sale of Consumers Life is completed. Thereafter, he is expected to provide consulting services as needed during the remainder of the liquidation period. If the investor group which has been granted an option to acquire a controlling interest in the Company exercises its option, as described in Items 1 and 10 of this Form 10-K, Mr. Zullinger is expected to serve in his current capacity until the current Directors resign. Mr. Zullinger is entitled to a severance payment equal to approximately fifteen months of salary when his full-time employment with the Company terminates.

CEO  COMPENSATION

     Mr. Robertson continues to serve as Chairman of the Board, President and CEO of the Company. However, his status as a salaried employee of the Company was terminated effective July 19, 1996. From that time and until December 31, 1996, Mr. Robertson was compensated at the rate of $150 per day for any work performed for the Company in his capacity as a non-salaried employee while serving as President and CEO. Beginning in 1997 and continuing through 2001, Mr. Robertson did not receive any compensation in his capacity as a non-salaried employee while serving as President and CEO, although he continued to receive the standard retainer and board meeting fees in his role as Chairman of the Board.

   This report is submitted by the Personnel Committee of the Company's Board of
                                   Directors.

                                            John  E.  Groninger,  Chairman

                               STOCK PRICE PERFORMANCE COMPARISON

-----------------------------------------------------------------------------------------------
                                                  Cumulative Total Return (1)
                                  -------------------------------------------------------------
                                  12/31/96  12/31/97  12/31/98  12/31/99   12/31/00   12/31/01
                                  --------  --------  --------  ---------  ---------  ---------
                                                                  (2)        (2)        (2)

Consumers Financial Corp. (CFIN)    100.00     26.42      3.25      N/A        N/A        N/A
Peer Group (3)                      100.00    131.82    104.55      N/A        N/A        N/A
NASDAQ Stock Market (U.S.)          100.00    122.47    172.72      N/A        N/A        N/A
-----------------------------------------------------------------------------------------------

     (1) Assumes $100 invested on December 31, 1996 in the Company's common stock, the Peer Group's common stock and the NASDAQ Stock Index. Total shareholder returns assume reinvestment of dividends.

     (2) As discussed in Item 5 of this Form 10-K, the Company's common stock was delisted by NASDAQ on June 1, 1998 for noncompliance with NASDAQ's market value of public float requirements. The Company's shareholders also approved a Plan of Liquidation and Dissolution in March 1998, and the Company ceased operations during that year. Therefore, any stock price comparisons after 1998 are not considered meaningful.

     (3) The peer group companies were primarily in the same segment of the insurance industry as the Company when it conducted its insurance operations. While none of the companies offered all of the products and services that the Company offered, each was considered a competitor of the Company during the periods presented. The members of the peer group are as follows: ACCEL International Corporation, CNL Financial Corporation,
     American  Bankers  Insurance  Group  and  US  Life  Corporation.

                              PENSION PLAN BENEFITS

     At December 31, 1999, the Company had a defined benefit pension plan, the Consumers Financial Corporation and Subsidiaries Employees' Retirement Plan.
Effective March 22, 2000, the pension plan was terminated, and, following approval from the Pension Benefit Guaranty Corporation and receipt of a favorable determination letter from the Internal Revenue Service, all benefits due under the plan were distributed to the plan participants in November and December 2000. Participants, including retirees already receiving benefits, could elect to receive their termination benefits either in a lump sum payment or in the form of an annuity purchased from a third party insurer. Benefits under this plan had been frozen as of July 31, 1996. The Company contributed approximately $966,000 to the plan during 2000 so that the plan could pay the required benefits to the participants.

     In connection with the termination of the pension plan, Mr. Robertson and Mr. Zullinger both elected a lump sum payment and received distributions of approximately $427,000 and $114,000, respectively, from the plan.

ITEM 12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 1, 2002, the number of shares of voting stock owned by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, the only class of voting securities outstanding.

                                                                     AMOUNT AND
                                                                      NATURE OF    PERCENT
                                                                     BENEFICIAL       OF
TITLE OF CLASS         NAME AND ADDRESS OF BENEFICIAL OWNER         OWNERSHIP (1)   CLASS
===========================================================================================

                Peter H. Kamin
Common          One Financial Center, Suite 1600, Boston, MA 02111        205,100     7.96%

Common          Stephen  J.  Burns                                        183,000     7.10%
                3922 Wrexham Court, Bensalem, PA 19020

     (1) Mr. Kamin and Mr. Burns each exercise sole voting and investment power


     The following table sets forth as of March 1, 2002, the number of shares of the Company's Common and Preferred Stock beneficially owned by (a) each director; (b) each executive officer who is not a director; and (c) all directors and executive officers as a group.

                                      AMOUNT AND
                                       NATURE OF    PERCENT
TITLE OF           NAME OF            BENEFICIAL       OF
CLASS          BENEFICIAL OWNER      OWNERSHIP (1)   CLASS
============================================================

                    (a)
Common     Groninger, John E.           57,521 (2)     2.23%
Preferred                               22,410 (3)     4.95%

Common     Robertson, James C.          99,775         3.87%
Preferred                                5,235 (4)     1.16%

                    (b)
Common     Zullinger, R. Fredric        29,522         1.15%

                    (c)
Common     Directors and Executive     186,818         7.25%
Preferred  Officers as a Group          27,645         6.11%
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

     (2)  Includes  42,542  shares  owned  by  Mr.  Groninger's  wife.

     (3)  Includes  1,000  shares  owned  by  Mr.  Groninger's  wife.

     (4) Includes 700 shares of 8 1/2% Preferred Stock owned by Mr. Robertson's wife.

ITEM 13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the year ended December 31, 2001, the Company did not enter into any transactions in which the amount involved exceeded $60,000, with any of its directors, executive officers, security holders known to the Company to own more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons.

                                     PART IV

ITEM 14.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
             ON  FORM  8-K

a)   Listing  of  Documents  filed:

     1.   Financial Statements (included in Part II of this report):

          Report of Independent Public Accountants
          Consolidated Statements of Net Assets in Liquidation - December 31, 2001 and 2000
          Consolidated Statements of Changes in Net Assets in Liquidation - For the years ended
            December 31, 2001, 2000 and 1999
          Notes to Consolidated Financial Statements

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

     3.   Exhibits:

          (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
          (3)  Articles of incorporation and by-laws (i)
          (4) Instruments defining the rights of security holders, including indentures (i)
          (9)  Voting trust agreement (ii)
          (10) Material contracts (ii)
          (11) Statement re computation of per share earnings (ii)
          (12) Statement re computation of ratios (ii)
          (13) Annual report to security holders (ii)
          (16) Letter re change in certifying accountant (ii)
          (18) Letter re change in accounting principles (ii)
          (21) Subsidiaries of the registrant (iii)
          (22) Published report regarding matters submitted to a vote of security holders (ii)
          (23) Consents of experts and counsel (ii)
          (24) Power of attorney (ii)
          (99) Additional exhibits (ii)

          (i) Information or document provided in previous filing with the Commission
          (ii)  Information or document not applicable to registrant
          (iii) Information or document included as exhibit to this Form 10-K.

b)   Reports  on  Form  8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

                                             SCHEDULE II
                            CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                   CONSUMERS FINANCIAL CORPORATION
                               STATEMENTS OF NET ASSETS IN LIQUIDATION
                                      DECEMBER 31, 2001 AND 2000


-----------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                                           2001    2000
-----------------------------------------------------------------------------------------------------

Assets
  Short-term investments                                                               $  108  $   98
  Cash                                                                                      1       2
  Investment in affiliate                                                               2,905   3,630
  Receivables                                                                              14     265
  Other assets                                                                              7      11
-----------------------------------------------------------------------------------------------------
       Total assets                                                                     3,035   4,006
-----------------------------------------------------------------------------------------------------

Liabilities
  Indebtedness to affiliate                                                               395     395
  Dividend payable                                                                         96      97
  Other liabilities                                                                         6     194
-----------------------------------------------------------------------------------------------------
                                                                                          497     686
Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
  issued and outstanding 2001, 452,614 shares; 2000, 456,061 shares; net of
  $1,988 reduction in 2001 and $1,241 in 2000 to reflect estimated liquidation value    2,538   3,320
-----------------------------------------------------------------------------------------------------

       Total liabilities and redeemable preferred stock                                 3,035   4,006
-----------------------------------------------------------------------------------------------------

Net assets in liquidation                                                              $    0  $    0
=====================================================================================================


See notes to condensed financial statements

                                         SCHEDULE II
                        CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               CONSUMERS FINANCIAL CORPORATION
                      STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                         YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


---------------------------------------------------------------------------------------------
(in thousands)                                                       2001      2000     1999
---------------------------------------------------------------------------------------------

Revenues:
  Net investment income                                             $    6   $     5   $   3
  Fees from sale of customer accounts                                             51     156
  Joint venture income                                                            11      30
  Miscellaneous                                                         20        10      31
---------------------------------------------------------------------------------------------
                                                                        26        77     220
---------------------------------------------------------------------------------------------

Expenses:
  Salaries and employee benefits                                                   9      26
  Professional fees                                                     43        24       2
  Miscellaneous                                                         19        11      10
---------------------------------------------------------------------------------------------
                                                                        62        44      38
---------------------------------------------------------------------------------------------

Excess of revenues over (under) expenses                               (36)       33     182

Equity in decrease in net assets of unconsolidated subsidiaries       (485)   (1,794)   (227)

Decrease (increase) in liability for under funded pension plan                 1,122    (388)

Adjustment of assets to estimated net realizable value                 108

Adjustment of liabilities to estimated settlement amounts                                 91

Increase (decrease) in unrealized appreciation of debt securities       28        44     (43)

Preferred stock dividends                                             (386)     (391)   (406)

Adjustment of preferred stock to estimated liquidation value           748       938     303

Retirement of treasury shares - preferred                               23        48     105
---------------------------------------------------------------------------------------------

Decrease in net assets for the period                                    0         0    (383)

Net assets at beginning of period                                        0         0     383
---------------------------------------------------------------------------------------------

Net assets at end of period                                         $    0   $     0   $   0
=============================================================================================


See  notes  to  condensed  financial  statements

                                   SCHEDULE II
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CONSUMERS FINANCIAL CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation and subsidiaries.

2. In 2001 and 2000, the Company received dividends in the amount of $212,500 and $160,000, respectively, from its subsidiary, Consumers Life Insurance Company. The Company received no cash dividends from its subsidiaries in 1999. During 1999, the Company received $1.3 million from an affiliate as a partial repayment of a $4.7 intercompany note. This payment represented substantially all of the affiliate's remaining assets. Accordingly, the note was canceled and this affiliate was then dissolved. In addition, during 1999, the Company repaid $1.3 million on a $1.58 million note payable to Consumers Life. This note was also canceled, since the Company did not have sufficient funds to repay the remaining $268,000.

3. The Company files a consolidated Federal income tax return with Consumers Life. Tax expense and tax benefits, when applicable, are allocated proportionately between the two companies.

                                        SCHEDULE III
                            SUPPLEMENTARY INSURANCE INFORMATION

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES


-------------------------------------------------------------------------------------------
(in thousands)
                                            Deferred                          Other policy
                                             policy      Future                claims and
                                          acquisition    policy    Unearned     benefits
Segment                                      costs      benefits   premiums      payable
-------------------------------------------------------------------------------------------

Year ended December 31, 2001:
-----------------------------
     Automotive Resource Division:
     Individual Life Insurance Division
     Other
-------------------------------------------------------------------------------------------
          Total                           $          0  $       0  $       0  $           0
===========================================================================================

Year ended December 31, 2000:
-----------------------------
     Automotive Resource Division                       $   5,474  $  13,466  $       1,369
     Individual Life Insurance Division   $         40      1,062
     Other
-------------------------------------------------------------------------------------------
          Total                           $         40  $   6,536  $  13,466  $       1,369
===========================================================================================

Year ended December 31, 1999:
-----------------------------
     Automotive Resource Division                       $   7,629  $  27,644  $       2,359
     Individual Life Insurance Division                     1,449                         6
     Other
-------------------------------------------------------------------------------------------
          Total                           $          0  $   9,078  $  27,644  $       2,365
===========================================================================================

                                               SCHEDULE III
                             SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)

                             CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES


---------------------------------------------------------------------------------------------------------
(in thousands)                             Premium                             Amortization
                                           income,                              of deferred
                                           fees and       Net        Death        policy
                                            other     investment   and other    acquisition    Operating
Segment                                     income      income      benefits       costs       expenses
---------------------------------------------------------------------------------------------------------
                                             (a)                                                  (b)
Year ended December 31, 2001:
-----------------------------
     Automotive Resource Division
     Individual Life Insurance Division
     Other                                $      118  $       150              $          40  $       749
---------------------------------------------------------------------------------------------------------
          Total                           $      118  $       150              $          40  $       749
=========================================================================================================

Year ended December 31, 2000:
-----------------------------
     Automotive Resource Division
     Individual Life Insurance Division
     Other                                $      377  $       301              $          10  $     2,491
---------------------------------------------------------------------------------------------------------
          Total                           $      377  $       301              $          10  $     2,491
=========================================================================================================

Year ended December 31, 1999:
-----------------------------
     Automotive Resource Division         $      384  $        11  $      394
     Individual Life Insurance Division
     Other                                       484          199           2                 $       929
---------------------------------------------------------------------------------------------------------
          Total                           $      868  $       210  $      396                 $       929
=========================================================================================================

     (a)  Excludes  realized  investment  gains  and  losses.

     (b) Includes pension expense of $1,554 in 2000 due to termination of plan in December 2000.

                                       SCHEDULE IV
                                       REINSURANCE

                    CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES



----------------------------------------------------------------------------------------
(in thousands)                                                                Percentage
                                         Ceded to     Assumed                 of amount
                                 Gross     other    from other       Net       assumed
Segment                         amount   companies   companies     amount       to net
----------------------------------------------------------------------------------------

Year ended December 31, 2001:
-----------------------------
    Life insurance in force     $     0                          $         0
----------------------------------------------------------------------------------------

    Premium income              $     0                          $         0
========================================================================================

Year ended December 31, 2000:
-----------------------------
     Life insurance in-force    $    58                          $        58
----------------------------------------------------------------------------------------

     Premium income             $     0                          $         0
========================================================================================

Year ended December 31, 1999:
-----------------------------
     Life insurance in-force    $    58                          $        58
----------------------------------------------------------------------------------------

     Premium income:
          Assumed warranty                          $       319  $       319      100.0%
----------------------------------------------------------------------------------------
                                                    $       319  $       319      100.0%
========================================================================================


NOTE:

     This  schedule  excludes premiums ceded for discontinued lines of business.

                                                        SCHEDULE V
                                             VALUATION AND QUALIFYING ACCOUNTS

                                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES


(in thousands)                                                            Additions
                                                                    ----------------------
                                                                                Charged to
                                                       Balance at   Charged to    other                        Balance at
                                                        beginning   costs and   accounts,   Deductions,          end of
Description                                             of period    expenses    describe     describe           period
--------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2001
----------------------------
 Provision for uncollectible receivables               $       106                          $        106  (a)
--------------------------------------------------------------------------------------------------------------------------
                                                       $       106                          $        106       $         0
==========================================================================================================================

Year ended December 31, 2000
----------------------------
 Provision for permanent decrease in market value of
     property and equipment                            $       753                          $        753  (b)
 Provision for uncollectible receivables                       106                                             $       106
--------------------------------------------------------------------------------------------------------------------------
                                                       $       859                          $        753       $       106
==========================================================================================================================
Year ended December 31, 1999
----------------------------
 Provision for permanent decrease in market value of:
     Property and equipment                            $       962                          $        209  (c)  $       753
     Other real estate                                          92                                    92  (b)
     Other invested assets                                      55                                    55  (b)
 Provision for uncollectible receivables                       106                                                     106
--------------------------------------------------------------------------------------------------------------------------
                                                       $     1,215                          $        356       $       859
==========================================================================================================================

     (a) Collection of receivable ($16) and write-off of asset against valuation allowance ($90)
     (b)  Write-off of valuation allowance for assets sold.
     (c) Reduction in valuation allowance related to adjustment to net realizable value.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSUMERS  FINANCIAL  CORPORATION



By:  /S/
     -----------------------------------
     James C. Robertson
     Chairman of the Board and President



Date:    March 15, 2002

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



          Signature                    Title                        Date
          ---------                    -----                        ----


/S/                              Director, President and        March 15, 2002
-----------------------------    Chairman of the Board
James C. Robertson               (Chief Executive Officer)


/S/                              Senior Vice President          March 15, 2002
-----------------------------    and Treasurer
R. Fredric Zullinger             (Chief Financial Officer)



/S/                              Director                       March 15, 2002
-----------------------------
John E. Groninger