Form 10-Q
period 2002-03-31
CONSUMERS FINANCIAL CORP
filed 2002-05-15
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

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

                               Yes    X         No
                                     ---           ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
       Class of Common Stock                              April 30, 2002
     ------------------------                           -------------------
         $.01  Stated  Value                             2,576,810  shares

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS


                                                                            PAGE
                                                                          NUMBER
                                                                          ------
               PART I. FINANCIAL INFORMATION
               -----------------------------


Item  1.  Financial  Statements:

          Consolidated Statements of Net Assets in Liquidation -               3
            March 31, 2002 and December 31, 2001

          Consolidated Statements of Changes in Net Assets in Liquidation -
            For the Three Months Ended March 31, 2002 and 2001                 4

          Notes to Consolidated Financial Statements                       5 - 8

Item  2.  Management's Discussion and Analysis of Financial Condition
            and  Results  of  Operations                                  9 - 13

Item  3.  Quantitative and Qualitative Disclosure About Market Risk           14


               PART II. OTHER INFORMATION
               ---------------------------

Item  1.  Legal  Proceedings                                                  15

Item  2.  Changes  in  Securities                                             15

Item  3.  Defaults  upon  Senior  Securities                                  15

Item  4.  Submission of Matters to a Vote of Security Holders                 15

Item  5.  Other  Information                                                  15

Item  6.  Exhibits  and  Reports  on  Form  8-K                               16


Consumers Financial Corporation                                           Page 2
Form 10-Q                                                         March 31, 2002

                          PART I. FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

                            CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                                           MARCH 31,    DECEMBER 31,
(IN THOUSANDS)                                                                2002          2001
------------------------------------------------------------------------------------------------------
                                                                          (UNAUDITED)
Assets
------
Investments:
     Fixed maturities                                                     $        915  $         930
     Mortgage loans on real estate                                                   9             13
     Short-term investments                                                      1,657          1,795
                                                                          ------------  -------------
          Total investments                                                      2,581          2,738

Cash                                                                                31              7
Accrued investment income                                                           19              9
Other receivables                                                                   14             14
Other assets                                                                       292            253
                                                                          ------------  -------------
          Total assets                                                           2,937          3,021
                                                                          ------------  -------------

Liabilities and Redeemable Preferred Stock
------------------------------------------
Liabilities:
     Unclaimed property                                                            155            159
     Severance pay                                                                 178            178
     Preferred dividends payable                                                    96             96
     Other liabilities                                                             177             50
                                                                          ------------  -------------
                                                                                   606            483

Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 452,614 shares; net of a
        reduction to reflect estimated liquidation value (2002, $2,195;
        2001, $1,989)                                                            2,331          2,538
                                                                          ------------  -------------

          Total liabilities and redeemable preferred stock                       2,937          3,021
                                                                          ------------  -------------

Net assets in liquidation                                                 $          0  $           0
                                                                          ============  =============

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 3
Form 10-Q                                                         March 31, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


IN THOUSANDS)                                                   2002    2001
------------------------------------------------------------------------------
Revenues:
     Net investment income                                     $  20   $  47
     Miscellaneous                                                15      39
                                                               ------  ------
                                                                  35      86
                                                               ------  ------
Expenses:
     Rent and related costs                                        6       6
     Salaries and employee benefits                               43      46
     Professional fees                                            40      35
     Taxes, licenses and fees                                      8       8
     Miscellaneous                                                33      29
                                                               ------  ------
                                                                 130     124
                                                               ------  ------

Excess of expenses over revenues                                 (95)    (38)
Decrease in unrealized appreciation of debt securities           (15)     (5)

Preferred stock dividends                                        (96)    (97)

Adjustment of preferred stock to estimated liquidation value     206     131

Retirement of treasury shares - preferred                                  9
                                                               ------  ------
Decrease in net assets for the period                              0       0

Net assets at beginning of period                                  0       0
                                                               ------  ------
Net assets at end of period                                    $   0   $   0
                                                               ======  ======

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 4
Form 10-Q                                                         March 31, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


1.   OVERVIEW AND BASIS OF ACCOUNTING:

     The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. The Company's revenues and expenses now consist principally of investment income on remaining assets and corporate expenses.

     On March 24, 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company is liquidating its remaining assets and paying or providing for all of its liabilities. If the Company proceeds with the Plan of Liquidation, all of its remaining cash will eventually be distributed to the preferred shareholders. The Company does not expect to be able to make any payment to its common shareholders under the Plan of Liquidation. As discussed more fully in Note 2, in February 2002, the Company entered into an option agreement with an investor group pursuant to which the investor group may obtain a controlling interest in the Company's common stock. If the option is exercised, the liquidation of the Company would be discontinued. Since there is no assurance at this time that the option will be exercised, the Company continues to proceed with the Plan of Liquidation.

     The consolidated financial statements include the accounts of Consumers Financial Corporation and its wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated net assets in liquidation as of March 31, 2002 and the consolidated changes in its net assets for the three months ended March 31, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

     The changes in net assets for the three months ended March 31, 2002 are not necessarily indicative of the changes to be expected for the full year.


Consumers Financial Corporation                                           Page 5
Form 10-Q                                                         March 31, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


2.   PLANNED  SALE  OF  CONSUMERS  LIFE AND PROPOSED ACQUISITION OF THE COMPANY:

     AGREEMENT TO SELL CONSUMERS LIFE: On January 31, 2002, the Company entered into a Stock Purchase Agreement to sell all of the stock of Consumers Life to Black Diamond Insurance Group, Inc., a Delaware corporation. At the closing of this transaction, the Company will receive cash equal to the fair value of the net assets of Consumers Life plus $10,000 for each of the subsidiary's 25 state insurance licenses. On February 21, 2002, the purchasers filed a Form A with the Delaware Insurance Department seeking approval of the change in control. Such approval is expected to be received on or about May 31, 2002.

     OPTION AGREEMENT: On February 13, 2002, the Company entered into an option agreement (the Option Agreement) with CFC Partners, Ltd., an unrelated investor group based in New York (CFC Partners). The execution of the Option Agreement with CFC Partners followed a review by the Board of Directors of various proposals to acquire a controlling interest in the Company. The Option Agreement permits CFC Partners to acquire a 51% interest in the Company's common stock through the issuance of 2,700,000 authorized but unissued shares. The option price of $108,000 was deposited into an escrow account in March 2002. The option is exercisable within 15 business days following the completion by the Company of a tender offer to the preferred shareholders, in which those shareholders will be given an opportunity to receive a cash payment in exchange for their shares. The tender offer, if accepted by all of the preferred shareholders, will result in the payment to those shareholders of substantially all of the Company's remaining net assets. Under Pennsylvania laws, the newly issued common shares will have no voting rights until CFC Partners obtains the required approval from the common shareholders.

     The Board of Directors considered a transaction of this type in lieu of the Plan of Liquidation because it has the potential to produce future value for the common shareholders, who are not expected to receive any distribution under the Plan of Liquidation, while protecting the rights of the preferred shareholders by giving them the opportunity to exchange their shares for cash.

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


Consumers Financial Corporation                                           Page 6
Form 10-Q                                                         March 31, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


2. PLANNED SALE OF CONSUMERS LIFE AND PROPOSED ACQUISITION OF THE COMPANY (CONTINUED):

     The sale of Consumers Life, as discussed above, is essential to completing the Company's tender offer to the preferred shareholders because virtually all of the Company's cash funds are held by Consumers Life and cannot be withdrawn under Delaware insurance laws until the subsidiary is either sold or liquidated.

3.   INCOME  TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2002 and December 31, 2001, the Company had no material deferred tax liabilities and only one material deferred tax asset relating to net operating loss carry forwards. This deferred tax asset, which totaled
     $2,010,000  and  $2,013,000  at  March  31,  2002  and  December  31, 2001,
     respectively,  has  been  fully  offset  by  a  valuation  allowance.

4.   COMMITMENTS  AND  CONTINGENCIES:

     In 1997, the Company and a third party reinsurer were sued by a former general agency with whom the Company had a partnership agreement. The claimant was seeking monetary damages to compensate it for the Company's alleged failure to share profits pursuant to the partnership agreement and for other alleged losses. The Company filed two counterclaims against this agency seeking damages for losses the Company sustained as a result of the agency's alleged breach of the partnership agreement and to recover an unpaid loan made to the agency. In December 2000, the trial for the Company's claim for recovery of the unpaid loan took place, and, in January 2001, the court awarded a $90,000 judgment in favor of the Company. In August 2001, the parties settled this matter through mediation. As a result of this settlement, the Company agreed to pay the agency $210,000 in cash and to mark as satisfied the $90,000 judgment the Company had previously been awarded. The $90,000 receivable had been fully reserved in the Company's financial statements.

     Certain claims have been filed or are pending against the Company and its subsidiary. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the net assets or changes in net assets of the Company and its subsidiary. The Company has taken certain income tax positions in previous years that it believes are


Consumers Financial Corporation                                           Page 7
Form 10-Q                                                         March 31, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                           (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


4.   COMMITMENTS  AND  CONTINGENCIES  (CONTINUED):

     appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.

5.   REDEEMABLE  PREFERRED  STOCK:

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 3,447 shares in 2001 further reduced the 1999 sinking fund deficiency to $126,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Consequently, at March 31, 2002, the total sinking fund deficiency was $1,226,140. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

     As indicated in Note 2, the Company intends to make an offer to the preferred shareholders to purchase, for cash, all outstanding shares of the preferred stock. The Company expects to mail the necessary offering documents to its preferred shareholders by mid-June 2002, following the approval of such documents by the Securities and Exchange Commission.
     Payments to those shareholders who elect to tender their shares are expected to be made by mid-July 2002.


Consumers Financial Corporation                                           Page 8
Form 10-Q                                                         March 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's net assets in liquidation at March 31, 2002 and the changes in its net assets in liquidation for the three months then ended is presented below. Information relating to 2001 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2001 Form 10-K.

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

     The Plan of Liquidation permits the Board of Directors to consider other alternatives to liquidating the Company, if such alternatives are deemed by the Board to be in the best interest of the Company and its shareholders. In that regard, in August 2001, the Board solicited proposals to acquire control of the Company and received proposals from several investor groups. Following a review of the proposals which were received, in February 2002, the Company entered into an option agreement (the Option Agreement) with CFC Partners, Ltd., an unrelated New York-based investor group (CFC Partners). The Option Agreement permits CFC Partners to acquire a 51% interest in the Company's common stock for $108,000. The option is exercisable within 15 business days following the completion by the Company of a tender offer to its preferred shareholders. The tender offer, if accepted by all of the preferred shareholders, will result in the payment to those shareholders of substantially all of the Company's remaining net assets. If the option is exercised, CFC Partners intends to merge or otherwise combine certain existing and start-up businesses into the Company.


Consumers Financial Corporation                                           Page 9
Form 10-Q                                                         March 31, 2002

     The Board of Directors considered this alternative to the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the preferred shareholders. As indicated above, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. If the option is exercised, the liquidation of the Company would be discontinued. However, since there is no assurance at this time that the option will be exercised, the Company continues to proceed with the Plan of Liquidation.

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

     As discussed below, the Company's net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero in 1999. All decreases in the Company's net assets since that time have reduced the estimated liquidation value of the preferred stock. Similarly, any future decreases during the remainder of the liquidation period will continue to reduce the amount available for distribution to the preferred shareholders. During the first three months of 2002, this reduction totaled $206,000 compared to a reduction in the same period of 2001 of $131,000. The decline in the current year was principally due to an excess of expenses over revenues of $95,000 and preferred dividends of $96,000. For the three months ended March 31, 2001, the excess of expenses over revenues was $38,000 and preferred dividends totaled $97,000.

                 RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     A discussion of the material factors which affected the Company's changes in net assets in liquidation for the three months ended March 31, 2002 and 2001 is presented below.

THREE MONTHS ENDED MARCH 31, 2002

     As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company's preferred stock. In the first quarter of 2002, the estimated liquidation value of the preferred stock declined by $206,000. As a result, at March 31, 2002, the 452,614 shares of preferred stock outstanding had an estimated liquidation value of $2,331,000.

     The decrease in the liquidation value of the preferred stock in the first three months of 2002 was due to an excess of expenses over revenues of $95,000 and to preferred dividends of $96,000. The Company continues to incur professional fees, primarily legal and accounting fees, in connection with the liquidation process. During the first three months of the year, the Company also incurred approximately $6,000 in legal fees relating to the option agreement with CFC Partners. Accounting fees in connection with year-end 2001 financial reporting totaled $24,000. In addition, the Company's investment income declined sharply (from $47,000 in the first quarter of 2001 to $20,000 in


Consumers Financial Corporation                                          Page 10
Form 10-Q                                                         March 31, 2002

2002) because of a continuing decline in investable assets (due to negative cash flows) and a drop in short-term interest rates.

THREE MONTHS ENDED MARCH 31, 2001

     In the first quarter of 2001, the estimated liquidation value of the preferred stock decreased by $131,000 to $3,147,000. This decrease in the liquidation value was primarily due to $97,000 in dividends paid to the preferred shareholders and an excess of expenses over revenues of $38,000. The Company incurred $35,000 in audit, legal and actuarial fees during the period in connection with year-end financial reporting matters and ongoing litigation. The Company's investment income for the quarter was $47,000.

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS DURING LIQUIDATION PERIOD

     If the option discussed above is not exercised by CFC Partners, the Board of Directors intends to continue with the liquidation of the Company. The option to acquire control of the Company is not exercisable by CFC Partners until after the Company completes a tender offer to its preferred shareholders. The Company believes that most of the preferred shareholders will elect to surrender their shares in the tender offer. Therefore, if the investor group does not exercise its option, the Company would use the assets remaining in the Company (comprised of cash which had been allocated to the preferred shares not tendered plus a cash reserve) to cover its operating expenses during the remainder of the liquidation period, to pay any remaining liabilities and to make a final distribution to the preferred shareholders who did not previously tender their shares.

     If CFC Partners does not exercise its option, the time frame for completing the liquidation is dependent upon a number of factors, the most significant of which is the timing of the proposed sale of Consumers Life, since substantially all of the Company's assets are held by this subsidiary and are restricted as to their use by state insurance regulations. In January, the Company entered into an agreement to sell the subsidiary and its 25 state insurance licenses. In February 2002, the purchasers filed a Form A with the Delaware Insurance Department seeking the Department's approval of the change in control. Such approval is expected to be received by May 31, 2002.

     The Company is also a defendant in several minor lawsuits which must be settled or resolved in court. While management believes the plaintiffs' claims in these cases are without merit, the ultimate outcome of these matters cannot be determined at this time. Furthermore, the Company may be entitled to all or a portion of the assets in a contingency fund established by the Company and the purchaser of its credit insurance business based on the claims experience of the in force credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, it does not appear likely that the Company will receive any portion of the contingency fund.

     As a result of the foregoing, a final distribution under the Plan of Liquidation cannot be made to the preferred shareholders until (i) Consumers Life is sold, (ii) the Company has resolved its remaining litigation matters and
(iii) a determination is made regarding the amount of any contingency fund distribution which might be payable to the Company.

     If the Company proceeds with the Plan of Liquidation, management believes, based on its current estimates, that the Company's future expenses and other changes in net assets, including preferred shareholder dividends, will exceed its revenues during the remainder of the liquidation


Consumers Financial Corporation                                          Page 11
Form 10-Q                                                         March 31, 2002
period by approximately $325,000 to $375,000. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to uncertainties regarding ( i) when the remaining non liquid assets, particularly the stock of Consumers Life, will be liquidated, (ii) when the tender offer to the preferred shareholders occurs, (iii) the level of actual expenses which will be incurred and (iv) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.

                               FINANCIAL CONDITION

CAPITAL  RESOURCES

     Since adopting the Plan of Liquidation, the Company has made no commitments for capital expenditures and, if the Company proceeds with the liquidation process, it does not intend to make any such commitments in the future.
However, if the Company is sold pursuant to the Option Agreement discussed above, the Company's plans regarding capital expenditures and related commitments could change.

     For the three months ended March 31, 2002, the Company's cash and invested assets decreased by $133,000, from $2,745,000 at the beginning of the year to $2,612,000 at March 31, 2002. As indicated above, the decrease is principally the result of both an excess of expenses over revenues and preferred dividends paid.

     Invested assets at March 31, 2002 consisted principally of ( i) U.S. Treasury Notes, owned by Consumers Life, which are on deposit with four state insurance departments in connection with licensing requirements, (ii) one mortgage loan, which is scheduled to be paid in full by June 2002 and (iii) short-term investments, principally money market funds.

LIQUIDITY

     Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company's decision to sell its remaining operations, liquidate its non-liquid assets and distribute cash to its shareholders, the Company's principal sources of cash funds are investment income and proceeds from the sales of non liquid assets. If the Company proceeds with the Plan of Liquidation, these funds must be used to settle all remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the preferred shareholders. Alternatively, if the Company is acquired in connection with the Option Agreement discussed above, substantially all of the Company's remaining liquid assets will be available to complete the tender offer to the preferred shareholders.

     The adequacy of the Company's liquidity position under the Plan of Liquidation will be principally dependent on its ability to sell its remaining non-liquid assets and the timing of such sales, as well as on the level of


Consumers Financial Corporation                                          Page 12
Form 10-Q                                                         March 31, 2002
expenses the Company must incur during the liquidation period. The Company's liquidity has been particularly affected by the fact that virtually all of its assets are held by Consumers Life and are not available for distribution to the Company without the approval of the Delaware Insurance Department.

REDEEMABLE  PREFERRED  STOCK

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due in July 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by the redemption value of the shares acquired. As a result of the Company's purchases of preferred stock prior to 1998, no sinking fund payment was due in 1998, and the required payment due for 1999 was reduced from $550,000 to $414,610. The purchase of 18,000 preferred shares in 1999, 7,400 shares in 2000, and 3,447 shares in 2001 further reduced the 1999 sinking fund deficiency to $126,140. On July 1, 2000, an additional $550,000 sinking fund payment became due but was not paid. On July 1, 2001, another $550,000 sinking fund payment became due but was also not paid. Consequently, at March 31, 2002, the total sinking fund deficiency was $1,226,140. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

     As indicated above, in connection with the proposed acquisition of the Company by CFC Partners, the Company intends to make an offer to the preferred shareholders to purchase, for cash, all outstanding shares of the preferred stock. The Company expects to mail the necessary offering documents to its preferred shareholders by mid-June 2002, following the approval of such documents by the Securities and Exchange Commission. Payments to those shareholders who elect to tender their shares are expected to be made by mid-July 2002.

INFLATION

     If the Company proceeds with the Plan of Liquidation, it intends to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its preferred shareholders and ultimately dissolve within the next year. Under those circumstances, the effects of inflation on the Company are not material. If the Company is acquired pursuant to the Option Agreement, the effects of inflation on the Company may change.


Consumers Financial Corporation                                          Page 13
Form 10-Q                                                         March 31, 2002

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at March 31, 2002 and December 31, 2001, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.


Consumers Financial Corporation                                          Page 14
Form 10-Q                                                         March 31, 2002

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Except for the matters discussed in Note 4 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, neither the registrant nor its subsidiary are involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended March 31, 2002.

ITEM 2.   CHANGES IN SECURITIES

          During the three months ended March 31, 2002, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          As of March 31, 2002, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. However, see Note 5 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matters were submitted to a vote of the stockholders of the registrant during the three months ended March 31, 2002.

ITEM  5.  OTHER  INFORMATION

          None


Consumers Financial Corporation                                          Page 15
Form 10-Q                                                         March 31, 2002

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

                                    Part II
                                    --------

                    (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i) (iii)
                    (3)  Articles  of  incorporation  and  by-laws  (i)
                    (4) Instruments defining the rights of security holders, including indentures (i)
                    (10) Material contracts (ii)
                    (22) Published report regarding matters submitted to a vote of security holders (ii)
                    (23) Consents of experts and counsel (excluding accountants)
                         (ii)
                    (24) Power  of  attorney  (ii)
                    (99) Additional  exhibits  (ii)

                         (i) Information or document provided in previous filing with the Commission
                         (ii) Information or document not applicable to registrant
                         (iii) Information or document included as exhibit to
                               this Form 10-Q. Any exhibits to such information or document are not included herein.

               (b) No reports on Form 8-K were filed by the Company during the three months ended March 31, 2002.


Consumers Financial Corporation                                          Page 16
Form 10-Q                                                         March 31, 2002

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONSUMERS FINANCIAL CORPORATION
                                    -------------------------------
                                    Registrant



Date   May 13, 2002                 By  /S/  James C. Robertson
       ------------                     -------------------------------------
                                        James C. Robertson
                                        President and Chief Executive Officer



Date   May 13, 2002                 By  /S/  R. Fredric Zullinger
       ------------                     -------------------------------------
                                        R. Fredric Zullinger
                                        Senior Vice President and Chief
                                        Financial Officer


Consumers Financial Corporation                                          Page 17
Form 10-Q                                                         March 31, 2002