Form 10-Q
period 2002-06-30
CONSUMERS FINANCIAL CORP
filed 2002-08-13
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         --------    -----------


Commission  File  Number:  0-2616


                        CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


               Pennsylvania                               23-1666392
     (State or  other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)



      1513 Cedar Cliff Drive, Camp Hill, PA                   17011
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

                         Yes   X         No
                              ----          ----


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
     Class  of  Common  Stock                           August 9, 2002
     ------------------------                           --------------
         $.01 Stated Value                             2,576,810 shares

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS


                                                                         PAGE
                PART  I.  FINANCIAL  INFORMATION
                --------------------------------
NUMBER
 -----

Item 1.  Financial  Statements:

          Consolidated  Statements  of Net Assets in Liquidation-
          June 30, 2002 and  December  31,  2001                              3

          Consolidated  Statements of Changes in Net Assets in
          Liquidation  -  For  the  Six and Three Months Ended
          June  30,  2002  and  2001                                          4

          Notes  to  Consolidated  Financial  Statements                    5-8

Item 2.  Management's Discussion and Analysis of Financial Condition
               and  Results  of  Operations                                9-13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           14


                PART  II.  OTHER  INFORMATION
                -----------------------------

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

Item 3.  Defaults  upon  Senior  Securities                                  15

Item 4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         15

Item 5.  Other  Information                                                  15

Item 6.  Exhibits  and  Reports  on  Form  8-K                               16


               CERTIFICATIONS
               --------------

          Chief  Executive  Officer                                          18

          Chief  Financial  Officer                                          19



Consumers  Financial  Corporation                                         Page 2
Form  10-Q                                                       June  30,  2002

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL  STATEMENTS


                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION


                                                                        JUNE 30,    DECEMBER 31,
(in thousands)                                                            2002          2001
                                                                       (Unaudited)

Assets
------
Investments:
  Fixed maturities                                                                  $         930
  Mortgage loans on real estate                                                                13
  Short-term investments                                              $      2,392          1,795
                                                                      ------------  -------------
      Total investments                                                      2,392          2,738

Cash                                                                           114              7
Accrued investment income                                                                       9
Other receivables                                                                8             14
Other assets                                                                    64            253
                                                                      ------------  -------------
      Total assets                                                           2,578          3,021
                                                                      ------------  -------------

Liabilities and Redeemable Preferred Stock
------------------------------------------
Liabilities:
     Unclaimed property                                                                       159
     Severance pay                                                             178            178
     Preferred dividends payable                                                96             96
     Other liabilities                                                         162             50
                                                                      ------------  -------------
                                                                               436            483

Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 452,614 shares; net of a
    reduction to reflect estimated liquidation value (2002, $2,384;
    2001, $1,989)                                                            2,142          2,538
                                                                      ------------  -------------

      Total liabilities and redeemable preferred stock                       2,578          3,021
                                                                      ------------  -------------

Net assets in liquidation                                             $          0  $           0
                                                                      ============  =============

     See  Notes  to  Consolidated  Financial  Statements


Consumers  Financial  Corporation                                         Page 3
Form  10-Q                                                       June  30,  2002

                         CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                           (UNAUDITED)

                                           SIX MONTHS    SIX MONTHS    THREE MONTHS    THREE MONTHS
                                             ENDED         ENDED          ENDED           ENDED
                                            JUNE 30,      JUNE 30,       JUNE 30.        JUNE 30,
(IN THOUSANDS)                                2002          2001           2002            2001
Revenues:
  Net investment income                   $        38   $        89   $          18   $          42
  Net realized investment gains                    64                            64
  Miscellaneous                                    41            84              26              45
                                          ------------  ------------  --------------  --------------
                                                  143           173             108              87
                                          ------------  ------------  --------------  --------------
Expenses:
  Rent and related costs                           12            12               6               6
  Salaries and employee benefits                   90            88              47              42
  Professional fees                                62            84              22              49
  Taxes, licenses and fees                         16            28               8              20
  Miscellaneous                                   101            78              68              49
                                          ------------  ------------  --------------  --------------
                                                  281           290             151             166
                                          ------------  ------------  --------------  --------------

Excess of expenses over revenues                 (138)         (117)            (43)            (79)

Adjustment of assets to estimated
  realizable value                                (10)          (53)            (10)            (53)

Increase (decrease) in unrealized
  appreciation of debt securities                 (55)            2             (40)              7

Preferred stock dividends                        (192)         (193)            (96)            (96)

Adjustment of preferred stock to
  estimated liquidation value                     395           352             189             221

Retirement of treasury shares-preferred                           9
                                          ------------  ------------  --------------  --------------

Decrease in net assets for the period               0             0               0               0

Net assets at beginning of period                   0             0               0               0
                                          ------------  ------------  --------------  --------------

Net assets at end of period               $         0   $         0   $           0   $           0
                                          ============  ============  ==============  ==============


Consumers  Financial  Corporation                                         Page 4
Form  10-Q                                                       June  30,  2002

                          (IN PROCESS OF LIQUIDATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



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

     On March 24, 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company has been liquidating its remaining assets and paying or providing for all of its liabilities. However, as discussed more fully in Note 3, in February 2002, the Company entered into an option agreement with an investor group, pursuant to which the investor group may obtain a controlling interest in the Company's common stock. If the option is exercised, the liquidation of the Company would be discontinued.

     The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life). Consumers Life was sold in June 2002 (see Note 2).

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's consolidated net assets in liquidation as of June 30, 2002 and the consolidated changes in its net assets for the six and three months ended June 30, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

     The changes in net assets for the six and three months ended June 30, 2002 are not necessarily indicative of the changes to be expected for the full year.


Consumers  Financial  Corporation                                         Page 5
Form  10-Q                                                       June  30,  2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



2.   SALE  OF  STOCK  OF  CONSUMERS  LIFE:

     On June 19, 2002, the Company completed the sale of Consumers Life, its only remaining subsidiary, to Black Diamond Insurance Group, Inc., a Delaware corporation. The purchaser paid the Company $1,549,000 in cash and assumed a $132,000 liability in connection with its acquisition of the Consumers Life stock. The cash proceeds consisted of $1,299,000 for the value of the underlying net assets of the subsidiary plus $250,000 for its state insurance licenses. The sale transaction was approved by the Delaware Insurance Department on June 5, 2002. The completion of this sale allowed the Company to proceed with a tender offer to its preferred shareholders (see Note 7).

3.   PROPOSED  ACQUISITION  OF  THE  COMPANY:

     On February 13, 2002, the Company entered into an option agreement (the Option Agreement) with CFC Partners, Ltd., an unrelated investor group based in New York (CFC Partners). The execution of the Option Agreement with CFC Partners followed a review by the Board of Directors of various proposals to acquire a controlling interest in the Company. The Option Agreement permits CFC Partners to acquire a 51% interest in the Company's common stock through the issuance of 2,700,000 authorized but unissued shares. The option price of $108,000 was deposited into an escrow account in March 2002. The option is exercisable within 15 business days following the completion of the Company's tender offer to its preferred shareholders. As discussed in Note 7, the tender offer commenced on July 19, 2002 and will expire on August 16, 2002. Under Pennsylvania laws, the newly issued common shares will have no voting rights until CFC Partners obtains the required approval from the common shareholders.

     The Board of Directors considered this alternative to the Plan of Liquidation because it has the potential to produce future value for the common shareholders (who are not expected to receive any distribution under the Plan of Liquidation) while protecting the rights of the preferred shareholders by giving them the opportunity to exchange their shares for cash.

     If CFC Partners exercises its option to acquire control of the Company, it has indicated that it intends to merge or otherwise combine certain existing and start-up businesses into the Company. CFC Partners has further indicated that these businesses initially may include (i) a company that will provide long distance telephone services at discounted rates, (ii) a company which provides services that enable its customers to deploy and migrate to E-business portals and E-marketplaces and (iii) a company that will offer business to business online financial services.


Consumers  Financial  Corporation                                         Page 6
Form  10-Q                                                       June  30,  2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



4.   INCOME  TAXES:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2002 and December 31, 2001, the Company had no material deferred tax liabilities. At June 30, 2002, the Company's only deferred tax assets consisted of (i) $2,043,000 arising from net operating loss carry forwards and (ii) $4,457,000 arising from capital loss carry forwards which are the result of the sale of the stock of Consumers Life in June 2002. These deferred tax assets, which totaled $6,500,000, have been fully offset by a valuation allowance. At December 31, 2001, the Company's only material deferred tax asset related to net operating loss carry forwards. This deferred tax asset, which totaled $2,013,000, has also been fully offset by a valuation allowance.

5.   COMMITMENTS  AND  CONTINGENCIES:

     Certain claims have been filed or are pending against the Company. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the net assets or changes in net assets of the Company. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.

6.   REDEEMABLE  PREFERRED  STOCK:

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due on July 1, 1998. However, as of June 30, 2002, the Company has made no payments to the sinking fund, and as of that date, the total sinking fund deficiency was $1,226,000. On July 1, 2002, an additional $550,000 sinking fund payment became due but was not paid. Because the Company has not made the required sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

     The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As indicated in Note 7, the Company has commenced a tender offer for all of the outstanding shares of its preferred stock. If at least 178,000 shares of


Consumers  Financial  Corporation                                         Page 7
Form  10-Q                                                       June  30,  2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (IN PROCESS OF LIQUIDATION)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                  (UNAUDITED)



6.   REDEEMABLE  PREFERRED  STOCK  (CONTINUED):

     preferred stock are tendered pursuant to the offer, the entire sinking fund deficiency will be eliminated. Furthermore, if the Company is acquired by CFC Partners, any funds remaining in the Company which are attributable to shares of preferred stock that were not tendered (i.e., the number of shares not tendered multiplied by the per share offer price of $4.40) will be deposited by the Company into a bank account at the time of the change in control. The trust agreement relating to this account will specify that the balance in the account can only be utilized by the Company for the payment of quarterly dividends or for other distributions to the remaining preferred stockholders.

7.   SUBSEQUENT  EVENTS:

     On July 12, 2002, the Company resolved a long-standing dispute with an unaffiliated reinsurer involving certain commissions due to its former subsidiary, Consumers Life. In connection with this settlement, the Company received a lump-sum cash payment of $200,000. Prior to the collection of the settlement amount, the Company did not reflect any amount due from the reinsurer in its financial statements because of the uncertainty as to both the amount which might be received and the collectibility of such amount.

     On July 19, 2002, the Company commenced a tender offer to purchase all of the outstanding shares of its 8.5 % preferred stock, series A at a price of $4.40 per share, plus accrued dividends on such shares. The offer, if accepted by all of the preferred shareholders, will result in the payment to those shareholders of substantially all of the Company's remaining net assets. The offer expires at midnight on August 16, 2002, unless it is extended by the Company. The tender offer documents were also filed with the Securities and Exchange Commission (the SEC) on July 19, 2002. The Company subsequently filed amended documents with the SEC on August 1, 2002 in response to a comment letter received from the SEC. The Company expects to pay those shareholders who elect to tender their shares before the end of August 2002, at which time the 15-day exercise period of the option granted to CFC Partners will commence.

     On August 12, 2002, the Company settled a claim it had against a former tenant for unpaid rent and other losses incurred by the Company as a result of the tenant's alleged breach of the lease agreement. This settlement also resolved a counterclaim the defendant had filed against the Company for nominal damages. The settlement resulted in the receipt by the Company of $55,000. Prior to the collection of this amount, the Company did not reflect any amount due from the former tenant in its financial statements because of the uncertainty as to both the amount which might be received and the collectibility of such amount.


Consumers  Financial  Corporation                                         Page 8
Form  10-Q                                                       June  30,  2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     A review of the significant factors which affected the Company's net assets in liquidation at June 30, 2002 and the changes in its net assets in liquidation for the six and three months then ended is presented below. Information relating to 2001 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2001 Form 10-K.

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

     The Plan of Liquidation permits the Board of Directors to consider other alternatives to liquidating the Company, if such alternatives are deemed by the Board to be in the best interest of the Company and its shareholders. In that regard, in August 2001, the Board solicited proposals to acquire control of the Company and received proposals from several investor groups. Following a review of the proposals which were received, in February 2002, the Company entered into an option agreement (the Option Agreement) with CFC Partners, Ltd., an unrelated New York-based investor group (CFC Partners). The Option Agreement permits CFC Partners to acquire a 51% interest in the Company's common stock for $108,000. The option is exercisable within 15 business days following the completion of the Company's tender offer to its preferred shareholders. As discussed more fully below, the tender offer commenced on July 19, 2002 and will expire on August 16, 2002. If the offer is accepted by all of the preferred shareholders, it will result in the payment to those shareholders of substantially all of the Company's remaining net assets. If CFC Partners exercises its option, it intends to merge or otherwise combine certain existing and start-up businesses into the Company.


Consumers  Financial  Corporation                                         Page 9
Form  10-Q                                                       June  30,  2002

     The Board of Directors favored the acquisition of the Company by an investor group over the Plan of Liquidation because it has the potential to produce future value for the common shareholders while protecting the rights of the preferred shareholders. As indicated above, the common shareholders are not expected to receive any distribution under the Plan of Liquidation. If the option held by CFC Partners is exercised, the liquidation of the Company will be discontinued. However, since there is no assurance at this time that the option will be exercised, the Company continues to proceed with the Plan of Liquidation.

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

     As discussed below, the Company's net assets in liquidation, which represent the amount available for distribution to common shareholders, were reduced to zero in 1999. All decreases in the Company's net assets since that time have reduced the estimated liquidation value of the preferred stock. During the first six months of 2002, this reduction totaled $395,000 compared to a reduction in the same period of 2001 of $352,000. The decline in the current year was principally due to an excess of expenses over revenues of $138,000 and preferred dividends of $192,000. For the six months ended June 30, 2001, the excess of expenses over revenues was $117,000 and preferred dividends totaled $193,000.

                RESULTS OF OPERATIONS AND CHANGES IN NET ASSETS

     A discussion of the material factors which affected the Company's changes in net assets in liquidation for the six and three months ended June 30, 2002 and 2001 is presented below.

SIX  AND  THREE  MONTHS  ENDED  JUNE  30,  2002

     As indicated above, since the Company has no net assets available for common shareholders, all decreases in net assets must be deducted from the estimated liquidation value of the Company's preferred stock. In the first six months of 2002, the estimated liquidation value of the preferred stock declined by $395,000. As a result, at June 30, 2002, the 452,614 shares of preferred stock outstanding had an estimated liquidation value of $2,142,000.

     The decrease in the liquidation value of the preferred stock in the first six months of 2002 was due to an excess of expenses over revenues of $138,000 and to preferred dividends of $192,000. The Company continues to incur professional fees, primarily legal fees, in connection with both the liquidation process and the potential sale of the Company to CFC Partners. The Company also incurred approximately $17,000 in legal fees and other costs relating to the tender offer to the preferred shareholders. In addition, audit fees in


Consumers  Financial  Corporation                                        Page 10
Form  10-Q                                                       June  30,  2002
connection with year-end 2001 financial reporting totaled $26,000. At June 30, 2002, the Company also established a $29,000 liability for a fee due to the custodian of the Company's retirement plan in connection with the termination of a guaranteed investment contract held by the plan. The Company's investment income declined sharply (from $89,000 in the first six months of 2001 to $38,000 in 2002) because of a continuing decline in invested assets (due to negative cash flows) and a further drop in short-term interest rates. The Company also reported a $64,000 gain on the sale of bonds which were held by Consumers Life when it was sold in June 2002.

     During the second quarter of 2002, the estimated liquidation value of the preferred stock declined by $189,000, due principally to an excess of expenses over revenues of $43,000 and preferred shareholder dividends of $96,000. The tender offer costs and the termination fee due to the retirement plan custodian, which were both referred to above, were significant factors in the amount of excess expenses reported in the second quarter. However, the gain on the sale of the Consumers Life bonds more than offset these costs.

SIX  AND  THREE  MONTHS  ENDED  JUNE  30,  2001

     In the first six months of 2001, the estimated liquidation value of the preferred stock decreased by $352,000 to $2,953,000. This decrease in the liquidation value was primarily due to $193,000 in dividends paid to the preferred shareholders and an excess of expenses over revenues of $117,000. The excess of expenses over revenues during the first six months of 2001 is partially attributable to the fact that the Company was no longer receiving fee revenues from the sale of its credit insurance customer accounts as the result of a settlement of a dispute with the purchaser of the accounts in late 2000. The Company incurred $84,000 in audit, legal and actuarial fees during the period in connection with year-end financial reporting matters and ongoing litigation.

     In the second quarter of 2001, the estimated liquidation value of the preferred stock decreased by $221,000. All of the factors which affected the liquidation value during the first six months of the year were also factors in the decline which occurred during the second quarter.

ESTIMATED NET EXPENSES AND OTHER CHANGES IN NET ASSETS DURING LIQUIDATION PERIOD

     If the option discussed previously is not exercised by CFC Partners, the Board of Directors intends to continue with the liquidation of the Company. The option to acquire control of the Company is not exercisable by CFC Partners until after the Company completes the tender offer to its preferred shareholders. The Company believes that most of the preferred shareholders will elect to surrender their shares in the tender offer. Therefore, if the investor group does not exercise its option, the Company would use the assets remaining in the Company (comprised of cash which had been allocated to the preferred shares not tendered plus a cash reserve) to cover its operating expenses during the remainder of the liquidation period, to pay any remaining liabilities and to make a final distribution to the preferred shareholders who did not previously tender their shares.

     If CFC Partners does not exercise its option, the time frame for completing the liquidation is dependent upon a number of factors. The Company must terminate its remaining qualified retirement plan, and in connection therewith, must file certain documents with the Internal Revenue Service in order to obtain a favorable determination letter with respect to the plan. The Company is also a defendant in several minor lawsuits which must be settled or resolved in court. While management believes the plaintiffs' claims in these cases are without merit, the


Consumers  Financial  Corporation                                        Page 11
Form  10-Q                                                       June  30,  2002
ultimate outcome of these matters cannot be determined at this time. Furthermore, the Company may be entitled to all or a portion of the assets in a contingency fund established by the Company and the purchaser of its credit insurance business based on the claims experience of the in force credit insurance business from October 1, 1997 to September 30, 2002. However, based on the claims experience to date, as provided by the purchaser, it does not appear likely that the Company will receive any portion of the contingency fund.

     As a result of the foregoing, a final distribution under the Plan of Liquidation cannot be made to the remaining preferred shareholders until (i) the retirement plan has been terminated, (ii) the Company has resolved its remaining litigation matters and (iii) a determination is made regarding the amount of any contingency fund distribution which might be payable to the Company.

     If the Company proceeds with the Plan of Liquidation, management believes, based on its current estimates, that the Company's future expenses and other changes in net assets, including preferred shareholder dividends, will exceed its revenues during the remainder of the liquidation period by approximately $90,000 to $125,000. This estimate assumes that all of the Company's preferred shareholders tender their shares pursuant to the July 19, 2002 offer. Actual revenues and expenses and other net asset changes could vary significantly from the present estimates due to uncertainties regarding ( i) the level of actual expenses which will be incurred and (ii) the ultimate resolution of all current contingencies and any contingencies which may arise in the future.

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

     For the six months ended June 30, 2002, the Company's cash and invested assets decreased by $239,000, from $2,745,000 at the beginning of the year to $2,506,000 at June 30, 2002. As indicated above, the decrease is principally the result of both an excess of expenses over revenues and preferred dividends paid. In addition, the purchaser of the Company's insurance subsidiary assumed a $132,000 liability in connection with the sale, which reduced the net proceeds received from that transaction by the amount of the liability assumed. The $250,000 payment received from the buyer for the value of the subsidiary's state insurance licenses partially offset the other reductions in cash and invested assets during the period. Invested assets at June 30, 2002 consisted entirely of short-term money market funds.

LIQUIDITY

     Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. As a result of the Company's decision to sell its remaining operations, liquidate its non-liquid


Consumers  Financial  Corporation                                        Page 12
Form  10-Q                                                       June  30,  2002
assets and distribute cash to its shareholders, the Company's principal sources of cash funds are investment income and proceeds from the sales of non-liquid assets. If the Company proceeds with the Plan of Liquidation, these funds must be used to settle all remaining liabilities as they become due, to pay expenses until the Company is dissolved and to pay dividends on the preferred stock until a final distribution is made to the remaining preferred shareholders.
Alternatively, if the Company is acquired in connection with the Option Agreement discussed above, substantially all of the Company's remaining liquid assets will be used to complete the tender offer to the preferred shareholders.

     The adequacy of the Company's liquidity position under the Plan of Liquidation will be principally dependent on the level of expenses the Company must incur during the liquidation period. Prior to the sale of Consumers Life, the Company's liquidity had been particularly affected by the fact that virtually all of its assets were held by Consumers Life and were not available for distribution to the Company without the approval of the Delaware Insurance Department.

REDEEMABLE  PREFERRED  STOCK

     The terms of the Company's 8.5% redeemable preferred stock require the Company to make annual payments to a sinking fund. The first such payment was due on July 1, 1998. However, as of June 30, 2002, the Company has made no payments to the sinking fund, and as of that date, the total sinking fund deficiency was $1,226,000. On July 1, 2002, an additional $550,000 sinking fund payment became due but was not paid. Because of the Company's inability to make the sinking fund payments, it may not pay any dividends to common shareholders and may not purchase, redeem or otherwise acquire any common shares.

     The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As indicated above, in connection with the proposed acquisition of the Company by CFC Partners, on July 19, 2002, the Company commenced a tender offer to purchase all of the outstanding shares of its preferred stock at a price of $4.40 per share, plus accrued dividends on the shares. If at least 178,000 shares of preferred stock are tendered pursuant to the offer, the entire sinking fund deficiency will be eliminated.

     The tender offer documents were also filed with the Securities and Exchange Commission (SEC) on July 19, 2002. The Company subsequently filed amended documents with the SEC on August 1, 2002 in response to a comment letter received from the SEC. The offer expires on August 16, 2002, unless it is extended by the Company. The Company expects to pay those shareholders who elect to tender their shares before the end of August 2002, at which time the 15-day exercise period of the option granted to CFC Partners will commence.

INFLATION

     If the Company proceeds with the Plan of Liquidation, it intends to liquidate its assets, pay all of its liabilities, distribute any remaining cash to its preferred shareholders and ultimately dissolve within the next year.


Consumers  Financial  Corporation                                        Page 13
Form  10-Q                                                       June  30,  2002

Under those circumstances, the effects of inflation on the Company are not material. If the Company is acquired pursuant to the Option Agreement, the effects of inflation on the Company may change.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at June 30, 2002 and December 31, 2001, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.


Consumers  Financial  Corporation                                        Page 14
Form  10-Q                                                       June  30,  2002

                           PART II. OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS

          Except for the matters discussed in Note 5 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, the registrant is not involved in any pending legal proceedings other than routine litigation incidental to the normal conduct of its business nor have any such proceedings been terminated during the three months ended June 30, 2002. As discussed in Note 7 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, in August 2002, the registrant settled certain litigation involving a claim against a former tenant. The settlement also resolved a counterclaim the defendant had filed against the registrant.

ITEM  2.  CHANGES  IN  SECURITIES

          During the three months ended June 30, 2002, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends. As discussed in Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the registrant is prohibited from paying dividends on its common stock so long as the deficiency in the sinking fund for the preferred stock exists.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

          As of June 30, 2002, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on its preferred stock. However, see Note 6 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q for information regarding the deficiency in the sinking fund for the preferred stock.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          No matters were submitted to a vote of the stockholders of the registrant during the three months ended June 30, 2002.

ITEM  5.  OTHER  INFORMATION

          None


Consumers  Financial  Corporation                                        Page 15
Form  10-Q                                                       June  30,  2002

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


                                    Part II
                                    -------
               ( 2)  Plan  of  acquisition,  reorganization,  arrangement, liquidation  or  succession  (i)
               ( 3)  Articles  of  incorporation  and  by-laws  (i)
               ( 4)  Instruments  defining  the  rights  of  security  holders, including  indentures  (i)
               (10)  Material  contracts  (ii)
               (22)  Published  report  regarding matters submitted to a vote of security  holders  (ii)
               (23)  Consents of experts and counsel (excluding accountants)(ii)
               (24)  Power  of  attorney  (ii)
               (99.1) Certificate of Chief Executive Officer (iii)
               (99.2) Certificate of Chief Financial Officer (iii)

                    (i) Information or document provided in previous filing with the Commission
                    (ii)  Information  or  document not applicable to registrant
                    (iii) Information  or  document included as exhibit to this
                          Form 10-Q. Any exhibits to such information or document are not included herein.

          (b) On June 25, 2002, the Company filed a Form 8-K disclosing the sale of the Company's wholly-owned subsidiary, Consumers Life Insurance Company, for cash in the amount of $1,549,000 and the assumption by the buyer of a $132,000 liability.


Consumers  Financial  Corporation                                        Page 16
Form  10-Q                                                       June  30,  2002

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CONSUMERS  FINANCIAL  CORPORATION
                               ---------------------------------
                               Registrant




Date  August  13,  2002        By  /S/   James  C. Robertson
      -----------------            ---------------------------------------------
                                   James  C.  Robertson
                                   President  and  Chief  Executive  Officer




Date  August  13, 2002         By  /S/   R. Fredric Zullinger
         -------------             ---------------------------------------------
                                   R.  Fredric  Zullinger
                                   Senior Vice President and
                                   Chief Financial Officer


Consumers  Financial  Corporation                                        Page 17
Form  10-Q                                                       June  30,  2002