Form 10-Q
period 2002-09-30
CONSUMERS FINANCIAL CORP
filed 2002-11-19
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR

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

                               Yes    X         No
                                     ---             ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Outstanding  at
     Class  of  Common  Stock                           November  14,  2002
     ------------------------                           -------------------
       $.01  Stated  Value                              5,276,810  shares

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS


                                                                     PAGE
     PART  I.  FINANCIAL  INFORMATION                               NUMBER
     --------------------------------                               ------

Item 1. Consolidated  Financial  Statements:

        Balance Sheets - September 30, 2002 and
          December 31, 2001                                              3

        Statements of Operations and Comprehensive Income
          - For the Nine and Three Months Ended September
          30, 2002 and 2001                                              4

        Statements of Cash Flows - For the Nine Months
          Ended September 30, 2002 and 2001                              5

        Notes to Financial Statements                               6 - 11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations              12 - 15

Item 3. Quantitative and Qualitative Disclosure
        About Market Risk                                               16

Item 4. Controls and Procedures                                         16

     PART II. OTHER INFORMATION
     --------------------------

Item 1. Legal  Proceedings                                              17

Item 2. Changes  in  Securities                                         17

Item 3. Defaults  upon  Senior  Securities                              17

Item 4. Submission of Matters to a Vote  of Security Holders            17

Item 5. Other  Information                                              17

Item 6. Exhibits  and  Reports  on  Form  8-K                           18

     CERTIFICATIONS
     --------------

Pursuant  to  Section  302  of  Sarbanes-Oxley  Act                  20-21

Pursuant  to  Section  906  of  Sarbanes-Oxley  Act                  22-23


Consumers Financial Corporation                                           Page 2
Form 10-Q                                                     September 30, 2002

                                 PART I. FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                             CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS

                                                                             SEPTEMBER      DECEMBER
                                                                                30,            31,
                                                                               2002           2001
-------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)   (See Note 2)
ASSETS

Current assets:
   Cash and cash equivalents                                                $   236,902   $  1,802,265
   Marketable securities, at fair value (cost, $874,867)                                       929,569
   Receivables                                                                    1,070         14,104
   Prepaid expenses                                                              51,605         38,288
   Other                                                                                        21,675
                                                                            ------------  -------------
          Total current assets                                                  289,577      2,805,901

Restricted cash held in escrow account                                          331,434
Prepaid insurance                                                                52,851
Value of insurance licenses and charter                                                         26,750
                                                                            ------------  -------------
          Total assets                                                      $   673,862   $  2,832,651
                                                                            ============  =============


LIABILITIES, REDEEMABLE PREFERRED STOCK AND
     SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Accounts payable                                                       $     5,515   $     48,545
     Unclaimed property                                                                        159,477
     Severance pay                                                                             177,962
     Preferred dividends payable                                                                96,181
     Other                                                                        1,771          1,224
                                                                            ------------  -------------
          Total liabilities                                                       7,286        483,389
                                                                            ------------  -------------
Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding 2002, 75,326 shares, 2001, 452,614
       shares; redemption amount 2002, $753,260, 2001, $4,526,140               739,209      4,428,381
                                                                            ------------  -------------

Shareholders' equity deficiency:
     Common stock, $.01 stated value, authorized 10,000,000
       shares; issued and outstanding, 2002, 5,276,810 shares,
       2001, 2,576,810 shares                                                    52,768         25,768
     Capital in excess of stated value                                        8,938,865      6,745,052
     Deficit                                                                 (9,064,266)    (8,904,641)
     Accumulated other comprehensive income, net unrealized
       appreciation of debt securities                                                          54,702
                                                                            ------------  -------------
          Total shareholders' equity deficiency                                 (72,633)    (2,079,119)
                                                                            ------------  -------------


          Total liabilities, redeemable preferred stock and shareholders'
            equity deficiency                                               $   673,862   $  2,832,651
                                                                            ============  =============

                             See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 3
Form 10-Q                                                     September 30, 2002

                             CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                        AND COMPREHENSIVE INCOME
                                              (UNAUDITED)



                                                               NINE MONTHS      NINE MONTHS    THREE MONTHS     THREE MONTHS
                                                                 ENDED            ENDED            ENDED            ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2002             2001             2002             2001
------------------------------------------------------------------------------------------------------------------------------
                                                                               (See Note 2)                      (See Note 2)
  Non-operating revenues:

      Net investment income                                  $       44,295   $      122,705   $        6,320  $       33,243

      Net realized investment gains                                 242,480
      Other income:
         Proceeds from settlement of litigation                     255,000                           255,000
         Miscellaneous                                               41,192           91,255              222           7,124
                                                             ---------------  ---------------  ---------------  --------------
                                                                    582,967          213,960          261,542          40,367
                                                             ---------------  ---------------  ---------------  --------------

  Non-operating expenses:
     Salaries and employee benefits                                 123,080          132,616           33,507          44,514
                                                                     96,920
     Professional fees                                                               121,632           34,787          37,325

     Other fees                                                      55,817           17,950            7,144           6,981

     Insurance                                                       64,537           34,176           38,730          12,050

     Litigation settlement costs                                                     216,000                          216,000

     Write-down of value of insurance licenses                                        80,250                           27,250

     Taxes, other than income                                        22,114           38,727            6,159          10,329

     Miscellaneous                                                   56,610           74,578           17,326          18,143
                                                             ---------------  ---------------  ---------------  --------------
                                                                    419,078          715,929          137,653         372,592
                                                             ---------------  ---------------  ---------------  --------------

  Income (loss) before income taxes                                 163,889         (501,969)         123,889        (332,225)

  Income taxes
                                                             ---------------  ---------------  ---------------  --------------
  Net income (loss)                                                 163,889         (501,969)         123,889        (332,225)

  Other comprehensive income, change in
                unrealized appreciation of debt securities          (54,702)          40,692                           38,473
                                                             ---------------  ---------------  ---------------  --------------

  Comprehensive income (loss)                                $      109,187        ($461,277)  $      123,889       ($293,752)
                                                             ===============  ===============  ===============  ==============

  Per share data:
     Basic and diluted loss per common share                         ($0.05)          ($0.31)            ----          ($0.17)
                                                             ===============  ===============  ===============  ==============
     Weighted average number of common
          shares outstanding                                      2,909,419        2,577,883        3,574,636       2,577,291
                                                             ===============  ===============  ===============  ==============

                                     See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 4
Form 10-Q                                                     September 30, 2002

                           CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)


                                                                     NINE MONTHS     NINE MONTHS
                                                                        ENDED           ENDED
                                                                    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2002             2001
----------------------------------------------------------------------------------------------------
                                                                                       (See Note 2)

Cash flows from operating activities:

     Net income (loss)                                             $      163,889        ($501,969)
                                                                   ---------------  ---------------
     Adjustments to reconcile net income (loss) to cash
          used in operating activities:
             Collection of receivable from joint venture partner                           287,441
             Change in receivables                                         21,431           25,529
             Change in prepaid expenses                                   (13,317)         (11,637)
             Gain on sale of investments                                  (56,448)
             Gain on sale of insurance licenses                          (178,483)
             Write-down of value of insurance licenses                                      80,250
             Payment of employee severance liability                     (177,962)
             Change in other liabilities                                  (69,841)        (135,980)
             Other                                                        (53,439)         (10,813)
                                                                   ---------------  ---------------
             Total adjustments                                           (528,059)         234,790
                                                                   ---------------  ---------------
     Net cash used in operating activities                               (364,170)        (267,179)
                                                                   ---------------  ---------------
Cash flows from investing activities:
     Proceeds from sale of investments                                    945,181           24,600
     Proceeds from sale of insurance licenses, net of
       selling expenses of $44,767 and liability assumed
       by buyer of $132,120                                                73,113
     Cash deposited into preferred stock escrow account                  (331,434)
                                                                   ---------------  ---------------
     Net cash provided by investing activities                            686,860           24,600
                                                                   ---------------  ---------------

Cash flows from financing activities:
     Purchase of redeemable preferred stock                            (1,660,067)         (11,896)
     Cash dividends to preferred shareholders                            (335,986)        (289,392)

     Proceeds from issuance of common stock                               108,000
                                                                   ---------------  ---------------
     Net cash used in financing activities                             (1,888,053)        (301,288)
                                                                   ---------------  ---------------

Net decrease in cash                                                   (1,565,363)        (543,867)

Cash at beginning of period                                             1,802,265        2,478,716
                                                                   ---------------  ---------------

Cash at end of period                                              $      236,902   $    1,934,849
                                                                   ===============  ===============

                            See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 5
Form 10-Q                                                     September 30, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


1.   OVERVIEW AND BASIS OF ACCOUNTING:

     The operating losses incurred by the Company from 1993 to 1997 significantly reduced its net worth and liquidity position. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since 1998, the Company has had no business operations and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses.

     In March 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, as discussed more fully in Note 3, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group (CFC Partners), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002, the option was exercised and 2,700,000 new common shares (approximately 51.2% of the outstanding shares) were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued.

     As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting for the period from March 25, 1998 to August 28, 2002. Under this basis of accounting, assets were stated at their estimated net realizable values and liabilities were stated at their anticipated settlement amounts. As a result of the acquisition of the Company by CFC Partners and the related termination of the Plan of Liquidation, effective August 29, 2002, the Company re-adopted accounting principles applicable to going concern entities. Furthermore, as discussed in Note 2, the Company has restated its liquidation-basis financial statements for prior periods to conform such statements to the current presentation.

     The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life) until June 19, 2002 when Consumers Life was sold.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the nine and three months ended September 30, 2002 and 2001 and the changes in its cash flows for the nine months ended September 30, 2002 and 2001.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial


Consumers Financial Corporation                                           Page 6
Form 10-Q                                                     September 30, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

1.   OVERVIEW AND BASIS OF ACCOUNTING (CONTINUED):

     statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Form 10-K.

     The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   RESTATEMENT OF FINANCIAL STATEMENTS:

     In connection with the acquisition of the Company by CFC Partners on August 28, 2002, as described in Note 3, and the related termination of the Plan of Liquidation, the Company re-adopted accounting principles applicable to going-concern entities as of that date. The Company's consolidated financial statements had been prepared using a liquidation basis of accounting since March 25, 1998 when the Plan of Liquidation was approved by the Company's shareholders. In order to provide comparative financial information, the Company has restated its liquidation-basis financial statements for prior periods to conform to the current presentation which utilizes accounting principles applicable to going-concern entities. Accordingly, in the accompanying consolidated financial statements, the Statement of Net Assets in Liquidation as of December 31, 2001 and the
     Statement of Changes in Net Assets in Liquidation for the nine and three months ended September 30, 2001, as originally prepared on a liquidation basis of accounting, have been replaced by a Balance Sheet, Statement of Operations and Statement of Cash Flows.

     At December 31, 2001, the Company's net assets in liquidation, as originally reported, were zero. For the nine and three months ended September 30, 2001, the Company originally reported an excess of expenses over revenues of $422,000 and $305,000, respectively.

3.   ACQUISITION  OF  THE  COMPANY:

     On August 28, 2002, CFC Partners exercised its option to acquire 2,700,000 shares of the Company's common stock. The option was granted to CFC Partners through an option agreement dated February 13, 2002. The option price of $108,000 had previously been deposited by CFC Partners into an escrow account held by the Company. The newly issued shares represent approximately 51.2% of the outstanding common stock of the Company. Under Pennsylvania laws, these new shares have no voting rights until CFC Partners obtains the required approval from the remaining common shareholders (see Note 10).

     At an August 28 meeting of the Board of Directors, Donald J. Hommel, the President of CFC Partners, was appointed as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, the Company's officers resigned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, the Company's two Directors, other than Mr. Hommel,


Consumers Financial Corporation                                           Page 7
Form 10-Q                                                     September 30, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

3.   ACQUISITION OF THE COMPANY (CONTINUED):

     also resigned as planned. At a subsequent meeting of the Board of Directors, an additional Director was appointed to fill an existing vacancy and additional officers were elected.

     In connection with the issuance of the new shares to CFC Partners, the Board of Directors also terminated the Plan of Liquidation. The Board had previously determined that selling the Company for its value as a "public company shell" was a better alternative for the shareholders than the Plan of Liquidation, inasmuch as the common shareholders were not expected to receive any distribution in a liquidation of the Company. The preferred shareholders were given an opportunity to exchange their shares for cash in a tender offer completed by the Company on August 23, 2002 (see Note 8).

     CFC Partners has indicated that it intends to pursue strategic alliances as well as a merger or combination of existing businesses with the Company. In connection with strategic alliances, the Company will initially focus on partnering with companies specializing in construction management and real estate development. In furtherance of its plans for the construction management business, CFC Partners is planning to establish, through the Company or a to-be-formed subsidiary of the Company, a dealer network for the sale of residential and commercial conservatories manufactured in the United Kingdom. With respect to the real estate development business, which would also be operated through a to-be-formed subsidiary of the Company, CFC Partners initially intends to acquire residential apartment and commercial office buildings in the states of Illinois and New York. These properties would be upgraded as necessary to enhance their value and, where possible, converted into either co-op or condominium units. This plan would be expanded to other metropolitan locations in the future.

4.   RESTRICTED  ASSETS

     As required by the terms of the option agreement with CFC Partners, the Company deposited $331,434 (representing the tender price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the preferred shareholders. At September 30, 2002, these assets consisted entirely of cash.

5.   SALE  OF  STOCK  OF  CONSUMERS  LIFE:

     On June 19, 2002, the Company completed the sale of Consumers Life, its only remaining subsidiary, to Black Diamond Insurance Group, Inc., a Delaware corporation. The purchaser paid the Company $1,549,000 in cash and assumed a $132,000 liability in connection with its acquisition of the Consumers Life stock. The cash proceeds consisted of $1,299,000 for the value of the underlying net assets of the


Consumers Financial Corporation                                           Page 8
Form 10-Q                                                     September 30, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

5.   SALE OF STOCK OF CONSUMERS LIFE (CONTINUED):

     subsidiary plus $250,000 for its state insurance licenses. The sale transaction was approved by the Delaware Insurance Department on June 5, 2002.

6.   INCOME  TAXES:

     Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2002 and December 31, 2001, the Company had no material deferred tax liabilities. At September 30, 2002, the Company's only deferred tax assets consisted of (i) $2,001,000 arising from net operating loss carry forwards and (ii) $4,457,000 arising from capital loss carry forwards which are the result of the sale of the stock of Consumers Life. These deferred tax assets, which totaled $6,458,000, have been fully offset by a valuation allowance. At December 31, 2001, the Company's only material deferred tax asset related to net operating loss carry forwards. This deferred tax asset, which totaled $2,013,000, was also fully offset by a valuation allowance.

     No provision has been made in the consolidated financial statements for income taxes on pre-tax income or on net unrealized appreciation of debt securities because of the above referenced operating loss and capital loss carry forwards, which have been fully offset by a valuation allowance.

7.   COMMITMENTS  AND  CONTINGENCIES:

     Certain claims have been filed or are pending against the Company. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the financial condition or future operating results of the Company. The Company has taken certain income tax positions in previous years that it believes are appropriate. If such positions were to be successfully challenged by the Internal Revenue Service, the Company could incur additional income taxes as well as interest and penalties. Management believes that the ultimate outcome of any such challenges will not have a material effect on the Company's financial statements.

     In August 2002, the Company settled a claim it had against a former tenant for unpaid rent and other losses incurred by the Company as a result of the tenant's alleged breach of the lease agreement. This settlement also resolved an immaterial counterclaim the defendant had filed against the Company. The settlement resulted in the receipt by the Company of $55,000. Prior to the collection of this amount, the Company did not reflect any amount due from the former tenant in its financial statements because of the uncertainty as to both the amount which might be received and the collectability of such amount.


Consumers Financial Corporation                                           Page 9
Form 10-Q                                                     September 30, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

8.   REDEEMABLE PREFERRED STOCK:

     On August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares outstanding) at $4.40 per share plus accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

     The terms of the redeemable preferred stock require the Company to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank trust account for the benefit of the remaining preferred shareholders (see Note 4).


Consumers Financial Corporation                                          Page 10
Form 10-Q                                                     September 30, 2002

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)

9.   PER SHARE INFORMATION:

                                                               NINE MONTHS     NINE MONTHS     THREE MONTHS     THREE MONTHS
                                                                  ENDED           ENDED            ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2002             2001            2002             2001
                                                             ---------------  --------------  ---------------  --------------

Net income (loss)                                            $      163,889       ($501,969)  $      123,889       ($332,225)
Preferred stock dividends                                          (239,806)       (289,391)         (47,445)        (96,180)
Accretion of carrying value of  preferred stock                     (83,708)        (14,210)         (74,821)         (4,915)
                                                             ---------------  --------------  ---------------  --------------

Numerator for basic loss per share - income
            (loss) attributable to common shareholders             (159,625)       (805,570)           1,623        (433,320)

Effect of dilutive securities                                             0               0                0               0
                                                             ---------------  --------------  ---------------  --------------

Numerator for diluted loss per share                              ($159,625)      ($805,570)  $        1,623       ($433,320)
                                                             ===============  ==============  ===============  ==============

Denominator for basic loss per share -
            weighted average shares outstanding                   2,909,419       2,577,883        3,574,636       2,577,291
Effect of dilutive securities                                             0               0                0               0
                                                             ---------------  --------------  ---------------  --------------

Denominator for diluted loss per share                            2,909,419       2,577,883        3,574,636       2,577,291
                                                             ===============  ==============  ===============  ==============

Basic and diluted loss per common share                              ($0.05)         ($0.31)            ----          ($0.17)
                                                             ===============  ==============  ===============  ==============

10.  SUBSEQUENT EVENT:

     On November 18, 2002, the Company filed preliminary proxy solicitation materials with the Securities and Exchange Commission in connection with a Special Meeting of shareholders to be held January 9, 2003. At the Special Meeting, the Company's common shareholders will be asked to consider and vote upon a proposal to reinstate the voting rights of the 2,700,000 shares of common stock owned by CFC Partners. Because these shares represent more than 20% of the total outstanding shares of the Company, under Pennsylvania law, CFC Partners is not entitled to vote the shares with respect to any matters unless and until the voting rights of the shares are reinstated by the affirmative vote of the majority of the Company's outstanding common shares (excluding the shares held by CFC Partners).


Consumers Financial Corporation                                          Page 11
Form 10-Q                                                     September 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's financial condition at September 30, 2002 and its results of operations for the nine and three months ended September 30, 2002 is presented below. Information relating to the nine and three months ended September 30, 2001 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2001 Form 10-K.

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

                                   OVERVIEW

     At a special meeting of shareholders held on March 24, 1998, the Company's preferred and common shareholders approved the sale of the Company's credit insurance and related products business, which was the Company's only remaining business operation. In connection with the sale of its in force credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries. At the special meeting, the shareholders also approved a Plan of Liquidation and Dissolution (the Plan of Liquidation), pursuant to which the Company would be liquidated and dissolved.

     The Plan of Liquidation permitted the Board of Directors to continue to consider other alternatives to liquidating the Company. Because the common shareholders would not receive a distribution under the plan of liquidation and dissolution, and the preferred shareholders would receive less than the full liquidation value of their shares, the Board of Directors determined that selling the Company for its value as a "public company shell" was a better alternative for the common and preferred shareholders than liquidating the Company. Accordingly, in August 2001, the Company sent request for proposal letters to several investor groups that had expressed an interest in acquiring the Company and issued a press release soliciting similar offers. In October 2001, the Board of Directors met to consider three offers which were received, one of which was from CFC Partners, Ltd. (CFC Partners). Following its review of each offer, the Board determined that the offer from CFC Partners was the best offer. In February 2002, the Company and CFC Partners entered into an option agreement which permitted CFC Partners to acquire a 51.2% interest in the Company at $.04 per share. The option held by CFC Partners was exercisable within 15 business days following the completion by the Company of a tender offer to the preferred shareholders. The completion of this tender offer was, in turn, dependent on the sale of the Company's remaining insurance subsidiary, since substantially all of the Company's assets were held by the subsidiary and state insurance laws would not permit the withdrawal of those assets.


Consumers Financial Corporation                                          Page 12
Form 10-Q                                                     September 30, 2002

     In June 2002, the Company completed the sale of the insurance subsidiary. In July 2002, the Board of Directors approved a tender offer to the Company's preferred shareholders at a price of $4.40 per share, and on July 19, 2002, tender offer materials were mailed to the holders of the preferred stock. On August 23, 2002, the Company purchased 377,288 shares of preferred stock, or 83.4% of the total preferred shares outstanding, from those shareholders who elected to tender their shares.

     On August 28, 2002, the Board of Directors terminated the Plan of Liquidation and authorized the issuance of 2,700,000 shares of common stock to CFC Partners. Donald J. Hommel, the president of CFC Partners, was also appointed as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, the Company's officers resigned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, James C. Robertson and John E. Groninger, who had been Directors of the Company for more than 30 years, also resigned.

     On October 17, 2002, the Board of Directors appointed Shalom S. Maidenbaum, Esq. as an additional Director of the Company to fill an existing vacancy on the Board. In addition, the Directors elected Mr. Hommel as the Company's Treasurer and Mr. Maidenbaum as the Company's Vice President and Secretary.

     As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting for the period from March 25, 1998 to August 28, 2002. Under this basis of accounting, assets were stated at their estimated net realizable values and liabilities were stated at their anticipated settlement amounts. As a result of the transaction with CFC Partners and the related termination of the Plan of Liquidation, effective August 29, 2002, the Company re-adopted accounting principles applicable to going concern entities. Furthermore, as discussed in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q, the Company has restated its liquidation-basis financial statements for prior periods to conform such statements to the current presentation.

     At September 30, 2002, the Company had no business operations. CFC Partners intends to pursue strategic alliances, as well as a merger or combination of existing businesses with the Company. With respect to its plans for strategic alliances, the Company will initially focus on partnering with companies specializing in construction management and real estate development.

     At September 30, 2002, the Company's shareholders' equity deficiency totaled $72,633 compared to a shareholders' equity deficiency of $2,079,119 at December 31, 2001. For the first nine months of 2002, the Company's net income was $163,889 and dividends to preferred shareholders totaled $239,806.

                         RESULTS  OF  OPERATIONS

     A discussion of the material factors which affected the Company's results of operations for the nine and three months ended September 30, 2002 and 2001 is presented below.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

     For the nine months ended September 30, 2002, the Company reported net income of $163,889 (a loss of $.05 per share because of preferred dividends) compared to a net loss of $501,969 ($.31 per share) in the same period of 2001.


Consumers Financial Corporation                                          Page 13
Form 10-Q                                                     September 30, 2002

The 2002 results were positively impacted by a $242,480 gain on the sale of the Company's life insurance subsidiary and $255,000 in proceeds received from the settlement of litigation and other disputes. The gain from the sale of the insurance subsidiary includes a $178,483 gain from the sale of the insurance licenses and the charter, a $56,448 gain from the transfer of appreciated bonds to the buyer and $7,549 in other gains. Prior to the collection of the $255,000 in settlement proceeds, the Company had not reflected any amounts due from the other parties in its financial statements because of the uncertainty as to both the amounts which might be received and the collectability of such amounts. Offsetting these non-recurring revenues were (i) a decline in investment income (from $122,705 last year to $44,295 in 2002) due to both a decrease in the Company's invested asset base and a decline in short-term interest rates, (ii) an increase in insurance costs (from $34,176 in 2001 to $64,537 in 2002) and a $37,867 increase in other fees, primarily due to a $29,117 fee paid to the custodian of the Company's retirement plan in connection with the termination of a guaranteed investment contract held by the plan.

     The Company's results in 2001 were adversely affected by a $216,000 charge related to the settlement of certain litigation matters and an $80,250 write-down of the value of the state licenses and charter of the insurance subsidiary, based on the Company's assessment at that time that the subsidiary would be liquidated rather than sold.

     For the nine months ended September 30, 2001, the Company originally reported an excess of expenses over revenues of $421,719 under the liquidation basis of accounting. This amount differs from the $501,969 of net income being reported in the accompanying consolidated financial statements by $80,250, which is the amount of the write-down of the value of the insurance licenses and charter referred to above. Under liquidation accounting, this amount was treated as an adjustment of assets to estimated net realizable value and was not included in the determination of the excess of expenses over revenues.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

     The Company's net income for the third quarter of 2002 was $123,889 (less than $.01 per share) compared to a net loss of $332,225 ($.17 per share) in the third quarter of 2001. The $255,000 in settlement proceeds, as discussed above, was a significant factor in the level of net income reported for the third quarter of 2002. For the same period in 2001, the Company reported a $216,000 charge in connection with the settlement of certain litigation matters, as well as a $27,250 write-down of the value of the state insurance licenses and charter.

                             FINANCIAL  CONDITION

CAPITAL  RESOURCES

     The  Company  currently  has  no  commitments for any capital expenditures.
However, if the Company develops certain planned strategic alliances or identifies a target company to be merged or otherwise combined with the Company, the Company's plans regarding capital expenditures and related commitments are likely to change.

     For the nine months ended September 30, 2002, the Company's cash and cash equivalents decreased by $1,565,363 (from $1,802,265 at the beginning of the year to $236,902 at September 30, 2002. The decrease is principally the result of the Company's tender offer to its preferred shareholders. In August 2002, the Company paid $1,660,067 to acquire the 377,288 shares which were tendered.


Consumers Financial Corporation                                          Page 14
Form 10-Q                                                     September 30, 2002

The Company also paid $335,986 in dividends to the preferred shareholders. (As a result of the tender offer, the Company's current preferred dividend requirement has been reduced from $96,180 per quarter to $16,007). Further, in connection with the acquisition of a majority interest in the Company by CFC Partners, the Company deposited cash in the amount of $331,434 into a bank escrow account for the benefit of the preferred shareholders who did not tender their shares. These decreases in available cash were partially offset by $945,181 in proceeds received from the sale of bonds which were transferred to the buyer of the Company's insurance subsidiary.

     The Company's shareholders' equity deficiency decreased significantly during the nine months ended September 30, 2002. The deficiency totaled $2,079,119 at the end of 2001 compared to a deficiency of $72,633 at September 30, 2002. The reduction in the amount of the deficiency is principally due to the Company's purchase of 377,288 shares of its preferred stock in August 2002 at $4.40 per share, which was less than the $9.78 per share carrying value of such shares at the end of 2001. Net income of $163,889 further reduced the deficiency, but was more than offset by preferred shareholder dividends for the period of $239,806.

LIQUIDITY

     Historically, the Company's subsidiaries met most of their cash requirements from funds generated from operations, while the Company generally relied on its principal operating subsidiaries to provide it with sufficient cash funds to maintain an adequate liquidity position. While the Company was in liquidation, its principal sources of cash funds were investment income and proceeds from the sales of non-liquid assets. In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002.

     Because the Company currently has no business operations, the adequacy of the Company's liquidity position in the future will be dependent on its ability to form strategic alliances with existing businesses or to acquire and/or develop businesses with meaningful revenues and positive cash flows. The Company currently has minimal cash resources. However, management believes that new cash revenue sources will be developed before the Company's current cash funds have been depleted.

REDEEMABLE  PREFERRED  STOCK

     On August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares outstanding) at $4.40 per share plus $47,445 in accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

     The terms of the redeemable preferred stock require the Company to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank trust account for the benefit of the remaining preferred shareholders (see Note 4 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-Q).


Consumers Financial Corporation                                          Page 15
Form 10-Q                                                     September 30, 2002

ITEM  3.         QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at September 30, 2002 and December 31, 2001, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

ITEM  4.          CONTROLS  AND  PROCEDURES

     The Company's President and Chief Executive Officer/Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon this evaluation, the Company's President and Chief Executive Officer/Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

     There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.


Consumers Financial Corporation                                          Page 16
Form 10-Q                                                     September 30, 2002

                           PART II. OTHER INFORMATION


ITEM  1.       LEGAL  PROCEEDINGS

               Except for the matters discussed in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q, the registrant is not involved in any pending legal proceedings other than routine litigation incidental to the conduct of its previous business, nor have any such proceedings been terminated during the three months ended September 30, 2002.

ITEM  2.       CHANGES  IN  SECURITIES

               During the three months ended September 30, 2002, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends.

ITEM  3.       DEFAULTS  UPON  SENIOR  SECURITIES

               As of September 30, 2002, the registrant was not in default in the payment of principal, interest or in any other manner on any indebtedness and was current with all its accounts. In addition, there was no arrearage in the payment of dividends on the registrant's preferred stock. The quarterly dividend payable to the registrant's preferred shareholders on October 1, 2002 was declared by the Board of Directors on October 17, 2002 and paid November 7.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

               No matters were submitted to a vote of the stockholders of the registrant during the three months ended September 30, 2002. See
               Note 10 of the Notes to Consolidated Financial Statements regarding a planned special meeting of shareholders for the purpose of considering and voting upon a proposal to reinstate the voting rights of the 2,700,000 shares of Company's common stock held by CFC Partners.

ITEM  5.       OTHER  INFORMATION

               None


Consumers Financial Corporation                                          Page 17
Form 10-Q                                                     September 30, 2002

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits:
                                     Part I
                                     ------
               (11) Statement re computation of per share earnings (iv)
               (15) Letter re unaudited interim financial information (ii)
               (18) Letter re change in accounting principles (ii)
               (19) Report furnished to security holders (ii)
               (23) Consents of accountants (ii)

                                    Part II
                                    --------
                (2) Plan of acquisition, reorganization, arrangement,
                      liquidation or succession (i)
                (3) Articles of incorporation and by-laws (i)
                (4) Instruments defining the rights of security holders,
                      including indentures (i)
               (10) Material contracts (ii)
               (22) Published report regarding matters submitted to a vote of security holders (ii)
               (23) Consents of experts and counsel (excluding accountants) (ii)
               (24) Power of attorney (ii)
             (99.1) Certification of Chief Executive Officer (Section 302 of
                      Sarbanes-Oxley Act) (iii)
             (99.2) Certification of Chief Financial Officer (Section 302 of
                      Sarbanes-Oxley Act) (iii)
             (99.3) Certification of Chief Executive Officer (Section 906 of
                      Sarbanes-Oxley Act) (iii)
             (99.4) Certification of Chief Financial Officer (Section 906 of
                    Sarbanes-Oxley Act) (iii)

                    (i)  Information or document provided in previous filing
                           with the Commission
                    (ii) Information or document not applicable to registrant
                   (iii) Information or document included as exhibit to this
                           Form 10-Q. Any exhibits to such information or document are not included herein.
                    (iv) Information contained in consolidated financial
                           statements or related notes

          (b) On September 4, 2002, the Company filed a Form 8-K announcing that CFC Partners, Ltd. had acquired a 51.2% interest in the common stock of the Company on August 28, 2002 through the issuance of 2,700,000 authorized but previously unissued shares. The Form 8-K further disclosed that at a meeting of the Company's Board of Directors held on August 28, 2002, the following actions were taken in connection with the issuance of the new shares: (i) Donald J. Hommel, the president of CFC Partners, was appointed as a Director of the Company to fill an existing vacancy on the Board, (ii) the Board accepted the resignations of the Company's officers, (iii) Mr. Hommel was named as the Company's president and chief executive officer and (iv) James C. Robertson and John
               E.  Groninger  resigned  as  Directors  of  the  Company.


Consumers Financial Corporation                                          Page 18
Form 10-Q                                                     September 30, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CONSUMERS  FINANCIAL  CORPORATION
                                        ---------------------------------
                                           Registrant




Date   November 18, 2002                By /S/   Donald J. Hommel
       -----------------                   -------------------------------------
                                           Donald  J.  Hommel
                                           President and Chief Executive Officer




Date   November 18, 2002                By /S/   Donald J. Hommel
       -----------------                   -------------------------------------
                                           Donald  J.  Hommel
                                           Chief  Financial  Officer




Consumers Financial Corporation                                          Page 19
Form 10-Q                                                     September 30, 2002