Form 10-K
period 2002-12-31
CONSUMERS FINANCIAL CORP
filed 2003-04-14
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                         COMMISSION FILE NUMBER: 0-2616

                        CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                           23-1666392
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1525 Cedar Cliff Drive, Camp Hill, PA                              17011
(Address of principal executive offices)                         (Zip Code)

                                 (717) 730-6306
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                        Name of each exchange on which
   --------------------                        ------------------------------
registered
----------
           None                                        Not listed

Securities registered pursuant to Section 12(g) of the Act:

    Title of each class                    Name of each exchange on which
    -------------------                    ------------------------------
registered  Common stock (no par; voting)              Not listed
----------
 8 1/2% Preferred Stock Series A
   (par value $1.00 per share; non-voting)             Not listed

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days.       Yes  xx        No
                                                          --           --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Based on the average of the closing bid and asked prices on June 28, 2002, the aggregate market value of common stock held by non-affiliates of the registrant was $322,101.

                                     PART I

ITEM 1.   BUSINESS

                                    GENERAL

     Consumers Financial Corporation (the Company) was formed in 1966 as 20th Century Corporation (a Pennsylvania corporation) and adopted its present name in 1980. The Company was an insurance holding company which, until late 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. The Company operated through various wholly-owned subsidiaries since it was formed; however, as of December 31, 2002, all of these subsidiaries had either been sold or liquidated and dissolved. From 1992 through 1997, the Company also sold all of its inforce insurance policies to various third party insurers.

     On March 24, 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation), pursuant to which the Company would be liquidated and dissolved. The Plan of Liquidation permitted the Board of Directors to continue to consider other alternatives to liquidating the Company if such alternatives were deemed by the Board to be in the best interest of the Company and its shareholders. It became apparent to the Board during 2001 that the common shareholders would not receive any distribution under the Plan of Liquidation, and the preferred shareholders would receive less than the full liquidation value of their shares. Consequently, the Board concluded that selling the Company for its value as a "public company shell" was a better alternative for the common and preferred shareholders than liquidating the Company. Accordingly, in August 2001, the Company sent request for proposal letters to several investor groups that had expressed an interest in acquiring the Company, and also issued a press release soliciting similar offers. In October 2001, the Board of Directors met to consider three offers which were received, one of which was from CFC Partners, Ltd. (CFC Partners). Following its review of each offer, the Board determined that the offer from CFC Partners was the best offer. In February 2002, the Company and CFC Partners entered into an option agreement (the Option Agreement) which permitted CFC Partners to acquire a 51.2% interest in the Company's common stock for $108,000, or $.04 per share. The purchase price was deposited into an escrow account held by the Company in March 2002.

     The option held by CFC Partners was exercisable within 15 business days following the completion by the Company of a tender offer to its preferred shareholders. The completion of the tender offer was, in turn, dependent on the sale of the Company's remaining insurance subsidiary, since substantially all of the Company's assets were held by that subsidiary and state insurance laws would not permit the withdrawal of those assets. In June 2002, the Company completed the sale of the insurance subsidiary, and, in August 2002, the Company purchased 377,288 shares of preferred stock (83.4% of the total shares outstanding) from those shareholders who elected to tender their shares.

     On August 28, 2002, CFC Partners exercised its option to acquire a majority of the outstanding common shares of the Company. Accordingly, on that date, the Board of Directors terminated the Plan of Liquidation and authorized the issuance of 2,700,000 shares of common stock to CFC Partners. For additional information regarding the acquisition of the Company by CFC Partners, see Note 4 of the notes to consolidated financial statements appearing elsewhere in this Form 10-K.

     The term "Company", when used herein, refers to Consumers Financial Corporation and its subsidiary unless the context requires otherwise. The Company's executive offices are located at 1525 Cedar Cliff Drive, Camp Hill, Pennsylvania 17011. Its telephone number is (717) 761-4230. The Company also maintains an office at 132 Spruce Street, Cedarhurst, New York 11516. Its New York telephone number is (516) 792-0900.

                                   OPERATIONS

     Prior to the discontinuation of its previous business operations, as discussed above, the Company operated in three industry segments: the Automotive Resource Division, which marketed credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division.

     At December 31, 2002, the Company had no business operations. CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances as well as the merger or combination of existing businesses with the Company. In this regard, the Company will initially focus on partnering with or acquiring companies in the real estate, construction management and medical technology industries.

     With respect to its plans for the real estate business, the Company intends to acquire garden-type apartment complexes, initially in Illinois and New York and later in other locations in the northeastern part of the United States. The Company also expects to become involved in real estate development, initially in the New York area and ultimately in other parts of the Northeast.

     In connection with its construction management business, the Company, through a to-be-formed subsidiary, intends to manage all of its real estate development and other real estate activities. In addition, the Company will pursue the management of outside projects on a select basis.

     With regard to its medical technology business, the Company, through a to-be-formed subsidiary, plans to develop, own and operate positron emission tomography imaging (P.E.T.) centers initially in the New York area and later on a regional basis. The Company is currently negotiating the terms of a potential joint venture with a leading radiologist and operator of multiple radiology centers. The Company is also exploring the possible acquisition of several full service radiology centers in New York.

                                   COMPETITION

     Each of the industry segments in which the Company is planning to operate is highly competitive. Many of the Company's potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. While the Company believes it can successfully compete in selected niche markets in each of industry segments described above, there is no assurance that the Company will be able to develop sufficient revenues and cash flows from these businesses to operate profitably and compete effectively with other companies.

                                   REGULATION

     Each of the industry segments in which the Company is planning to operate is regulated by various laws enacted by federal, state and/or local jurisdictions. The Company intends to develop appropriate internal procedures and will rely on various external advisors to enable it to maintain compliance with all existing laws and regulations. However, there is no assurance of continued compliance if and when current laws and regulations change.

                              EMPLOYEES AND AGENTS

     As of March 15, 2003, the Company had only two employees, who were also officers of the Company. Neither Donald J. Hommel, the Company's president and treasurer, nor Shalom S. Maidenbaum, the Company's secretary, currently receives any compensation from the Company in his capacity as an officer and employee. Mr. Hommel and Mr. Maidenbaum are also Directors of the Company and do receive compensation in their capacity as Directors.

     The Company maintains insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items. There can be no assurance that the Company will be able to continue to obtain such coverage in the future or that it will not experience uninsured losses.


ITEM 2.   PROPERTIES

     Prior to August 2000, the Company maintained its executive and business offices in a building located at 1200 Camp Hill By-Pass, Camp Hill, Pennsylvania. The office building contained approximately 44,000 square feet of office space (approximately 39,000 square feet of leasable space). The Company owned a 50% interest in this building and the other 50% interest was owned by a third-party investor. In August 2000, the Company and its co-owner sold the office building, and the Company reported a gain of approximately $274,000 on the sale transaction.

     From August 2000 until December 2002, the Company leased approximately 1,200 square feet of office space on a month-to-month basis at 1513 Cedar Cliff Drive, Camp Hill, Pennsylvania. The monthly rent for this facility was $1,300. The Company now leases approximately 400 square feet of office space on a month-to-month basis at 1525 Cedar Cliff Drive, Camp Hill, Pennsylvania. The monthly rent for this space is $400. The Company leases an additional 800 square feet of office space in Cedarhurst, New York under a lease which expires on December 31, 2003. The monthly rent for this space is $850 per month. Until
December 2002, the Company also leased approximately 1,100 square feet of warehouse space for the storage of its records. The monthly rent for this space was approximately $650. The Company terminated this lease as of December 31, 2002, and effective January 1, 2003, entered into a month-to-month lease for approximately 550 square feet at a monthly rent of $325. The Company's office space and warehouse space are adequate for its current needs.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is a party to several lawsuits which are ordinary and routine litigation incidental to the business operations it previously conducted. None of these lawsuits is expected to have a materially adverse effect on the Company's financial position or results of operations. See Note 10 of the notes to consolidated financial statements appearing elsewhere in this Form 10-K for additional information concerning litigation matters.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 13, 2002, the Company mailed a proxy statement to its shareholders in connection with a Special Meeting of Shareholders (the Special Meeting). At the Special Meeting, which was held on January 9, 2003, the Company's common shareholders were asked to vote upon a proposal to reinstate the voting rights of the 2,700,000 shares of common stock of the Company owned by CFC Partners. Under Pennsylvania law, the shares issued to CFC Partners were not permitted to vote on any matters unless and until such voting rights were restored by the holders of a majority of the outstanding common shares of the Company, excluding the shares owned by CFC Partners. A total of 1,319,491 shares (or 50.99% of the outstanding shares entitled to vote) voted in favor of the proposal to reinstate the voting rights of the CFC Partners shares, 24,069 shares (.93%) voted against the proposal and 14,633 shares (.57%) voted to abstain with respect to this proposal. As a result of the Special Meeting, the shares of common stock held by CFC Partners now have full voting rights.

                                    PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          STOCKHOLDER  MATTERS

     Consumers Financial Corporation's common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was delisted by NASDAQ for non-compliance with NASDAQ's market value of public float requirements. The Company's convertible preferred stock, series A, was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation and Dissolution on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market. As a result of the acquisition of the Company by CFC Partners, it is the Company's intention to become listed on a national securities exchange.

     Quarterly high and low bid prices for the Company's common and preferred stock, based on information provided by The National Association of Securities Dealers through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.

                             1st      2nd      3rd      4th      1st      2nd      3rd      4th
                           Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                            2002     2002     2002     2002     2001     2001     2001     2001
Common Stock
------------

     High                     0.09     0.22     0.28     0.65     0.02     0.01     0.10     0.08

     Low                      0.03     0.07     0.09     0.15     0.01     0.01     0.01     0.04

Preferred Stock, Series A
-------------------------

     High                     3.70     3.86     4.20     4.00     3.75     3.75     3.00     3.40

     Low                      2.26     3.30     3.86     2.00     3.75     1.62     1.62     2.05

     As of March 14, 2003, there were approximately 6,500 shareholders of record who collectively held 5,276,781 common shares and 35 shareholders of record of the preferred stock who held 75,326 shares. The number of record holders presented above excludes individual participants in securities positions listings.

     Dividends on both the Company's common stock and preferred stock are declared by the Board of Directors. No common stock dividends have been paid since 1994. The payment of dividends on the common stock in the future, if any, will be subordinate to the preferred stock, must comply with the provisions of the Pennsylvania Business Corporation Law and will be determined by the Board of Directors. In addition, the payment of such dividends will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. See Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K for a description of the restrictions on the Company's ability to pay dividends to common shareholders. Dividends on the preferred stock are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share. In January 2003, the Company announced that the Board of Directors had not declared the quarterly dividend due January 1, 2003, and that such dividend would not be paid when due so that the Company could conserve its cash resources.

     On August 28, 2002, the Company issued 2,700,000 new shares of its common stock in connection with the purchase by CFC Partners of a 51.2% interest in the Company. The Company received $108,000, or $.04 per share, as consideration for the issuance of the new shares. The shares issued to CFC Partners have not been registered pursuant to the Securities Act of 1933 (the Act) or any applicable state securities laws, and, consequently, cannot be sold, transferred or otherwise disposed of unless such shares are subsequently registered under the Act or an exemption from registration is available at the time of any sale or transfer.

ITEM 6.   SELECTED  FINANCIAL  DATA

     The following table summarizes certain information contained in or derived from the consolidated financial statements and the notes thereto.

                                 (NOT COVERED BY INDEPENDENT AUDITOR'S REPORT)

                                                               Years Ended December 31,

                                           2002            2001          2000           1999          1998

Non-operating revenues                $      584,589   $   268,369   $    949,066   $ 1,288,147   $ 2,323,447

Non-operating expenses                       527,805       869,196      2,501,146     1,451,183     1,989,372

Income (loss) before income taxes             56,784      (600,827)    (1,552,080)     (163,036)      334,075

Income taxes                                     ---           ---            ---           ---       511,794

Net income (loss)                             56,784      (600,827)    (1,552,080)     (163,036)     (177,719)

Other comprehensive income (loss)            (54,702)       27,539         44,015       (42,656)      (28,218)

Comprehensive income (loss)           $        2,082     ($573,288)   ($1,508,065)    ($205,692)    ($205,937)


Per share data:      (a)

   Basic and diluted loss per
       common share:                          ($0.08)       ($0.39)        ($0.76)       ($0.20)       ($0.24)


  Weighted average number of common
           shares outstanding              3,501,238     2,577,701      2,578,231     2,942,847     2,587,668


                                                                         December 31,

                                                2002          2001           2000          1999          1998

Total assets                          $      597,766   $ 2,832,651   $ 25,304,782   $44,539,301   $62,687,602

Total debt                                       ---           ---            ---           ---           ---

Redeemable preferred stock                   739,949     4,428,381      4,444,197     4,498,107     4,653,899

Shareholders' equity (deficiency)           (196,485)   (2,079,119)    (1,124,157)     (375,129)      543,306

Cash dividends declared per common
     share                                      NONE          NONE           NONE          NONE          NONE


     (a) The per share data presented above has not been adjusted to reflect the effects of a one-for-ten reverse stock split approved by the Company's common shareholders on March 15, 2003 (see Note 13 of the notes to consolidated financial statements appearing elsewhere in this Form 10-K).

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS


     A review of the significant factors which affected the Company's financial condition at December 31, 2002 and its results of operations for the year then ended is presented below. Information relating to 2001 and 2000 is also presented for comparative purposes. This analysis should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

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

     The Plan of Liquidation permitted the Board of Directors to continue to consider other alternatives to liquidating the Company. Because the common shareholders would not receive a distribution under the Plan of Liquidation, and the preferred shareholders would receive less than the full liquidation value of their shares, the Board of Directors determined that selling the Company for its value as a "public company shell" was a better alternative for the common and preferred shareholders than liquidating the Company. Accordingly, in August 2001, the Company sent request for proposal letters to several investor groups that had expressed an interest in acquiring the Company and issued a press release soliciting similar offers. In October 2001, the Board of Directors met to consider three offers which were received, one of which was from CFC Partners, Ltd., a New York investor group (CFC Partners). Following its review of each offer, the Board determined that the offer from CFC Partners was the best offer. In February 2002, the Company and CFC Partners entered into an option agreement which permitted CFC Partners to acquire a 51.2% interest in the Company at $.04 per share. The option held by CFC Partners was exercisable within 15 business days following the completion by the Company of a tender offer to the preferred shareholders. The completion of this tender offer was, in turn, dependent on the sale of the Company's remaining insurance subsidiary, since substantially all of the Company's assets were held by the subsidiary and state insurance laws would not permit the withdrawal of those assets.

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

     On October 17, 2002, the Board of Directors appointed Shalom S. Maidenbaum, Esq. as a Director of the Company to fill an existing vacancy on the Board. In addition, the Directors elected Mr. Hommel as the Company's Treasurer and Mr. Maidenbaum as the Company's Vice President and Secretary. On March 13, 2003, the Board of Directors appointed William T. Konczynin as an additional Director to fill an existing vacancy.

     As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting for the period from March 25, 1998 to August 28, 2002. Under this basis of accounting, assets were stated at their estimated net realizable values and liabilities were stated at their anticipated settlement amounts. As a result of the transaction with CFC Partners and the related termination of the Plan of Liquidation, effective August 29, 2002, the Company re-adopted accounting principles applicable to going concern entities. Furthermore, as discussed in Note 3 of the notes to consolidated financial statements appearing elsewhere in this Form 10-K, the Company has restated its liquidation-basis financial statements for prior periods to conform such statements to the current presentation.

     At December 31, 2002, the Company had no business operations, and its revenues and expenses during the past five years have been non-operating in nature. CFC Partners intends to pursue strategic alliances, as well as a merger or combination of existing businesses with the Company. The Company is initially focusing on joint ventures with or the acquisition of companies in the real estate, construction management and medical technology businesses.

     At December 31, 2002, the Company's shareholders' equity deficiency totaled $196,485 compared to a shareholders' equity deficiency of $2,079,119 at December 31, 2001. For the year ended December 31, 2002, the Company's net income was $56,784 compared to net losses in 2001 and 2000 of $600,827 and $1,552,080, respectively. Dividends to preferred shareholders totaled $255,813, $385,572 and $390,669 in 2002, 2001 and 2000, respectively.


                              RESULTS OF OPERATIONS

     A discussion of the material factors which affected the Company's results of operations for the year ended December 31, 2002 is presented below. Information for 2001 and 2000 is also presented for comparative purposes.

YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2002, the Company reported net income of $56,784, which translates into a loss of $.08 per share after deducting the preferred dividend requirement. The 2002 results were positively impacted by a $242,480 gain on the sale of the Company's life insurance subsidiary and $255,000 in proceeds received from the settlement of litigation and other disputes. The gain from the sale of the insurance subsidiary includes a $178,483 gain from the sale of its insurance licenses and charter, a $56,448 gain from the transfer to the buyer of appreciated bonds held by the subsidiary and $7,549 in other gains. Prior to the collection of the $255,000 in settlement proceeds, the Company had not reflected any amounts due from the other parties in its financial statements because of the uncertainty as to not only the amounts which the Company might be entitled to receive, as determined by the courts or as a result of a settlement between the parties, but also the collectability of such amounts.

     The improved results in 2002 also reflect reductions in salaries and professional fees compared to 2001. Partially offsetting the non-recurring revenues and the reductions in salaries and fees referred to above were (i) a decline in investment income (from $150,301 in 2001 to $45,300 in 2002) due to both a decrease in the Company's invested asset base and a decline in short-term interest rates and (ii) an increase in insurance costs (from $48,066 in 2001 to $78,438 in 2002).

YEAR ENDED DECEMBER 31, 2001

     The  Company's  net  loss for the year ended December 31, 2001 was $600,827
($.39 per share). The Company's results in 2001 were adversely affected by a $216,000 charge related to the settlement of certain litigation matters and an $80,250 write-down of the value of the state licenses and charter of the insurance subsidiary, based on the Company's assessment at that time that the subsidiary would be liquidated rather than sold.

     For 2001, the Company originally reported an excess of expenses over revenues of $520,577 under the liquidation basis of accounting. This amount differs from the $600,827 net loss being reported in the accompanying consolidated financial statements by $80,250, which is the amount of the write-down of the value of the insurance licenses and charter referred to above. Under liquidation accounting, this amount was treated as an adjustment of assets to estimated net realizable value and was not included in the determination of the excess of expenses over revenues.

Year Ended December 31, 2000

     For the year ended December 31, 2000, the Company's net loss totaled $1,552,080 ($.76 per share). The loss in 2000 was principally the result of a $1,554,378 charge for pension expense in connection with the termination of the Company's defined benefit pension plan. Of this amount, $1,122,227 had been established as a liability in prior years through a direct charge to a shareholders' equity account. Consequently, the termination of the pension plan reduced the Company's shareholders' equity in 2000 by only $432,151. The Company also reported approximately $188,000 in charges for the write-down of various receivables. A $273,564 gain from the sale of the Company's home office building and $199,876 in fee revenues from the sale by the Company of its credit insurance customer accounts partially offset the charges discussed above.

     For 2000, the Company originally reported an excess of expenses over revenues of $1,823,225 under the liquidation basis of accounting. This amount differs from the $1,552,080 of net loss being reported in the accompanying consolidated financial statements by $271,145, a large portion of which ($208,782) represents an adjustment to the gain originally reported on the sale of the Company's home office building in 2000. Under liquidation accounting, the carrying value of the building had been increased by $208,782 in 1999 to reflect the estimated net realizable value of the building.


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

     For the year ended December 31, 2002, the Company's cash and cash equivalents decreased by $1,636,507 (from $1,802,265 at the beginning of the year to $165,758 at December 31, 2002). The decrease is principally the result of the Company's tender offer to its preferred shareholders. As discussed more fully below, in August 2002, the Company paid $1,660,067, or $4.40 per share, to acquire the 377,288 shares which were tendered. During 2002, the Company also paid cash dividends in the amount of $335,986 to the preferred shareholders. As a result of the tender offer, the Company's preferred dividend requirement was reduced from $96,180 per quarter to $16,007. Further, in connection with the acquisition of a majority interest in the Company by CFC Partners, the Company deposited cash in the amount of $331,434 into a bank escrow account for the benefit of the preferred shareholders who did not tender their shares. The decreases in unrestricted cash were partially offset by $945,181 in proceeds received from the sale of bonds which were transferred to the buyer of the Company's insurance subsidiary.

     The Company's shareholders' equity deficiency improved significantly during 2002. The deficiency totaled $2,079,119 at the end of 2001 compared to a deficiency of $196,485 at December 31, 2002. The reduction in the amount of the deficiency is primarily due to the Company's purchase of 377,288 shares of its preferred stock at $4.40 per share, which was less than the $9.78 per share carrying value of such shares at the end of 2001. Net income of $56,784 further reduced the deficiency, but was more than offset by preferred shareholder dividends declared for the year of $255,813.

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

     At December 31, 2002, the Company had only $165,758 in cash and cash equivalents. Furthermore, as of that date, the Company had no business operations and no sources of operating revenues. As indicated above, CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The new management of the Company intends to initially focus on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. However, there is no assurance that the Company's efforts in this regard will be successful.

     The adequacy of the Company's liquidity position and its ability to continue as a going concern are dependent on the Company's success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its new businesses are being developed.

REDEEMABLE  PREFERRED  STOCK

     As indicated above, on August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares outstanding) at $4.40 per share plus $47,445 in accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC
Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

     The terms of the redeemable preferred stock require the Company to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank trust account for the benefit of the remaining preferred shareholders (see Note 5 of the notes to consolidated financial statements appearing elsewhere in this Form 10-K).

CRITICAL  ACCOUNTING  POLICIES

     Management has reviewed the Company's accounting policies that are now in effect and has determined that, based on the Company's current non-operating status, there are no accounting policies which are deemed to be highly subjective or require complex judgments.

INFLATION

     Since the Company had no business operations at December 31, 2002, the effects of inflation on the Company are currently minimal. If the Company is successful in its plans to enter the real estate development, construction management and medical technology businesses, the impact of inflation on the Company's future operating results may change.

ITEM 7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT
          MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at December 31, 2002, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


     The management of the Company is responsible for the preparation, integrity and objectivity of the financial information contained in this Form 10-K. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Such statements include informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Financial information presented in this annual report is consistent with that in the financial statements.

     Accounting procedures and related systems of internal control have been established to provide reasonable assurance that the books and records reflect the transactions of the Company and that established policies and procedures are properly implemented by qualified personnel. Such systems are evaluated regularly to determine their effectiveness.

     The consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 have been audited by Stambaugh Ness, PC, independent auditors. Such audits were conducted in accordance with auditing standards generally accepted in the United States of America, and included a review of our internal accounting control structure for the purpose of determining the nature, timing and extent of audit procedures to be performed.

     The Board of Directors monitors the financial and accounting operations of the Company. The Board meets periodically with representatives of its independent auditing firm to discuss the scope of the audit and related reports. The Company's independent auditors have at all times full and free access to the Board of Directors and its Audit Committee, without management present, to discuss any matter that they believe should be brought to the attention of the Board.


Donald J. Hommel
Chairman, Chief Executive Officer
     and Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Board of Directors
Consumers Financial Corporation

     We have audited the accompanying consolidated balance sheets of Consumers Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, shareholders' equity deficiency and cash flows for each of the three years in the period ended December 31, 2002. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     As more fully described in Note 3 to the consolidated financial statements, the Company has restated its liquidation-basis financial statements for periods prior to December 31, 2002 to conform to the current presentation using generally accepted accounting principles applicable to going-concern entities.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a shareholders' equity deficiency at December 31, 2002 and has no operating revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statement schedules at Item 15(a) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. The amounts included in these schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             STAMBAUGH NESS, PC


York, Pennsylvania
April 11, 2003

                                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                             DECEMBER 31, 2002 AND 2001


                                                                                                      2002          2001
                                                                                                                 (See Note 3)
ASSETS
Current assets:
     Cash and cash equivalents                                                                    $   165,758   $  1,802,265
     Marketable securities, at fair value (cost, $874,867)                                                           929,569
     Receivables                                                                                                      14,104
     Prepaid expenses                                                                                  30,420         38,288
     Other                                                                                                            21,675
-----------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                        196,178      2,805,901
-----------------------------------------------------------------------------------------------------------------------------
    Restricted cash held in escrow account                                                            314,225
    Prepaid insurance                                                                                  87,363
    Value of insurance licenses and charter                                                                           26,750
-----------------------------------------------------------------------------------------------------------------------------

          Total assets                                                                            $   597,766   $  2,832,651
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
     SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
     Accounts payable                                                                             $    32,168   $     48,545
     Unclaimed property                                                                                              159,477
     Severance pay                                                                                                   177,962
     Preferred dividends payable                                                                                      96,181
     Other                                                                                             22,134          1,224
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                            54,302        483,389

Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued and outstanding, 2002, 75,326 shares, 2001, 452,614 shares; redemption amount
        2002, $753,260, 2001, $4,526,140                                                              739,949      4,428,381
                                                                                                  ---------------------------

Shareholders' equity deficiency:

     Common stock, $.01 stated value, authorized 10,000,000 shares; issued and
        outstanding 2002, 5,276,781 shares, 2001, 2,576,781 shares                                     52,768         25,768

     Capital in excess of stated value                                                              8,938,865      6,745,052
     Deficit                                                                                       (9,188,118)    (8,904,641)
     Accumulated other comprehensive income, net unrealized appreciation
        of debt securities                                                                                            54,702
-----------------------------------------------------------------------------------------------------------------------------

          Total shareholders' equity deficiency                                                      (196,485)    (2,079,119)
-----------------------------------------------------------------------------------------------------------------------------

          Total liabilities, redeemable preferred stock and shareholders' equity deficiency       $   597,766   $  2,832,651
=============================================================================================================================


See notes to consolidated financial statements.

                          CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                       2002          2001           2000
                                                                                 (See Note 3)   (See Note 3)
Non-operating revenues:
     Net investment income                                          $   45,300   $    150,301   $    301,002
     Net realized investment gains                                      56,448
     Gain on sale of insurance licenses                                178,483
     Net fees from sale of customer accounts                                                         199,876
     Gain on  sale of office building                                                                273,564
     Other income:
        Joint venture fee income                                                                      35,307
        Proceeds from settlement of litigation and other disputes      255,000
        Miscellaneous                                                   49,358        118,068        139,317

                                                                       584,589        268,369        949,066

Non-operating expenses:
     Salaries and employee benefits                                    148,661        195,816        214,682
     Professional fees                                                 114,624        146,964        253,903
     Other fees                                                         64,291         48,153         66,353
     Litigation settlement costs                                                      216,000
     Write-down of value of insurance licenses                                         80,250
     Pension expense                                                                               1,554,378
     Write-down of fee income receivable                                                             115,694
     Write-off of other receivable                                                                    72,531
     Insurance                                                          78,438         48,066         48,447
     Taxes, other than income                                           23,520         32,268         60,726
     Miscellaneous                                                      98,271        101,679        114,432

                                                                       527,805        869,196      2,501,146

Income (loss) before income taxes                                       56,784       (600,827)    (1,552,080)

Income taxes                                                               ---            ---            ---

Net income (loss)                                                       56,784       (600,827)    (1,552,080)

Other comprehensive income (loss), change in unrealized
     appreciation/depreciation of debt securities                      (54,702)        27,539         44,015

Comprehensive income (loss)                                         $    2,082      ($573,288)   ($1,508,065)

Per share data (see Note 13):

   Basic and diluted loss per common share                              ($0.08)        ($0.39)        ($0.76)

   Weighted average number of common shares outstanding              3,501,238      2,577,701      2,578,231

See notes to consolidated financial statements.

                                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY DEFICIENCY
                                     YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                              Capital in
                                                           Common stock       excess of       Pension
                                                        --------------------   stated          plan
                                                        Shares      Amount      value        liability      Deficit
------------------------------------------------------  ----------  --------  -----------  -------------  ------------
BALANCE, JANUARY 1, 2000 (SEE NOTE 3)                   2,578,295   $25,783   $6,674,916    ($1,122,227)  ($5,936,750)
Change in net unrealized depreciation of debt
  securities for the year
Preferred stock dividends                                                                                    (390,669)
Provision for under funded pension plan                                                       1,122,227
Accretion of difference between carrying value and                                                            (20,089)
  mandatory redemption value of preferred stock
Purchase of common stock
Retirement of treasury shares, common                        (107)       (1)          (4)
Retirement of treasury shares, preferred                                          47,573
Net loss for the year                                                                                      (1,552,080)
------------------------------------------------------  ----------  --------  -----------  -------------  ------------
BALANCE, DECEMBER 31, 2000                              2,578,188    25,782    6,722,485              0    (7,899,588)
Change in net unrealized appreciation of debt
  securities for the year
Preferred stock dividends                                                                                    (385,572)
Accretion of difference between carrying value and                                                            (18,654)
  mandatory redemption value of preferred stock
Purchase of common stock
Retirement of treasury shares, common                      (1,407)      (14)         (46)
Retirement of treasury shares, preferred                                          22,613
Net loss for the year                                                                                        (600,827)
------------------------------------------------------  ----------  --------  -----------  -------------  ------------
BALANCE, DECEMBER 31, 2001                              2,576,781    25,768    6,745,052              0    (8,904,641)
Change in net unrealized appreciation of debt
  securities for the year, net of reclassification
  adjustment
Preferred stock dividends                                                                                    (255,813)
Accretion of difference between carrying value and                                                            (84,448)
  mandatory redemption value of preferred stock
Issuance of common stock                                2,700,000    27,000       81,000
Retirement of treasury shares, preferred                                       2,112,813
Net income for the year                                                                                        56,784
------------------------------------------------------  ----------  --------  -----------  -------------  ------------
BALANCE, DECEMBER 31, 2002                              5,276,781   $52,768   $8,938,865   $          0   ($9,188,118)
------------------------------------------------------  ----------  --------  -----------  -------------  ------------


                                                         Accumulated
                                                            other
                                                        comprehensive
                                                            income    Treasury stock, common   Total
                                                            (loss)       Shares    Amount      amount
------------------------------------------------------  ---------------  -------  --------  -----------
BALANCE, JANUARY 1, 2000 (SEE NOTE 3)                         ($16,852)                      ($375,130)
Change in net unrealized depreciation of debt                                                   44,015
  securities for the year                                       44,015
Preferred stock dividends                                                                     (390,669)
Provision for under funded pension plan                                                      1,122,227
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                (20,089)
Purchase of common stock                                                   (107)  $    (5)          (5)
Retirement of treasury shares, common                                       107         5            0
Retirement of treasury shares, preferred                                                        47,573
Net loss for the year                                                                       (1,552,080)
------------------------------------------------------  ---------------  -------  --------  -----------
BALANCE, DECEMBER 31, 2000                                      27,163        0         0   (1,124,158)
Change in net unrealized appreciation of debt
  securities for the year                                       27,539                          27,539
Preferred stock dividends                                                                     (385,572)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                (18,654)
Purchase of common stock                                                   (980)      (39)         (39)
Retirement of treasury shares, common                                       980        39          (21)
Retirement of treasury shares, preferred                                                        22,613
Net loss for the year                                                                         (600,827)
------------------------------------------------------  ---------------  -------  --------  -----------
BALANCE, DECEMBER 31, 2001                                      54,702        0         0   (2,079,119)
Change in net unrealized appreciation of debt
  securities for the year, net of reclassification
  adjustment                                                   (54,702)                        (54,702)
Preferred stock dividends                                                                     (255,813)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                (84,448)
Issuance of common stock                                                                       108,000
Retirement of treasury shares, preferred                                                     2,112,813
Net income for the year                                                                         56,784
------------------------------------------------------  ---------------  -------  --------  -----------
BALANCE, DECEMBER 31, 2002                              $            0        0   $     0    ($196,485)
------------------------------------------------------  ---------------  -------  --------  -----------


See notes to consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                     2002          2001           2000

                                                                               (See Note 3)   (See Note 3)
Cash flows from operating activities:

     Net income (loss)                                           $    56,784      ($600,827)   ($1,552,080)

     Adjustments to reconcile net income (loss) to cash flows used in operating activities:

           Collection of receivable from joint venture partner                      287,441        168,674
           Change in receivables                                      22,501         23,823          1,468
           Change in prepaid expenses                                (31,882)       (25,093)        30,193
           Gain on sale of investments                               (56,448)
           Gain on sale of insurance licenses                       (178,483)
           Write-down of value of insurance licenses                                 80,250
           Gain on sale of office building                                                        (273,564)
           Change in employee severance liability                   (177,962)                      587,934
           Change in other liabilities                               (22,825)      (130,326)      (181,716)
           Other                                                     (48,201)        48,835        (25,517)
           Total adjustments                                        (493,300)       284,930        307,472

     Net cash used in operating activities                          (436,516)      (315,897)    (1,244,608)

Cash flows from investing activities:

     Purchase of investments                                                                        (9,278)

     Proceeds from sale of investments                               945,181         36,935      1,501,615

     Proceeds from sale of office building                                                       1,228,726

     Proceeds from sale of insurance licenses, net of selling
        expenses of $44,767 and liability assumed by buyer
        of $132,120                                                   73,113

     Cash deposited into preferred stock escrow account,
        net of withdrawal                                           (314,225)

     Net cash provided by investing activities                       704,069         36,935      2,721,063

Cash flows from financing activities:

     Purchase of redeemable preferred stock                       (1,660,067)       (11,917)       (26,432)

     Cash dividends to preferred shareholders                       (351,993)      (385,572)      (390,669)

     Proceeds from issuance of common stock                          108,000

     Net cash used in financing activities                        (1,904,060)      (397,489)      (417,101)

Net increase (decrease) in cash and cash equivalents              (1,636,507)      (676,451)     1,059,354

Cash and cash equivalents at beginning of year                     1,802,265      2,478,716      1,419,362

Cash and cash equivalents at end of year                         $   165,758   $  1,802,265   $  2,478,716

See notes to consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


1.   OVERVIEW  AND  BASIS  OF  PRESENTATION

     The operating losses incurred by Consumers Financial Corporation and its subsidiaries (the Company) from 1993 to 1997 significantly reduced the net worth and liquidity position of the Company. As a result, in 1998, the Company sold its core credit insurance and related products business, which had been its only remaining business operation, following the sales in 1994 and 1997 of all of its universal life insurance business and the 1996 sale of its auto auction business. Since 1998, the Company has had no business operations, and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses.

     In March 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, as discussed more fully in Note 4, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group (CFC Partners), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002, the option was exercised and 2,700,000 new common shares (approximately 51.2% of the total outstanding shares) were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued.
Immediately prior to the transaction with CFC Partners, the Company paid a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders (see Note 11).

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of the cumulative effect of the events discussed above, at December 31, 2002, the Company had only $165,758 in cash and cash equivalents and a shareholders' equity deficiency of $196,485. Furthermore, as of that date, the Company had no business operations and no sources of operating revenues. CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The new management of the Company intends to initially focus on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. However, there is no assurance that the Company's efforts in this regard will be successful.

     The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its new businesses are being developed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Cash  and  cash  equivalents
----------------------------

     Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Marketable  securities
----------------------

     Marketable securities consist of U.S. Treasury Notes. Management determines the appropriate classification of these notes at the time of purchase and reevaluates such designation as of each financial statement date. All of these securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized appreciation and depreciation, net of income taxes, if applicable, reported as a separate component of shareholders' equity deficiency.

     Interest on U.S. Treasury Notes is credited to income as it accrues on the principal amounts outstanding, adjusted for amortization of premiums and discounts computed by the interest method. Realized gains and losses and provisions for permanent losses on investments are included in the determination of results of operations. The "specific identification" method is used in determining the cost of investments sold.

Fair values of financial instruments
------------------------------------

     The following methods and assumptions were used by the Company in estimating its fair value disclosure for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for these instruments approximate their fair values.

     Marketable securities: Fair values for U.S. Treasury securities are based on quoted market prices.

Income taxes
------------

     The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established, if necessary, to reduce the deferred income tax asset account to the amount that will more likely than not be realized.

Use of estimates
----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


3.   RESTATEMENT  OF  FINANCIAL  STATEMENTS

     In connection with the acquisition of the Company by CFC Partners on August 28, 2002, as described in Note 4, and the related termination of the Plan of Liquidation, the Company re-adopted accounting principles applicable to going-concern entities as of that date. The Company's consolidated financial statements had been prepared using a liquidation basis of accounting since March 25, 1998 when the Plan of Liquidation was approved by the Company's shareholders. In order to provide comparative financial information, the Company has restated its liquidation-basis financial statements for prior periods to conform to the current presentation which utilizes accounting principles applicable to going-concern entities. Accordingly, in the accompanying consolidated financial statements, the statement of net assets in liquidation as of December 31, 2001 and the statements of changes in net assets in liquidation for the years ended December 31, 2001 and 2000, as originally prepared on a liquidation basis of accounting, have been replaced by a balance sheet, statements of operations and comprehensive income, statements of shareholders' equity deficiency and statements of cash flows.

     At December 31, 2001, the Company's net assets in liquidation, as originally reported, were zero. For the years ended December 31, 2001 and 2000, the Company originally reported an excess of expenses over revenues of $520,577 and $1,823,225, respectively.


4.   ACQUISITION  OF  THE  COMPANY

     On August 28, 2002, CFC Partners exercised its option to acquire 2,700,000 shares of the Company's common stock. The option was granted to CFC Partners through an option agreement dated February 13, 2002. The option price of $108,000 had previously been deposited by CFC Partners into an escrow account held by the Company. The newly issued shares represented approximately 51.2% of the total outstanding common stock of the Company. Under Pennsylvania laws, these new shares had no voting rights until the Company obtained the required approval to reinstate such voting rights from the remaining common shareholders. As more fully described in Note 14, a special meeting of shareholders was held on January 9, 2003 (the Special Meeting), at which time the voting rights of the shares of common stock held by CFC Partners were reinstated.

     At an August 28 meeting of the Board of Directors, Donald J. Hommel, the President of CFC Partners, was appointed as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, the Company's officers resigned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, the Company's two Directors, other than Mr. Hommel, also resigned as planned. At a subsequent meeting of the Board of Directors, an additional Director was appointed to fill an existing vacancy and additional officers were elected. In March 2003, a third director was appointed to the Board.

     In connection with the issuance of the new shares to CFC Partners, the Board of Directors also terminated the Plan of Liquidation. The Board had previously determined that selling the Company for its value as a "public company shell" was a better alternative for the shareholders than the Plan of Liquidation, inasmuch as the common shareholders were not expected to receive any distribution in a liquidation of the Company. The preferred shareholders were given an opportunity to exchange their shares for cash in a tender offer completed by the Company on August 23, 2002 (see Note 11).


5.   RESTRICTED  ASSETS

     As required by the terms of the option agreement with CFC Partners, in October 2002, the Company deposited $331,434 (representing the tender offer price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the holders of the preferred stock. At December 31, 2002, these assets consisted of $314,225 in money market funds.

     Insurance laws required Consumers Life to deposit certain amounts with various state insurance departments in order to maintain its licenses. The approximate carrying amount of such deposits at December 31, 2001 was $1,421,000.


6.   SALE OF STOCK OF INSURANCE SUBSIDIARY

     On June 19, 2002, the Company completed the sale of Consumers Life to Black Diamond Insurance Group, Inc., a Delaware corporation. The Delaware Insurance Department approved this transaction on June 5, 2002. The purchaser paid the Company $1,548,846 in cash and assumed a $132,120 liability in connection with its acquisition of the Consumers Life stock. The cash proceeds were based on the following:

Value of underlying net assets of subsidiary:

     Cash and cash equivalents                      $  491,399
     Marketable securities (U.S. Treasury Notes)       931,903
     Other assets                                        7,664
     Unclaimed property liability                     (132,120)
                                                     1,298,846
Value of state insurance licenses                      250,000

Total consideration received                        $1,548,846

     The sale of Consumers Life resulted in a gain to the Company of $242,480. Prior to the sale of Consumers Life, dividends and other distributions to the Company from the subsidiary were limited in that Consumers Life was required to maintain minimum capital and surplus in each of the states in which it was licensed, as determined in accordance with regulatory accounting practices. Under Delaware insurance laws, distributions to the Company were subject to further restrictions relating to capital and surplus and operating earnings. Because of its prior operating losses and its capital and surplus position, Consumers Life was not permitted to pay any dividends without prior approval from the Delaware Insurance Department. Also, any loans or advances to the Company were required to be reported to and approved by the Delaware Department. During 2002, 2001 and 2000, the Delaware Insurance Department approved the payment by Consumers Life of dividends totaling $1,481,510, $212,500 and $160,000, respectively. Substantially all of the 2002 dividend was approved in connection with the sale transaction.

7.   MARKETABLE  SECURITIES

     Investments  in marketable securities at December 31, 2001 were as follows:

                                   Gross        Gross      Estimated
                     Amortized   unrealized   unrealized      fair
                        cost        gains       losses       value
----------------------------------------------------------------------
U.S. Treasury Notes  $  874,867  $    54,702  $         0  $  929,569
======================================================================

     The above securities were held by Consumers Life and were transferred to the purchaser when Consumers Life was sold (see Note 6).

     Net investment income consists of interest on the following investments:

                        Years ended December 31,
                        2002      2001      2000
--------------------------------------------------
Cash equivalents       $20,638  $ 94,980  $127,083
Marketable securities   24,324    52,230    54,618
Mortgage loans             338     3,091   119,301
--------------------------------------------------
     Total             $45,300  $150,301  $301,002
==================================================

8.   PROPERTY  AND  EQUIPMENT

                                                       December 31,
                                                2002       2001
-------------------------------------------------------------------

Property and equipment:
    Data processing equipment and software    $ 25,725   $  25,725
    Furniture and equipment                     17,365      21,344
-------------------------------------------------------------------
                                                43,090      47,069
Less accumulated depreciation                  (43,090)    (47,069)
-------------------------------------------------------------------
     Balance                                  $      0   $       0
===================================================================

9.   PENSION  AND  OTHER  RETIREMENT  PLANS

     As of March 22, 2000, the Company terminated its defined benefit pension plan, and, following approval from the Pension Benefit Guaranty Corporation and receipt of a favorable determination letter from the Internal Revenue Service, distributed all benefits due under the plan in November and December 2000. Benefits under this plan had been frozen as of July 31, 1996. The Company contributed approximately $966,000 to the plan during 2000 so that the plan could pay the required benefits to the participants.

     Effective October 1, 1999, the Company also terminated its employee stock ownership plan. In October 2000, following the receipt of a favorable determination letter from the Internal Revenue Service, that plan's assets, consisting principally of common stock of the Company, were also distributed to the plan participants.

     The Company's remaining defined contribution plan is designed to cover substantially all full-time employees and provides for annual contributions by the Company in amounts determined by the Board of Directors. Such contributions are based upon the annual compensation of each employee. No contributions were made in 2002. Company contributions were approximately $4,400 in 2001 and $10,500 in 2000.

     Net periodic pension cost for the year ended December 31, 2000 consisted of the following:


Interest cost on projected benefit obligation  $  218,756
Expected return on plan assets                   (188,665)
Amortization of prior year losses               1,594,060
Other amortization and deferral                   (69,773)
----------------------------------------------------------
     Net periodic pension cost                 $1,554,378
==========================================================

     Rates used in determining pension expense for the year ended December 31, 2000 were as follows:

Discount rate (pre-retirement period)              6.35%
Discount rate (post-retirement period)             6.35%
Annual rate of return on plan assets               6.35%
Annual rate of increase in compensation              N/A


10.  CONTINGENCIES

     In August 2001, the Company settled a claim made by a former general agency with whom the Company had a partnership agreement. As a result of this settlement, the Company agreed to pay the agency $210,000 in cash and to mark as satisfied a $90,000 judgment the Company had previously been awarded against the agency. The $90,000 receivable had been fully reserved in the Company's financial statements.

     In October 2000, the Company settled a dispute with the purchaser of its credit insurance business. The purchaser claimed that the Company owed it approximately $1,400,000 for investment earnings on the assets which were transferred to the purchaser. In October 1999, the purchaser began withholding from the Company the fee revenue payments which were contractually due to the Company from the sale of the credit insurance accounts to partially offset the amounts the purchaser believed were due from the Company. At September 30, 2000, fee revenues totaling $421,000 had been withheld by the purchaser. Pursuant to the terms of the settlement agreement, the purchaser paid the Company $250,000 in settlement of all prior amounts withheld and in lieu of any future fee revenue payments.

     Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Company. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters and their outcome will not have a significant effect on the Company's financial position or results of operations.


11.  REDEEMABLE  PREFERRED  STOCK

     The redeemable preferred stock has a liquidation preference of $10.00 per share and is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of preferred stock (equivalent to a conversion price of $6.75 per share). The preferred stock is redeemable at the option of the Company at a redemption price of $10.00 per share. Except in certain limited instances, the holders of the preferred stock have no voting rights.

     On August 23, 2003, the Company completed a tender offer to all of the preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares outstanding) at $4.40 per share plus accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC Partners (see Note 4). Since all of the Company's remaining assets would have been distributed to the holders of the preferred stock if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

     The terms of the preferred stock require the Company to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank trust account for the benefit of the remaining preferred shareholders (see Note 5).

     Annual dividends at the rate of $.85 per share are cumulative from the date of original issue and are payable quarterly on the first day of January, April, July and October. At December 31, 2002, the Company was not in arrears with respect to the payment of dividends on the preferred stock. However, in January 2003, the Company announced that the Board of Directors had not declared the quarterly dividend due January 1, 2003 and that such dividend would not be paid when due so that the Company could conserve its cash resources.

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

     The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $84,448, $18,654 and $20,089 in 2002, 2001 and 2000, respectively.

     At December 31, 2002 and 2001, 111,594 and 670,539 shares of common stock, respectively, were reserved for the conversion of the preferred stock.


12.  INCOME  TAXES

     At December 31, 2002 and 2001, the Company had no material deferred tax liabilities. At December 31, 2002, the Company's only deferred tax assets consisted of (i) $2,038,000 arising from net operating loss carry forwards and
(ii) $4,457,000 arising from capital loss carry forwards resulting from the sale of the stock of Consumers Life. These deferred tax assets, which totaled $6,495,000, have been fully offset by a valuation allowance. At December 31, 2001, the Company's only material deferred tax asset related to net operating loss carry forwards. This deferred tax asset, which totaled $2,013,000, was also fully offset by a valuation allowance.

     For the year ended December 31, 2002, the Company intends to file a consolidated Federal income tax return with Consumers Life, which will include applicable income and deduction amounts through the date Consumers Life was sold.


13.  PER  SHARE  INFORMATION

     Basic income (loss) per common share has been computed based upon the weighted average number of common shares outstanding. Diluted per share information is equivalent to basic per share information because the Company has no potential common shares which are dilutive for any period presented in the accompanying financial statements.

     The following table sets forth the computation of basic and diluted per share data.

                                                                Years ended December 31,
                                                            2002          2001          2000
Net income (loss)                                        $   56,784     ($600,827)  ($1,552,080)
Preferred stock dividends                                  (255,813)     (385,572)     (390,669)
Accretion of carrying value of preferred stock              (84,448)      (18,654)      (20,089)
------------------------------------------------------------------------------------------------
Numerator for basic loss per share - loss attributable
     to common shareholders                                (283,477)   (1,005,053)   (1,962,838)
Effect of dilutive securities                                     0             0             0
------------------------------------------------------------------------------------------------
Numerator for diluted loss per share                      ($283,477)  ($1,005,053)  ($1,962,838)
================================================================================================

Denominator for basic loss per share -
     weighted average shares                              3,501,238     2,577,701     2,578,231
Effect of dilutive securities                                     0             0             0
------------------------------------------------------------------------------------------------
Denominator for diluted loss per share                    3,501,238     2,577,701     2,578,231
================================================================================================
Basic and diluted loss per common share                      ($0.08)       ($0.39)       ($0.76)
================================================================================================

     The preferred stock is convertible into 111,594 shares of common stock (see
Note 11). None of the common shares contingently issuable upon the conversion of the preferred stock have been included in the computation of diluted per share information because the effect would be antidilutive.

     As discussed in Note 14, on March 15, 2003, the Company's shareholders approved a proposal to amend the Articles of Incorporation to effect a one-for-ten reverse stock split. The stock split is expected to become effective during the second quarter of 2003. Basic and diluted loss per share calculations included in the consolidated financial statements and elsewhere in this Form 10-K have not been restated to reflect this transaction. The proforma effects of the anticipated stock split are presented below:

                                                                  Years ended December 31,
                                                               2002         2001         2000
Weighted average number of common shares
     outstanding, as reported herein                         3,501,238    2,577,701    2,578,231

Reduction in weighted average number of common
     shares outstanding as a result of reverse stock split  (3,151,114)  (2,319,931)  (2,320,408)

Proforma weighted average number of common
     shares outstanding, giving retroactive effect to
     reverse stock split                                       350,124      257,770      257,823
-------------------------------------------------------------------------------------------------
Basic and diluted loss per common share, as
     reported herein                                            ($0.08)      ($0.39)      ($0.76)

Proforma basic and diluted loss per common share,
     giving retroactive effect to reverse stock split           ($0.81)      ($3.90)      ($7.61)
=================================================================================================

14.  SUBSEQUENT  EVENTS

     At a special meeting of shareholders held on January 9, 2003, the Company's common shareholders voted in favor of a proposal to reinstate the voting rights of the 2,700,000 shares of the Company's common stock owned by CFC Partners. Under Pennsylvania laws, these shares were not permitted to vote on any matters unless and until such voting rights were restored by the holders of a majority of the outstanding common shares of the Company, excluding the shares owned by CFC Partners. A total of 1,319,491 shares (or 50.99% of the outstanding shares entitled to vote) voted in favor of the proposal to reinstate the voting rights of the CFC Partners shares. As a result, CFC Partners' common shares now have full voting rights.

     At a special meeting of shareholders held on March 15, 2003, the Company's common shareholders voted to approve proposals to amend the Company's Articles of Incorporation to (i) effect a one-for-ten reverse stock split, (ii) increase the Company's authorized shares to 50 million and (iii) permit action upon the written consent of less than all shareholders of the Company, pursuant to the Pennsylvania Business Corporation Law. CFC Partners, which owns 51.2% of the outstanding common shares of the Company, voted its shares in favor of each of the above proposals. As a result of the March 15, 2003 shareholder vote, the number of issued and outstanding shares of the Company will be reduced from 5,276,810 to approximately 527,681. The reverse stock split is expected to become effective during the second quarter of 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of Stambaugh Ness, PC serves as the Company's independent auditors and has served in that capacity since November 29, 1999. No information relating to this Item is required to be included in the Company's Form 10-K for the year ended December 31, 2002.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Historically,  the Board of Directors of the Company was divided into three
(3) groups, with the directors in each group serving terms of three (3) years. However, due to (i) the Directors' decision in 1996 to merge, sell or otherwise dispose of the Company or its assets, (ii) the eventual approval by the shareholders of the Plan of Liquidation in 1998 and (iii) the acquisition of a 51% interest in the Company by CFC Partners on August 28, 2002, a slate of Directors has not been submitted to shareholders since 1995. On August 28, 2002, the Board of Directors appointed Donald J. Hommel, the president of CFC Partners, as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, James C. Robertson and John E. Groninger, who had been Directors of the Company for more than 30 years, resigned as planned.

     On October 17, 2002, the Board of Directors appointed Shalom S. Maidenbaum, Esq. as a Director of the Company to fill an existing vacancy on the Board, and on March 13, 2003, the Board of Directors appointed William T. Konczynin as an additional Director to fill an existing vacancy.

     The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five(5) years, and their other major affiliations and age as of March 15, 2003.

NAME                                    PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS, OFFICE (IF ANY)             DIRECTOR
(AGE)                                             HELD IN THE COMPANY AND OTHER INFORMATION                        SINCE
==========================================================================================================================
                             Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer
                             and Treasurer of the Company; President and founder of Gracemoor & Co., a
Donald J. Hommel             registered commodities trading advisor; business consultant in the construction
(43)                         management industry                                                                      2002

Shalom S. Maidenbaum         Principal in the law firm of Rosenfeld and Maidenbaum, Cedarhurst, NY                    2002
(44)

William T. Konczynin, M.D.   President, Port Jefferson Emergency Medical Care, PC, Port Jefferson, NY;                2003
(50)                         Director, Emergency Department, St. Charles Hospital, Port Jefferson, NY


     The following information is provided as of March 15, 2003 for each executive officer of the Company. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

              NAME         AGE                   OFFICE
     ====================================================================
     Donald J. Hommel       43  President, Chief Executive Officer, Chief
                                Financial Officer and Treasurer

     Shalom S. Maidenbaum   44  Vice President and Secretary


     Mr. Hommel was appointed President, Chief Executive Officer and Chief Financial Officer of the Company in August 2002 and was named as Treasurer of the Company in October 2002. Mr. Maidenbaum was appointed Vice President and Secretary of the Company in October 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the years ended December 31, 2002, 2001 and 2000 of the Chief Executive Officer and any executive officers whose annual compensation exceeded $100,000 (hereinafter referred to as "named executive officers").

                           SUMMARY COMPENSATION TABLE


                                          Annual Compensation
                                          -------------------
                                                              Other
                                                              Annual          All Other
Name and Principal Position   Year  Salary       Bonus     Compensation     Compensation
                              ----  -----------  -----  ------------------  ------------

Donald J. Hommel,             2002   - 0 -  (1)  - 0 -  $       1,115  (2)         - 0 -
     Chairman, President and                     - 0 -
     Chief Executive Officer                     - 0 -

James C. Robertson,           2002   - 0 -  (3)  - 0 -  $       3,092  (4)         - 0 -
     Chairman, President and  2001   - 0 -  (3)  - 0 -  $       3,300  (4)
     Chief Executive Officer  2000   - 0 -  (3)  - 0 -  $       3,300  (4)

     (1) Mr. Hommel was named as Chairman of the Board of Directors, President and Chief Executive Officer of the Company on August 28, 2002. Mr. Hommel received no compensation for his services as CEO in 2002.

     (2) Represents retainer and board fees earned by Mr. Hommel as Chairman of the Board of the Company.

     (3) Mr. Robertson's status as a salaried employee of the Company terminated effective July 19, 1996. Mr. Robertson was not compensated for any services performed in his capacity as President and CEO of the Company in either 2002, 2001 or 2000.

     (4) Represents retainer and board fees earned by Mr. Robertson as Chairman of the Board of the Company.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted by the Company to the named executive officers in 2002.


              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR TABLE

     At December 31, 2002, the Company had no stock options or stock appreciation rights outstanding.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                            IN COMPENSATION DECISIONS

     The members of the Personnel Committee of the Company's Board of Directors (the Committee) have historically been independent, non-employee directors. However, as a result of the acquisition of the Company by CFC Partners in August 2002, and the appointment of new directors to replace the previous directors who resigned, the current chairman of the Committee is Shalom S. Maidenbaum, who is also an officer of the Company. The Company plans to appoint additional independent directors to the Board of Directors in the future, at which time, the composition of the Committee will likely be limited to such independent directors. Neither of the two individuals who served in the capacity of Chief Executive Officer (CEO) during 2002, 2001 and 2000 received any compensation for his services as CEO. In addition, none of the other current officers, including Mr. Maidenbaum, received any compensation in their capacity as officers during 2002.


            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Committee has historically administered and approved all forms of compensation for the CEO, the executive officers and other officers of the Company. The members of the Committee annually reviewed with the remainder of the Board all aspects of compensation, management succession and the implementation and administration of the Company's various incentive plans.

COMPENSATION  PHILOSOPHY

     Historically, the compensation policy of the Company was based upon the philosophy that an important portion of the annual compensation of each officer should relate to and be contingent upon the performance of the Company, as well as the individual contribution of each officer. In the past, the Company relied to a large degree on the annual and longer term incentive compensation plans to attract and retain corporate officers of outstanding abilities and to motivate them to perform to the full extent of their abilities. However, with the adoption of the Plan of Liquidation in 1998, the Committee implemented a compensation policy to allow an orderly and timely reduction of the officers and employees of the Company. As a result of the acquisition of the Company by CFC Partners and the appointment of new directors and officers to replace the previous directors and officers who resigned, the Company currently has no executive officers or other officers who receive compensation for their services.

CEO  COMPENSATION

     Mr. Robertson served as Chairman of the Board, President and CEO of the Company until August 28, 2002. However, his status as a salaried employee of the Company terminated effective July 19, 1996. During the three-year period ended December 31, 2002, Mr. Robertson did not receive any compensation in his capacity as President and CEO, although he did continue to receive the standard retainer and board meeting fees in his role as Chairman of the Board.

     Mr. Hommel became Chairman of the Board, President and CEO of the Company effective August 28, 2002 but did not receive any compensation during 2002 for his services as CEO. However, he did receive the standard retainer and board meeting fees in his role as Chairman of the Board.

     This report is submitted by the Personnel Committee of the Company's Board of Directors.


                                          Shalom S. Maidenbaum, Chairman

                       STOCK PRICE PERFORMANCE COMPARISON

                                                    Cumulative Total Return (1)
                                  --------------------------------------------------------------
                                  12/31/97  12/31/98  12/31/99   12/31/00   12/31/01   12/31/02
                                  --------  --------  ---------  ---------  ---------  ---------
                                                         (2)        (2)        (2)        (2)

Consumers Financial Corp. (CFIN)    100.00     12.30  N/A        N/A        N/A        N/A

Peer Group (3)                      100.00     79.31  N/A        N/A        N/A        N/A

NASDAQ Stock Market (U.S.)          100.00    141.03  N/A        N/A        N/A        N/A

     (1) Assumes $100 invested on December 31, 1997 in the Company's common stock, the Peer Group's common stock and the NASDAQ Stock Index. Total shareholder returns assume reinvestment of dividends.

     (2) As discussed in Item 5 of this Form 10-K, the Company's common stock was delisted by NASDAQ on June 1, 1998 for noncompliance with NASDAQ's market value of public float requirements. The Company's shareholders also approved a Plan of Liquidation and Dissolution in March 1998, and the Company ceased operations during that year. Therefore, any stock price comparisons after 1998 are not considered meaningful. If the Company is successful in developing new business operations, appropriate stock price comparisons will be made in the future.

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


                              PENSION PLAN BENEFITS

     Effective March 22, 2000, the pension plan was terminated, and, following approval from the Pension Benefit Guaranty Corporation and receipt of a favorable determination letter from the Internal Revenue Service, all benefits due under the plan were distributed to the plan participants in November and December 2000. Participants, including retirees already receiving benefits, could elect to receive their termination benefits either in a lump sum payment or in the form of an annuity purchased from a third party insurer. Benefits under this plan had been frozen since July 31, 1996. The Company contributed approximately $966,000 to the plan during 2000 so that the plan could pay the required benefits to the participants.

     In connection with the termination of the pension plan, Mr. Robertson elected a lump sum payment and received a distribution of approximately $427,000 from the plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth, as of March 15, 2003, the beneficial ownership of the Company's common stock, the only class of voting securities outstanding, (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding common stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

                                                                  AMOUNT AND
                                                                  NATURE OF        PERCENT
                                                                  BENEFICIAL          OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER        OWNERSHIP         CLASS
==============  ================================================  ==========       ========

                Principal Shareholders:
Common            CFC Partners, Ltd.                               2,700,000  (1)    51.17%
                  132 Spruce Street, Cedarhurst, NY 11516

Common            Stephen J. Burns                                   323,000          6.12%
                  3922 Wrexham Court, Bensalem, PA 19020

Common            Michael P. Ehrenhaus, M.D.                               0  (1)     ----
                  132 Spruce Street, Cedarhurst, NY 11516

Common          Directors and Executive Officers:                          0  (1)     ----
                  Donald J. Hommel     (2)
                  132 Spruce Street, Cedarhurst, NY 11516

Common            Shalom S. Maidenbaum     (2)                             0  (1)     ----
                  132 Spruce Street, Cedarhurst, NY 11516

Common            William T. Konczynin, M.D.                               0          ----
                  132 Spruce Street, Cedarhurst, NY 11516

Common          All Directors and Executive Officers as a group            0  (1)     ----
                  (3 persons)


     (1) Mr. Hommel, Mr. Maidenbaum and Dr. Ehrenhaus each own one-third of the outstanding common stock of CFC Partners. These individuals may each be deemed to be beneficial owners of the 2,700,000 shares pursuant to Rule 13d-3 of the Securities and Exchange Act of 1934, as amended. These individuals have shared voting and investment power with respect to the 2,700,000 shares of common stock.

     (2) Mr. Hommel and Mr. Maidenbaum are also deemed to be principal shareholders due to their beneficial ownership of the 2,700,000 shares owned by CFC Partners.

ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     During the year ended December 31, 2002, the Company did not enter into any transactions in which the amount involved exceeded $60,000, with any of its Directors, executive officers, security holders known to the Company to own more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons.

ITEM 14.  CONTROLS AND PROCEDURES

     The Company has not conducted any business operations since 1997 and was in the process of completing a plan of liquidation until August 2002, when CFC Partners acquired a majority interest in the Company. As discussed in Item 1 of this Form 10-K, CFC Partners is pursuing various business opportunities for the Company. However, at December 31, 2002, the Company did not yet have any business operations. Further, for the year ended December 31, 2002, the Company had a very limited number of transactions to record in its financial records.

     The Company's management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company. To the extent applicable to the Company's current non-operating status, appropriate disclosure controls and procedures are in place to ensure that material information relating to the Company is available and provided to the Company's management, including its chief executive officer and chief financial officer, particularly during the period in which the Company's periodic reports on Form 10-K and 10-Q are being prepared. Management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K and believes, as a result of that evaluation, that such controls and procedures are effective in timely alerting the chief executive officer and chief financial officer of material information relating to the Company and required to be included in the Company's periodic Securities and Exchange Commission filings.

     The Company's chief executive officer and chief financial officer are not aware of any significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data, nor are they aware of any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls. Furthermore, there have not been any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                                    PART IV

ITEM 15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
          ON  FORM  8-K

a)   Listing  of  Documents  filed:

     1.   Financial Statements (included in Part II of this report):

          Report of Independent Public Accountants
          Consolidated Balance Sheets - December 31, 2002 and 2001 Consolidated Statements of Operations and Comprehensive Income - For
             the years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Shareholders' Equity Deficiency - For the
             years ended December 31, 2002, 2001 and 2000
          Consolidated Statements of Cash Flows - For the years ended December
             31, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules (included in Part IV of this report):

          (I)  Condensed  Financial  Information  of  Registrant
          (II) Valuation  and  Qualifying  Accounts

     Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is set forth in the financial statements or notes thereto.

     3.   Exhibits:

            (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (i)
            (3)    Articles of incorporation and by-laws (i)
            (4) Instruments defining the rights of security holders, including indentures (i)
            (9)    Voting trust agreement (ii)
            (10)   Material contracts (ii)
            (11)   Statement re computation of per share earnings (ii)
            (12)   Statement re computation of ratios (ii)
            (13)   Annual report to security holders (ii)
            (16)   Letter re change in certifying accountant (ii)
            (18)   Letter re change in accounting principles (ii)
            (21)   Subsidiaries of the registrant (iii)
            (22) Published report regarding matters submitted to a vote of security holders (ii)
            (23)   Consents of experts and counsel (ii)
            (24)   Power of attorney (ii)
            (99.1) Certification of Chief Executive Officer (Section 906 of
                   Sarbanes-Oxley Act) (iii)
            (99.2) Certification of Chief Financial Officer (Section 906 of
                   Sarbanes-Oxley Act) (iii)

            (i) Information or document provided in previous filing with the Commission
            (ii)  Information or document not applicable to registrant
            (iii) Information or document included as exhibit to this Form 10-K.

b)   Reports  on  Form  8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002. However, on January 21, 2003, the Company filed a Form 8-K to report that the common shareholders of the Company had voted in favor of a proposal to reinstate the voting rights of the 2,700,000 shares of common stock of the Company owned by CFC Partners. The special meeting of shareholders was held on January 9, 2003. In addition, on April 7, 2003, the Company filed a Form 8-K to report that, at a special meeting of shareholders held on March 15, 2003, the Company's common shareholders had voted to approve proposals which would amend the Company's Articles of Incorporation to (i) effect a one for 10 reverse stock split, (ii) increase the Company's authorized shares to 50 million and
(iii) permit action upon the written consent of less than all shareholders of the Company, pursuant to the Pennsylvania Business Corporation Law.

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONSUMERS FINANCIAL CORPORATION
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                                                                      2002          2001
                                                                                                                 (See Note 2)
ASSETS
Current assets:
     Cash and cash equivalents                                                                    $   165,758   $    108,928
     Receivables                                                                                                      14,104
     Prepaid expenses                                                                                  30,420          6,106
     Other assets                                                                                                        600
-----------------------------------------------------------------------------------------------------------------------------

          Total current assets                                                                        196,178        129,738

Restricted cash held in escrow account                                                                314,225
Investment in subsidiary                                                                                           2,716,489
Prepaid insurance                                                                                      87,363

          Total assets                                                                            $   597,766   $  2,846,227

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
   SHAREHOLDERS' EQUITY DEFICIENCY
Current liabilities:
     Indebtedness to affiliate                                                                                  $    395,144
     Preferred dividends payable                                                                                      96,181
     Other liabilities                                                                            $    54,302          5,640
-----------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                            54,302        496,965
-----------------------------------------------------------------------------------------------------------------------------


Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares;
          issued and outstanding 2002, 75,326 shares, 2001, 452,614 shares;
          redemption amount 2002, $753,260, 2001, $4,526,140                                          739,949      4,428,381
-----------------------------------------------------------------------------------------------------------------------------

Shareholders' equity deficiency:
     Common stock, $.01 stated value, authorized 10,000,000 shares; issued and
          outstanding 2002, 5,276,781 shares, 2001, 2,576,781 shares                                   52,768         25,768
     Capital in excess of stated value                                                              8,938,865      6,745,052
     Deficit                                                                                       (9,188,118)    (8,904,641)
     Accumulated other comprehensive income, equity in net unrealized
       appreciation of debt securities of unconsolidated subsidiary                                                   54,702
          Total shareholders' equity deficiency                                                      (196,485)   (2,079,119))

          Total liabilities, redeemable preferred stock and shareholders' equity deficiency       $   597,766   $  2,846,227
=============================================================================================================================

See notes to condensed financial statements

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONSUMERS FINANCIAL CORPORATION
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                                    2002          2001           2000
                                                                                 -----------  -------------  ------------
                                                                                              (See Note 2)   (See Note 2)
Non-operating revenues:

     Net investment income                                                       $    8,360   $      6,371   $      5,022
     Net realized investment gains                                                  242,480
     Proceeds from settlement of litigation and other disputes                      255,000
     Fees from sale of customer accounts                                                                          116,465
     Joint venture income                                                                                          11,433
     Miscellaneous                                                                    6,744         19,917         10,184
                                                                                    512,584         26,288        143,104

Non-operating expenses:

     Salaries and employee benefits                                                  60,374       (162,962)
     Professional fees                                                               88,398         43,403         23,938
     Other fees                                                                      51,575
     Write-down of value of insurance licenses                                                      80,250
     Write-down of fee income receivable                                                                           66,053
     Insurance                                                                       56,386         10,420
     Taxes, other than income                                                        12,495        (13,439)         4,828
     Miscellaneous                                                                   67,895         21,075         14,868

                                                                                    337,123        (21,253)       109,687

Income before income taxes                                                          175,461         47,541         33,417

Income taxes

Income before equity in loss of unconsolidated subsidiary                           175,461         47,541         33,417

Equity in loss of unconsolidated subsidiary                                        (118,677)      (648,368)    (1,585,497)

Net income (loss)                                                                    56,784       (600,827)    (1,552,080)
Other comprehensive income (loss), equity in change in unrealized
     appreciation/depreciation of debt securities of unconsolidated subsidiary      (54,702)        27,539         44,015

Comprehensive income (loss)                                                      $    2,082      ($573,288)   ($1,508,065)
==========================================================================================================================

Per share data (see Note 5):

    Basic and diluted loss per common share                                          ($0.08)        ($0.39)        ($0.76)

    Weighted average number of common shares outstanding                          3,501,238      2,577,701      2,578,231

See notes to condensed financial statements

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONSUMERS FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                     2002          2001           2000
                                                                 ------------  -------------  -------------
                                                                               (See Note 2)   (See Note 2)
Cash flows from operating activities:
     Net income (loss)                                           $    56,784      ($600,827)   ($1,552,080)

     Adjustments to reconcile net income (loss) to cash flows
        provided by/used in operating activities:
          Collection of receivable from joint venture partner                       264,084         34,505
          Change in receivables                                       14,103        (13,808)         1,415
          Change in prepaid expenses                                 (63,464)         4,611         (1,288)
          Gain on sale of subsidiary                                (242,480)
          Equity in loss of unconsolidated subsidiary                118,677        648,368      1,585,497
          Write-down of value of insurance licenses                                  80,250
          Change in other liabilities                               (546,482)      (188,676)      (184,362)
          Prepaid pension cost                                                                     200,000
          Other                                                      (47,613)
          Total adjustments                                         (767,259)       794,829      1,635,767

     Net cash provided by (used in) operating activities            (710,475)       194,002         83,687

Cash flows from investing activities:
     Proceeds from sale of affiliate                               1,504,080
     Dividends from affiliate                                      1,481,510        212,500        160,000
     Cash deposited into preferred stock escrow account,
          net of withdrawal                                         (314,225)


     Net cash provided by investing activities                     2,671,365        212,500        160,000

Cash flows from financing activities:
     Purchase of redeemable preferred stock                       (1,660,067)       (11,917)       (26,432)
     Cash dividends to preferred shareholders                       (351,993)      (385,572)      (390,669)
     Proceeds from issuance of common stock                          108,000
                                                                                              -------------
     Net cash used in financing activities                        (1,904,060)      (397,489)      (417,101)

Net increase (decrease) in cash and cash equivalents                  56,830          9,013       (173,414)

Cash and cash equivalents at beginning of year                       108,928         99,915        273,329

Cash and cash equivalents at end of year                         $   165,758   $    108,928   $     99,915

See notes to condensed financial statements.

                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONSUMERS FINANCIAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Consumers Financial Corporation (the Company) and subsidiary. The consolidated financial statements are included elsewhere in this Form 10-K.

2. In connection with the acquisition of the Company by CFC Partners on August 28, 2002 and the related termination of the Plan of Liquidation, the Company re-adopted accounting principles applicable to going-concern entities as of that date. The Company's financial statements had been prepared using a liquidation basis of accounting since March 25, 1998 when the Plan of Liquidation was approved by the Company's shareholders. In order to provide comparative financial information, the Company has restated its liquidation-basis financial statements for prior periods to conform to the current presentation which utilizes accounting principles applicable to going-concern entities. Accordingly, in the accompanying financial statements, the statement of net assets in liquidation as of December 31, 2001 and the statements of changes in net assets in liquidation for the years ended December 31, 2001 and 2000, as originally prepared on a liquidation basis of accounting, have been replaced by a balance sheet, statements of operations and comprehensive income and statements of cash flows.

     At December 31, 2001, the Company's net assets in liquidation, as originally reported, were zero. For the years ended December 31, 2001 and 2000, The Company originally reported an excess of expenses over revenues of $35,171 for the year ended December 31, 2001 and an excess of revenues over expenses of $33,426 for the year ended December 31, 2000.

3. In 2002, 2001 and 2000, the Company received dividends in the amount of $1,481,510, $212,500 and $160,000, respectively, from its subsidiary, Consumers Life Insurance Company (Consumers Life). Substantially all ($1,361,510) of the 2002 dividend was received immediately prior to the sale of Consumers Life in June 2002.

4. For the year ended December 31, 2002, the Company intends to file a consolidated Federal income tax return with Consumers Life, which will include applicable income and deduction amounts through the date Consumers Life was sold.

5. On March 15, 2003, the Company's shareholders approved a proposal to amend the Articles of Incorporation to effect a one-for-ten reverse stock split. The stock split is expected to become effective during the second quarter of 2003. Basic and diluted loss per share calculations included in the condensed financial statements and elsewhere in this Form 10-K have not been restated to reflect this transaction. The proforma effects of the anticipated stock split are presented below:

                                                                  Years ended December 31,
                                                               2002         2001         2000
Weighted average number of common shares
     outstanding, as reported herein                         3,501,238    2,577,701    2,578,231

Reduction in weighted average number of common
     shares outstanding as a result of reverse stock split  (3,151,114)  (2,319,931)  (2,320,408)

Proforma weighted average number of common
     shares outstanding, giving retroactive effect to
     reverse stock split                                       350,124      257,770      257,823
-------------------------------------------------------------------------------------------------
Basic and diluted loss per common share, as
     reported herein                                            ($0.08)      ($0.39)      ($0.76)

Proforma basic and diluted loss per common share,
     giving retroactive effect to reverse stock split           ($0.81)      ($3.90)      ($7.61)

                                  SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY



                                                                           Additions
                                                                    ----------------------
                                                                                Charged to
                                                       Balance at   Charged to    other                   Balance at
                                                        beginning   costs and   accounts,   Deductions,     end of
Description                                             of period    expenses    describe     describe      period
---------------------------------------------------------------------------------------------------------------------

Year ended December 31, 2002
----------------------------

---------------------------------------------------------------------------------------------------------------------
                                                       $         0                                        $         0

Year ended December 31, 2001
----------------------------
 Provision for uncollectible receivables               $   105,668                          $    105,668 (a
---------------------------------------------------------------------------------------------------------------------
                                                       $   105,668                          $    105,668  $         0

Year ended December 31, 2000
----------------------------
  Provision for permanent decrease in market value of
         Property and equipment                        $   752,948                          $    752,948 (b
  Provision for uncollectible receivables                  105,668                                        $   105,668
---------------------------------------------------------------------------------------------------------------------
                                                       $   858,616                          $    752,948  $   105,668


     (a) Collection of receivable ($15,668) and write-off of asset against valuation allowance ($90,000)
     (b)  Write-off  of  valuation  allowance  for  assets  sold.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CONSUMERS FINANCIAL CORPORATION




By:  /S/  Donald J. Hommel
     ---------------------
     Donald J. Hommel
     Chairman of the Board and President





Date:  April 11, 2003

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                     Title                    Date
-------------------------------  -------------------------------  --------------


/S/ Donald J. Hommel             Director, President, Treasurer   April 11, 2003
-------------------------------  and Chairman of the
Donald J. Hommel                 Board(Chief Executive Officer
                                 and Chief Financial Officer)


/S/ Shalom S. Maidenbaum         Director, Vice President         April 11, 2003
-------------------------------  and Secretary
Shalom S. Maidenbaum


/s/  William T. Konczynin, M.D.  Director                         April 11, 2003
-------------------------------
William T. Konczynin, M.D.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



     I, Donald J. Hommel, certify that:

     1. I have reviewed this annual report on Form 10-K of Consumers Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. In my capacity as Chief Executive Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on an evaluation as of the Evaluation Date;

     5. In my capacity as Chief Executive Officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant''s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. In my capacity as Chief Executive Officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date   April 11, 2003                   By  /S/  Donald J. Hommel
      -----------------                     ---------------------
                                            Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Donald J. Hommel, certify that:

     1. I have reviewed this annual report on Form 10-K of Consumers Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. In my capacity as Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on an evaluation as of the Evaluation Date;

     5. In my capacity as Chief Financial Officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant''s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. In my capacity as Chief Financial Officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date   April 11, 2003                    By  /S/  Donald J. Hommel
      -----------------                      ---------------------
                                             Chief Financial Officer