Form 10-Q
period 2003-03-31
CONSUMERS FINANCIAL CORP
filed 2003-05-20
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______


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


                                  717-730-6306
               (Registrants telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                                Yes    X         No
                                      ---             ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
     Class of Common Stock                                   May 10, 2003
     ---------------------                                   ------------
      $.01  Stated  Value                                  5,276,781 shares

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS



NUMBER                                                                   PAGE
------                                                                   ----

             PART  I.  FINANCIAL  INFORMATION
             --------------------------------

Item  1.     Consolidated Financial Statements:

             Balance Sheets - March 31, 2003 and December 31, 2002       3

             Statements of Operations and Comprehensive Loss - For the
               Three Months Ended March 31, 2003 and 2002                4

             Statements of Cash Flows - For the Three Months Ended
               March 31, 2003 and 2002                                   5

             Notes to Consolidated Financial Statements                  6 - 10

Item  2.     Management's Discussion and Analysis of Financial Condition
             and  Results  of  Operations                                11 - 14

Item  3.     Quantitative and Qualitative Disclosure About Market Risk   15

Item  4.     Controls  and  Procedures                                   15


             PART  II.  OTHER  INFORMATION
             -----------------------------

Item  1.     Legal  Proceedings                                          16

Item  2.     Changes  in  Securities                                     16

Item  3.     Defaults  upon  Senior  Securities                          16

Item  4.     Submission of Matters to a Vote of Security Holders         16

Item  5.     Other  Information                                          16

Item  6.     Exhibits  and  Reports  on  Form  8-K                       17


             CERTIFICATIONS
             --------------

Pursuant  to  Section  302  of  Sarbanes-Oxley  Act                      19 - 20

Pursuant  to  Section  906  of  Sarbanes-Oxley  Act                      21 - 22


Consumers Financial Corporation                                           Page 2
Form 10-Q                                                         March 31, 2003

                          PART I. FINANCIAL INFORMATION


ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

                                                                      MARCH  31,   DECEMBER 31,
                                                                        2003           2002
===============================================================================================
                                                                     (Unaudited)   (See Note 2)
ASSETS

Current assets:
  Cash and cash equivalents                                        $      57,411   $   165,758
  Prepaid expenses                                                        29,420        30,420
-----------------------------------------------------------------------------------------------
          Total current assets                                            86,831       196,178

Furniture and equipment, net of accumulated depreciation                   2,782
Restricted cash held in escrow account                                   314,945       314,225
Prepaid insurance                                                         75,585        87,363
-----------------------------------------------------------------------------------------------

          Total assets                                             $     480,143   $   597,766
===============================================================================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
       SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Accounts payable                                              $      40,314   $    32,168
     Other                                                                21,659        22,134
-----------------------------------------------------------------------------------------------

          Total current liabilities                                       61,973        54,302
-----------------------------------------------------------------------------------------------

Redeemable preferred stock:
   Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued  and outstanding, 75,326 shares; redemption
   amount  $753,260                                                      740,688       739,949
-----------------------------------------------------------------------------------------------

Shareholders' equity deficiency:
   Common stock, $.01 stated value, authorized 10,000,000
      shares; issued and outstanding 5,276,781 shares                     52,768        52,768
   Capital in excess of stated value                                   8,938,865     8,938,865
   Deficit                                                            (9,314,151)   (9,188,118)
-----------------------------------------------------------------------------------------------

          Total shareholders' equity deficiency                         (322,518)     (196,485)
-----------------------------------------------------------------------------------------------


          Total liabilities, redeemable preferred stock and
               Shareholders' equity deficiency                     $     480,143   $   597,766
===============================================================================================

                          See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 3
Form 10-Q                                                         March 31, 2003

                       CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                        (UNAUDITED)

                                                        THREE  MONTHS      THREE  MONTHS
                                                            ENDED             ENDED
                                                        MARCH 31, 2003    MARCH 31, 2002
=========================================================================================
                                                                          (See Note 2)

Non-operating revenues:
  Net investment income                                $           888   $        19,638
  Miscellaneous                                                     29            15,803
-----------------------------------------------------------------------------------------
                                                                   917            35,441
-----------------------------------------------------------------------------------------

Non-operating expenses:
  Salaries and employee benefits                                23,822            43,616
  Professional fees                                             42,640            39,844
  Other fees                                                     7,541             8,264
  Insurance                                                     11,779            12,506
  Taxes, other than income                                       3,058             7,635
  Provision for loss on loan receivable                         27,500
  Miscellaneous                                                  9,871            18,673
-----------------------------------------------------------------------------------------
                                                               126,211           130,538
-----------------------------------------------------------------------------------------
Loss before income taxes                                      (125,294)          (95,097)

Income taxes                                                        --                --
-----------------------------------------------------------------------------------------
Net loss                                                      (125,294)          (95,097)

Other comprehensive loss, change in
     unrealized appreciation of debt securities                                  (14,955)
-----------------------------------------------------------------------------------------

Comprehensive loss                                           ($125,294)        ($110,052)
=========================================================================================

Per share data:
  Basic and diluted loss per common share                       ($0.03)           ($0.08)

  Weighted average number of common
     shares outstanding                                      5,276,781         2,576,781
-----------------------------------------------------------------------------------------

  Cash dividends declared per common share                        None              None
=========================================================================================

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 4
Form 10-Q                                                         March 31, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           THREE MONTHS       THREE MONTHS
                                                               ENDED             ENDED
                                                           MARCH 31, 2003    MARCH 31, 2002
============================================================================================
                                                                             (See Note 2)

Cash flows from operating activities:

     Net loss                                                   ($125,294)         ($95,097)
--------------------------------------------------------------------------------------------

     Adjustments to reconcile net loss to cash
       flows used in operating activities:
             Provision for loss on loan receivable                 27,500
             Change in receivables                                                  (13,524)
             Change in prepaid expenses                            12,778           (37,176)
             Change in other liabilities                            7,671            15,255
             Other                                                   (556)             (353)
--------------------------------------------------------------------------------------------
             Total adjustments                                     47,393           (35,798)
--------------------------------------------------------------------------------------------

     Net cash used in operating activities                        (77,901)         (130,895)
--------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Repayment of mortgage loan                                                       4,114
     Loan to majority shareholder                                 (27,500)
     Purchase of furniture and equipment                           (2,946)
--------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities          (30,446)            4,114
============================================================================================

Cash flows from financing activities:
     Option agreement deposit                                                       108,000
     Cash dividends to preferred shareholders'                                      (96,180)
--------------------------------------------------------------------------------------------

     Net cash provided by financing activities                         --            11,820
--------------------------------------------------------------------------------------------

Net decrease in cash                                             (108,347)         (114,961)

Cash and cash equivalents at beginning of period                  165,758         1,802,265

--------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $        57,411   $     1,687,304
============================================================================================

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 5
Form 10-Q                                                         March 31, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


1.   OVERVIEW  AND  BASIS  OF  PRESENTATION:

     Since 1998, the Company has had no business operations, and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses. In March 1998, the Company's shareholders' approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group (CFC Partners), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002, the option was exercised and 2,700,000 new common shares (approximately 51.2% of the total outstanding shares) were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued. Immediately prior to the transaction with CFC Partners, the Company paid a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders (see Note
8).

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of the cumulative effect of the events discussed above, at March 31, 2003, the Company had only $57,411 in cash and cash equivalents and a shareholders' equity deficiency of $322,518. Furthermore, as of that date, the Company had no business operations and no sources of operating revenues. CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The new management of the Company is initially focusing on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. However, there is no assurance that the Company's efforts in this regard will be successful.

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

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K.

     The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


Consumers Financial Corporation                                           Page 6
Form 10-Q                                                         March 31, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)


2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS:

     In connection with the acquisition of the Company by CFC Partners on August 28, 2002 and the related termination of the Plan of Liquidation, the Company re-adopted accounting principles applicable to going-concern entities as of that date. The Company's consolidated financial statements had been prepared using a liquidation basis of accounting since March 25, 1998 when the Plan of Liquidation was approved by the Company's shareholders. In order to provide comparative financial information, the Company has restated its liquidation-basis financial statements for prior periods to conform to the current presentation which utilizes accounting principles applicable to going-concern entities. Accordingly, in the accompanying consolidated financial statements, the Statement of Changes in Net Assets in Liquidation for the three months ended March 31, 2002, as originally prepared on a liquidation basis of accounting, has been replaced by a Statement of Operations and a Statement of Cash Flows.

     For the three months ended March 31, 2002, the Company originally reported an excess of expenses over revenues of $95,097.

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

     The new management of the Company is currently pursuing various business opportunities for the Company. Managements efforts have initially been focused on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses.

     With respect to the real estate business, in April 2003, CFC Partners entered into agreements to acquire a garden apartment complex in Springfield, Illinois and a high-rise residential building in Chicago, Illinois. CFC Partners intends to assign all of its rights and obligations under these agreements to the Company. The Company is also negotiating the acquisition of several additional garden apartment complexes in other locations and is negotiating with a town in Long Island, New York to acquire property for the purpose of developing condominiums and townhouses.

     In connection with its construction management business, the Company intends to manage all of its real estate development and other real estate activities and will selectively pursue the management of outside projects as well.


Consumers Financial Corporation                                           Page 7
Form 10-Q                                                         March 31, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)


3.   ACQUISITION  OF  THE  COMPANY  (CONTINUED):

     With regard to the medical technology business, in April 2003, CFC Partners entered into a letter of intent with a leading radiologist and operator of several radiology centers in the metropolitan New York area to purchase, develop and operate positron emission tomography (PET) imaging centers, initially in the New York area. CFC Partners also intends to assign all of its rights and obligations in this joint venture to the Company.

4.   LOAN RECEIVABLE

     During the three months ended March 31, 2003, the Company made payments totaling $27,500 to certain individuals who had previously loaned funds to CFC Partners so that CFC Partners could purchase its majority interest in the Company's common stock. Since any obligation to repay these individuals, one of whom is a director of the Company, is the responsibility of CFC Partners and not the Company, CFC Partners has agreed to repay this amount to the Company. However, because CFC Partners currently has no ability to repay the amount borrowed, this loan has been fully reserved in the Company's consolidated financial statements through a charge to non-operating expenses.

5.   RESTRICTED ASSETS

     As required by the terms of the option agreement with CFC Partners, the Company deposited $331,434 (representing the tender price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the preferred shareholders. At March 31, 2003 and December 31, 2002, these assets consisted entirely of money market funds.

6.   INCOME TAXES:

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

     At March 31, 2003 and December 31, 2002, the Company's only deferred tax assets consisted of (i) $67,995 and $2,038,000, respectively, arising from net operating loss carry forwards and (ii) $4,457,000 arising from a capital loss carry forward which results from the sale of the stock of Consumers Life. These deferred tax assets have been fully offset by a valuation allowance. The Company's deferred tax assets at March 31, 2003 do not include any net operating losses generated by Consumers Life since that subsidiary was sold in June 2002 and its prior losses are no longer available to offset future taxable income of the Company. At March 31, 2003 and December 31, 2002, the Company had no material deferred tax liabilities.

     No provision for income taxes has been made in the consolidated financial statements because of the above referenced operating loss and capital loss carry forwards, which have been fully offset by a valuation allowance.


Consumers Financial Corporation                                           Page 8
Form 10-Q                                                         March 31, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)


7.   CONTINGENCIES:

     Certain claims have been filed against the Company. In the opinion of management, based on opinions of legal counsel, adequate reserves, if deemed necessary, have been established for these matters, and their outcome will not have a significant effect on the financial condition or future operating results of the Company.

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

     Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1 and April 1, 2003 have not been declared or paid by the Company. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

     The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $739 and $4,444 in the first quarter of 2003 and 2002, respectively.


Consumers Financial Corporation                                           Page 9
Form 10-Q                                                         March 31, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)


9.   PER SHARE INFORMATION:

                                                       THREE          THREE
                                                       MONTHS        MONTHS
                                                       ENDED          ENDED
                                                     MARCH 31,      MARCH 31,
                                                       2003           2002
-------------------------------------------------------------------------------

Net loss                                              ($125,294)      ($95,097)

Preferred stock dividend requirement                    (16,007)       (96,180)

Accretion of carrying value of  preferred stock            (739)        (4,444)
-------------------------------------------------------------------------------

Numerator for basic loss per share - income
  (loss) attributable to common shareholders           (142,040)      (195,721)

Effect of dilutive securities                                 0              0
-------------------------------------------------------------------------------

Numerator for diluted loss per share                  ($142,040)     ($195,721)
===============================================================================

Denominator for basic loss per share -
  weighted average shares outstanding                 5,276,781      2,576,781
Effect of dilutive securities                                 0              0
-------------------------------------------------------------------------------

Denominator for diluted loss per share                5,276,781      2,576,781
-------------------------------------------------------------------------------

Basic and diluted loss per common share                  ($0.03)        ($0.08)
===============================================================================


Consumers Financial Corporation                                          Page 10
Form 10-Q                                                         March 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's financial condition at March 31, 2003 and its results of operations for the three months then ended is presented below. Information relating to the three months ended March 31, 2002 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2002 Form 10-K.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This Form 10-Q may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are identified by their use of such terms and phrases as "intends", "intend", "intended", "goal", "estimate", "estimates", "expects", "expect", "expected", "project", "projected", "projections", "plans", "anticipates", "anticipated", "should", "designed to", "foreseeable" future", "believe", "believes" and "scheduled" and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


Consumers Financial Corporation                                          Page 11
Form 10-Q                                                         March 31, 2003

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

     At March 31, 2003, the Company had no business operations; however, the Company's new management is currently pursuing various business ventures. Their initial focus is on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. As discussed in Note 3 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q, in April 2003, CFC Partners entered into two agreements to acquire investment properties in Springfield and Chicago, Illinois. CFC Partners intends to assign all of its rights and obligations under these agreements to the Company. In addition, the Company is negotiating the acquisition of several other investment properties as well as the purchase of another property for residential development. The Company intends to manage all of its real estate development and other real estate activities through its construction management business and will selectively pursue the management of outside projects as well. In addition, in April 2003, CFC Partners entered into a letter of intent to purchase, develop and operate positron emission tomography (PET) imaging centers in the New York area. CFC Partners intends to assign all of its rights and obligations in this joint venture to the Company.

     At March 31, 2003, the Company's shareholders' equity deficiency totaled $322,518 compared to a shareholders' equity deficiency of $196,485 at December 31, 2002. For the three months ended March 31, 2003 and 2002, the Company's net loss totaled $125,294 and $95,097, respectively.

                              RESULTS OF OPERATIONS

     A discussion of the material factors which affected the Company's results of operations for the three months ended March 31, 2003 and 2002 is presented below.

THREE MONTHS ENDED MARCH 31, 2003

     For the three months ended March 31, 2003, the Company reported a net loss of $125,294 ($.03 per share) compared to a net loss of $95,097 ($.08 per share) in the first quarter of 2002. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of expenses incurred while the Company is developing new businesses. During the first quarter of 2003, these costs consisted principally of salaries to two individuals, audit, legal and consulting fees, insurance and a $27,500 provision for loss on a receivable from the Company's majority shareholder.


Consumers Financial Corporation                                          Page 12
Form 10-Q                                                         March 31, 2003

THREE MONTHS ENDED MARCH 31, 2002

     The Company's net loss for the first quarter of 2002 was $95,097 ($.08 per share). The Company's revenues for the period totaled $35,441, of which $19,638 was investment income. The Company's average invested assets during the quarter were $2,660,000. The majority of these assets were distributed to the Company's preferred shareholders in August 2002 in connection with a tender offer to those shareholders. During the quarter, the Company incurred $43,616 in salaries and related benefits as well as audit, legal and other professional fees of $39,844. In addition to the net loss for the period, the Company also reported a loss of $14,955 as a result of a reduction in the unrealized appreciation of certain debt securities. This amount has been included in the calculation of comprehensive loss for the three months ended March 31, 2002.

     For the three months ended March 31, 2002, the excess of expenses over revenues originally reported by the Company under the liquidation basis of accounting is equal to the net loss reported in the accompanying consolidated financial statements.

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

     For the three months ended March 31, 2003, the Company's cash and cash equivalents decreased by $108,347 (from $165,758 at the beginning of the year to $57,411 at March 31, 2003). The decrease is principally the result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners, as discussed in Note 4 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q.

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

     At March 31, 2003, the Company had only $57,411 in cash and cash equivalents. Furthermore, as of that date, the Company had no business operations and no sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The Company's managements is initially focusing on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology business segments. However, there is no assurance that the Company's efforts in this regard will be successful.


Consumers Financial Corporation                                          Page 13
Form 10-Q                                                         March 31, 2003

REDEEMABLE  PREFERRED  STOCK

     As previously indicated, on August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares outstanding) at $4.40 per share plus $47,445 in accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC
Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

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

     The January 1, 2003 and April 1, 2003 dividends payable on the Company's redeemable preferred stock have not been declared or paid by the Company. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.


Consumers Financial Corporation                                          Page 14
Form 10-Q                                                         March 31, 2003

ITEM  3.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at March 31, 2003 and December 31, 2002, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

ITEM  4.    CONTROLS  AND  PROCEDURES

     The Company has not conducted any business operations since 1997 and was in the process of completing a plan of liquidation until August 2002, when CFC Partners acquired a majority interest in the Company. As discussed in Item 2 of this Form 10-Q, the Company's new management is pursuing various business opportunities for the Company. However, at March 31, 2003, the Company did not yet have any business operations. Further, for the three months ended March 31, 2003, the Company had a very limited number of transactions to record in its financial records.

     The Company's management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company. To the extent applicable to the Company's current non-operating status, appropriate disclosure controls and procedures are in place to ensure that material information relating to the Company is available and provided to the Company's management, including its chief executive officer and chief financial officer, particularly during the period in which the Company's periodic reports on Form 10-K and 10-Q are being prepared. Management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-Q and believes, as a result of that evaluation, that such controls and procedures are effective in timely alerting the chief executive officer and chief financial officer of material information relating to the Company and required to be included in the Company's periodic Securities and Exchange Commission filings.

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


Consumers Financial Corporation                                          Page 15
Form 10-Q                                                         March 31, 2003

                           PART II. OTHER INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

     The registrant is not involved in any pending legal proceedings other than routine litigation incidental to the conduct of its previous business.

ITEM  2.    CHANGES  IN  SECURITIES

     During the three months ended March 31, 2003, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends, except as described in Item 3 below.

ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES

     The January 1, 2003 and April 1, 2003 dividends payable on the Company's redeemable preferred stock have not been declared or paid by the Company. The amount of these dividends totals $32,014. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     At a special meeting of shareholders held on January 9, 2003, the Company's common shareholders were asked to vote upon a proposal to reinstate the voting rights of the 2,700,000 shares of common stock of the Company owned by CFC Partners. Under Pennsylvania law, the shares issued to CFC Partners were not permitted to vote on any matters unless and until such voting rights were restored by the holders of a majority of the outstanding common shares of the Company, excluding the shares owned by CFC Partners. A total of 1,319,491 shares (or 50.99% of the outstanding shares entitled to vote) voted in favor of the proposal to reinstate the voting rights of the CFC Partners shares, 24,069 shares (.93%) voted against the proposal and 14,633 shares (.57%) voted to abstain with respect to this proposal. As a result, the shares of common stock held by CFC Partners now have full voting rights.

     A second special meeting of shareholders was held on March 15, 2003, at which time the Company's common shareholders were asked to approve proposals to amend the Company's Articles of Incorporation to (i) effect a one-for-ten reverse stock split, (ii) increase the Company's authorized shares to 50 million and (iii) permit action upon the written consent of less than all shareholders of the Company, pursuant to the Pennsylvania Business Corporation Law. The March 15 meeting will be reconvened on a date to be determined so that the Company can comply with Regulation 14C of the Securities Exchange Act of 1934 as it relates to the dissemination of information required by Schedule 14C.

ITEM  5.    OTHER  INFORMATION

     None


Consumers Financial Corporation                                          Page 16
Form 10-Q                                                         March 31, 2003

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

               (i)  Information or document provided in previous filing with the
                      Commission
               (ii) Information or document not applicable to registrant
               (iii)Information or document included as exhibit to this Form
                      10-Q. Any exhibits to such information or document are not included herein.
               (iv) Information contained in consolidated financial statements or related notes

     (b)  Reports on Form 8-K

          On January 21, 2003, the Company filed a Form 8-K to report that the common shareholders of the Company had voted in favor of a proposal to reinstate the voting rights of the 2,700,000 shares of common stock of the Company owned by CFC Partners. The special meeting of shareholders was held on January 9, 2003.


Consumers Financial Corporation                                          Page 17
Form 10-Q                                                         March 31, 2003

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CONSUMERS  FINANCIAL  CORPORATION
                                           ---------------------------------
                                               Registrant


Date      May  20,  2003               By  /S/ Donald  J.  Hommel
     ----------------------                -------------------------------------
                                           Donald  J.  Hommel
                                           President and Chief Executive Officer


Date      May  20,  2003               By  /S/ Donald  J.  Hommel
     ----------------------                -------------------------------------
                                           Donald  J.  Hommel
                                           Chief  Financial  Officer


Consumers Financial Corporation                                          Page 18
Form 10-Q                                                         March 31, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Donald J. Hommel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Consumers Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. In my capacity as Chief Executive Officer and Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on an evaluation as of the Evaluation Date;

     5. In my capacity as Chief Executive Officer and Chief Financial Officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. In my capacity as Chief Executive Officer and Chief Financial Officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date      May  20,  2003               By  /S/ Donald  J.  Hommel
     ----------------------                ---------------------------------
                                           Chief  Executive  Officer


Consumers Financial Corporation                                          Page 19
Form 10-Q                                                         March 31, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Donald  J.  Hommel,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Consumers Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. In my capacity as Chief Executive Officer and Chief Financial Officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report the conclusions about the effectiveness of the disclosure controls and procedures based on an evaluation as of the Evaluation Date;

     5. In my capacity as Chief Executive Officer and Chief Financial Officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. In my capacity as Chief Executive Officer and Chief Financial Officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date      May  20,  2003               By  /S/ Donald  J.  Hommel
     ----------------------                ---------------------------------
                                           Chief  Financial  Officer


Consumers Financial Corporation                                          Page 20
Form 10-Q                                                         March 31, 2003