Form 10-Q
period 2003-06-30
CONSUMERS FINANCIAL CORP
filed 2003-08-19
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003, OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                         ----------


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

                                   Yes    X         No
                                         ---             ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
     Class  of  Common  Stock                                August 4, 2003
     ------------------------                               ----------------
        $.01  Stated  Value                                 5,629,781 shares

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                                TABLE OF CONTENTS



NUMBER                                                                     PAGE
------                                                                     ----

         PART  I.  FINANCIAL  INFORMATION
         --------------------------------

Item 1.  Consolidated  Financial  Statements:

         Balance  Sheets  -  June  30,  2003  and  December  31,  2002        3

         Statements of Operations and Comprehensive Income (Loss) -
           For the Six and Three Months Ended June 30, 2003 and 2002          4

         Statements of Cash Flows - For the Six Months Ended
           June  30,  2003  and  2002                                         5

         Notes  to  Consolidated  Financial  Statements                    6-12

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of  Operations                                   13-16

Item 3.  Quantitative and Qualitative Disclosure About Market Risk           17

Item 4.  Controls  and  Procedures                                           17


         PART  II.  OTHER  INFORMATION
         -----------------------------

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    19

SIGNATURES


         CERTIFICATIONS
         --------------

Pursuant to Section 302 of Sarbanes-Oxley Act                             21-22

Pursuant  to  Section  906  of  Sarbanes-Oxley  Act                       23-24


Consumers Financial Corporation                                          Page 2
Form 10-Q                                                         June 30, 2003

                          PART I. FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                               CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------

                                                                 JUNE  30,   DECEMBER 31,
                                                                   2003          2002
-----------------------------------------------------------------------------------------
                                                               (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                    $       716   $   165,758
  Prepaid expenses                                                   2,920        30,420
-----------------------------------------------------------------------------------------
      Total current assets                                           3,636       196,178

Furniture and equipment, net of accumulated depreciation             2,537
Restricted cash held in escrow account                             302,667       314,225
Prepaid insurance                                                   64,079        87,363
-----------------------------------------------------------------------------------------

      Total assets                                             $   372,919   $   597,766
-----------------------------------------------------------------------------------------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
    SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Accounts payable                                          $    50,468   $    32,168
     Other                                                           6,664        22,134
-----------------------------------------------------------------------------------------

      Total current liabilities                                     57,132        54,302
-----------------------------------------------------------------------------------------

Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued 75,326 shares; outstanding 2003, 72,226
      shares, 2002, 75,326 shares; redemption amount 2003,
        $722,260, 2002, $753,260; net of treasury stock
         of $8,060 in 2003                                         733,855       739,949
-----------------------------------------------------------------------------------------

Shareholders' equity deficiency:
  Common stock, $.01 stated value, authorized 10,000,000
    shares; issued and outstanding 5,276,781 shares                 52,768        52,768
  Capital in excess of stated value                              8,938,865     8,938,865
  Deficit                                                       (9,409,701)   (9,188,118)
-----------------------------------------------------------------------------------------
      Total shareholders' equity deficiency                       (418,068)     (196,485)
-----------------------------------------------------------------------------------------

      Total liabilities, redeemable preferred stock and
        shareholders' equity deficiency                        $   372,919   $   597,766

-----------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                          Page 3
Form 10-Q                                                         June 30, 2003

                                  CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------

                                            SIX  MONTHS      SIX  MONTHS     THREE  MONTHS    THREE  MONTHS
                                               ENDED            ENDED            ENDED            ENDED
                                           JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
------------------------------------------------------------------------------------------------------------
                                                             (See Note 2)                      (See Note 2)

Non-operating revenues:
  Net investment income                   $        1,568   $       37,975   $          680   $       18,337
  Net realized investment gains                                    56,448                            56,448
  Gain on sale of insurance licenses                              178,483                           178,483
  Miscellaneous                                    1,447           48,519            1,418           32,716
------------------------------------------------------------------------------------------------------------
                                                   3,015          321,425            2,098          285,984
------------------------------------------------------------------------------------------------------------

Non-operating expenses:
  Salaries and employee benefits                  49,811           89,573           25,989           45,957
  Professional fees                               71,695           62,133           29,055           22,289
  Other fees                                      18,645           48,673           11,104           40,409
  Insurance                                       23,478           25,807           11,699           13,301
  Taxes, other than income                         5,352           15,955            2,294            8,320
  Provision for loss on loan receivable           27,500
  Miscellaneous                                   26,152           39,284           16,281           20,611
------------------------------------------------------------------------------------------------------------
                                                 222,633          281,425           96,422          150,887
------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes               (219,618)          40,000          (94,324)         135,097

Income taxes                                          --               --               --               --
------------------------------------------------------------------------------------------------------------

Net income (loss)                               (219,618)          40,000          (94,324)         135,097

Other comprehensive loss, change
  in unrealized appreciation of debt
  securities                                                      (54,702)                          (39,747)
------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                    ($219,618)        ($14,702)        ($94,324)  $       95,350
------------------------------------------------------------------------------------------------------------

Per share data:
  Basic and diluted income (loss)
      per common share                            ($0.05)          ($0.06)          ($0.02)  $         0.01


  Weighted average number of
    common shares outstanding                  5,276,781        2,576,781        5,276,781        2,576,781

  Cash dividends declared per
    common share                                    None             None             None            None
------------------------------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                          Page 4
Form 10-Q                                                         June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

-----------------------------------------------------------------------------------------

                                                       SIX MONTHS ENDED  SIX MONTHS ENDED
                                                         JUNE 30, 2003    JUNE 30, 2002
-----------------------------------------------------------------------------------------
                                                                            (See Note 2)

Cash flows from operating activities:

  Net income (loss)                                          ($219,618)  $        40,000
-----------------------------------------------------------------------------------------

  Adjustments to reconcile net income (loss) to
    cash flows used in operating activities:
      Provision for loss on loan receivable                     27,500
      Change in receivables                                                       15,013
      Change in prepaid expenses                                50,784           (25,846)
      Gain on sale of investments                                                (56,448)
      Gain on sale of insurance licenses                                        (178,483)
      Change in other liabilities                                2,831           (24,250)
      Other                                                       (991)             (588)
-----------------------------------------------------------------------------------------

      Total adjustments                                         80,124          (270,602)
-----------------------------------------------------------------------------------------

  Net cash used in operating activities                       (139,494)         (230,602)
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of investments                                              945,181
  Proceeds from sale of insurance licenses, net of
    selling expenses of $44,767 and liability assumed
    by buyer of $132,120                                                          73,113
  Loan to majority shareholder                                 (27,500)
  Cash withdrawn from preferred stock escrow account            12,958
  Purchase of furniture and equipment                           (2,946)
-----------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities          (17,488)        1,018,294
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
  Purchase of redeemable preferred stock                        (8,060)
  Option agreement deposit                                                       108,654
  Cash dividends to preferred shareholders                                      (192,361)
-----------------------------------------------------------------------------------------

  Net cash used in financing activities                         (8,060)          (83,707)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash                               (165,042)          703,985

Cash and cash equivalents at beginning of period               165,758         1,802,265
-----------------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $          716   $     2,506,250
-----------------------------------------------------------------------------------------

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                          Page 5
Form 10-Q                                                         June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)


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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of the cumulative effect of the events discussed above, at June 30, 2003, the Company had only $716 in cash, a shareholders' equity deficiency of $418,068 and was unable to pay its existing creditors. Also, as of that date, the Company had not paid its payroll taxes for either the first quarter of 2003 (such taxes were paid in August 2003 using proceeds from a loan from one of the Company's officers) or for the second quarter of 2003.

     As of June 30, 2003, the Company had no significant business operations and no sources of operating revenues. CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The new management of the Company is initially focusing on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses as well as the direct purchase of income-producing real estate. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

     The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its new businesses are being developed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life) until June 19, 2002 when Consumers Life was sold. At June 30, 2003, the Company owned a 51% interest in Spartan Properties LLC, an Illinois limited liability company formed to manage the Company's real estate operations (Spartan). The financial statements for the six and three months ended June 30, 2003 do not include the revenues and expenses of Spartan because such amounts were not material to the Company's results of operations.

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position as of June 30, 2003 and the results of its operations and its cash flows for the six months ended June 30, 2003 and 2002.


Consumers Financial Corporation                                          Page 6
Form 10-Q                                                         June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

1.   OVERVIEW AND BASIS OF PRESENTATION (CONTINUED):

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Form 10-K.

     The results of operations for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   RESTATEMENT  OF  FINANCIAL  STATEMENTS:

     In connection with the acquisition of the Company by CFC Partners on August 28, 2002 and the related termination of the Plan of Liquidation, the Company re-adopted accounting principles applicable to going-concern entities as of that date. The Company's consolidated financial statements had been prepared using a liquidation basis of accounting since March 25, 1998 when the Plan of Liquidation was approved by the Company's shareholders. In order to provide comparative financial information, the Company has restated its liquidation-basis financial statements for prior periods to conform to the current presentation which utilizes accounting principles applicable to going-concern entities. Accordingly, in the accompanying consolidated financial statements, the Statement of Changes in Net Assets in Liquidation for the six and three months ended June 30, 2002, as originally prepared on a liquidation basis of accounting, has been replaced by a Statement of Operations and a Statement of Cash Flows.

     For the six and three months ended June 30, 2002, the Company originally reported an excess of expenses over revenues of $138,483 and $43,386, respectively.

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

     The new management of the Company is currently pursuing various business opportunities for the Company. Management's efforts have initially been focused on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses as well as the direct purchase of income-producing real estate (see Note 4).


Consumers Financial Corporation                                          Page 7
Form 10-Q                                                         June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

4.   BUSINESS  DEVELOPMENT  ACTIVITIES:

     With respect to the real estate business, in April 2003, the Company, through its majority shareholder, entered into agreements to acquire a garden apartment complex in Springfield, Illinois and a high-rise residential building in Chicago, Illinois. In June 2003, the Company entered into an agreement to acquire a 200-unit garden apartment complex in the Tampa, Florida area. In addition, the Company is negotiating the acquisition of several additional garden apartment complexes in other locations and is negotiating with a town in Long Island, New York to acquire property for the purpose of developing condominiums and townhouses.

     In May 2003, Vaughn Partners LLC (Vaughn), an Illinois limited liability company in which the Company and Spartan each own a 30% interest, acquired the Springfield, Illinois real estate referred to above. Vaughn acquired this property with cash contributed by the third party investors who own the remaining 40% of Vaughn, a $4,050,000 bank loan secured by a first mortgage lien on the property and a $1,200,000 second mortgage on the property. Vaughn also obtained but has not yet utilized a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. In connection with the acquisition, Spartan also entered into an agreement with Vaughn to manage the property for a fee.

     Because neither the Company nor Spartan invested any funds in exchange for their interests in Vaughn and neither has any obligation to fund any operating or other deficiencies incurred by Vaughn, the accompanying financial statements do not include any equity in the net loss of Vaughn, which totaled approximately $97,000. The operating results of Vaughn in May and June were adversely impacted by reduced rental income due to vacancies associated with the need for major renovations which are expected to begin in August 2003.

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

5.   LOAN  RECEIVABLE

     During the first quarter of 2003, the Company made payments totaling $27,500 to certain individuals who had previously loaned funds to CFC Partners so that CFC Partners could purchase its majority interest in the Company's common stock. Since any obligation to repay these individuals, one of whom is a director of the Company, is the responsibility of CFC Partners and not the Company, CFC Partners has agreed to repay this amount to the Company. However, because CFC Partners currently has no ability to repay the amount borrowed, this loan has been fully reserved in the Company's consolidated financial statements through a charge to non-operating expenses.


Consumers Financial Corporation                                          Page 8
Form 10-Q                                                         June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

6.   RESTRICTED  ASSETS

     As required by the terms of the option agreement with CFC Partners, the Company deposited $331,434 (representing the tender price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the preferred shareholders. At June 30, 2003 and December 31, 2002, these assets consisted entirely of money market funds. However, in June 2003, $12,958 was withdrawn from the escrow account to purchase 3,100 shares of preferred stock for $8,060. The remaining $4,898 was deposited into the Company's general cash account.

7.   INCOME  TAXES:

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

     At June 30, 2003 and December 31, 2002, the Company's only deferred tax assets consisted of (i) $100,000 and $2,038,000, respectively, arising from net operating loss carry forwards and (ii) $4,457,000 arising from a capital loss carry forward related to the sale of the stock of Consumers Life. These deferred tax assets have been fully offset by a valuation allowance. The Company's deferred tax assets at June 30, 2003 do not include any net operating losses generated by Consumers Life since that subsidiary was sold in June 2002 and its prior losses are no longer available to offset future taxable income of the Company. At June 30, 2003 and December 31, 2002, the Company had no material deferred tax liabilities.

     No provision for income taxes has been made in the consolidated financial statements because of the above-referenced operating loss and capital loss carry forwards, which have been fully offset by a valuation allowance.


Consumers Financial Corporation                                          Page 9
Form 10-Q                                                         June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)


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

     The terms of the redeemable preferred stock require the Company to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders (see Note 6). In June 2003, $12,958 was withdrawn from the escrow account, of which $8,060 was used to purchase 3,100 shares of preferred stock in the open market.

     Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1 and July 1, 2003 have not been declared or paid by the Company. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

     The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $1,966 and $8,887 in the first six months of 2003 and 2002, respectively.


Consumers Financial Corporation                                          Page 10
Form 10-Q                                                          June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

9.   PER SHARE INFORMATION:

--------------------------------------------------------------------------------------------------------------------
                                                      SIX MONTHS      SIX MONTHS      THREE MONTHS    THREE MONTHS
                                                        ENDED            ENDED           ENDED            ENDED
                                                    JUNE 30, 2003    JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002

  Net income (loss)                                     ($219,618)  $       40,000        ($94,324)  $      135,097

  Preferred stock dividend requirement                    (32,014)        (192,361)        (16,007)         (96,181)

  Accretion of carrying value of  preferred stock          (1,966)          (8,887)         (1,227)          (4,443)
--------------------------------------------------------------------------------------------------------------------

  Numerator for basic income (loss) per share -
    income (loss) attributable to common
      shareholders                                       (253,598)        (161,248)       (111,558)          34,473

  Effect of dilutive securities                                 0                0               0                0
--------------------------------------------------------------------------------------------------------------------

  Numerator for diluted income (loss) per share         ($253,598)       ($161,248)      ($111,558)  $       34,473
--------------------------------------------------------------------------------------------------------------------

  Denominator for basic income (loss) per share -
      weighted average shares outstanding               5,276,781        2,576,781       5,276,781        2,576,781
  Effect of dilutive securities                                 0                0               0                0
--------------------------------------------------------------------------------------------------------------------

  Denominator for diluted income (loss) per share       5,276,781        2,576,781       5,276,781        2,576,781
--------------------------------------------------------------------------------------------------------------------

  Basic and diluted income (loss) per common
share                                                      ($0.05)          ($0.06)         ($0.02)  $         0.01
--------------------------------------------------------------------------------------------------------------------

10.  SUBSEQUENT  EVENTS:

     On July 1, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 353,000 shares of its common stock, which the Company subsequently issued to three consultants pursuant to certain agreements entered into between the Company and the respective consultants. Each of these agreements terminates on December 31, 2003. In exchange for receipt of the shares of common stock, such consultants will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, measured by the market value of the shares at the time of issue, is approximately $105,900. This cost will be amortized on a straight-line basis over the term of the agreements.

     On August 7, 2003, the Company mailed an Information Statement to its shareholders in connection with a special meeting of shareholders to be held on August 27, 2003 (the Special Meeting). At the Special Meeting, the shareholders will be asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-10 reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock from 5,276,781 to approximately 527,678, (ii) to authorize 50 million shares of capital stock of the Company, of which 40 million shares will relate to common stock and 10 million shares will relate to preferred stock and
(iii) to permit action upon the written consent of less than all shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. CFC Partners owns a majority of the Company's issued and outstanding shares of common stock and intends to vote to approve the proposal presented above, thereby assuring the approval of such proposal.


Consumers Financial Corporation                                          Page 11
Form 10-Q                                                          June 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                  (UNAUDITED)

10.  SUBSEQUENT  EVENTS  (CONTINUED):

     On August 11, 2003, the Company's Board of Directors approved the payment of broker's fees to the Company's majority shareholder, CFC Partners, for real estate and other contracts obtained by CFC Partners and assigned to the Company. The Board agreed to pay CFC Partners an amount equal to 5% of the contract price following the completion of each transaction. Such payments may be in the form of cash or common stock of the Company. In that regard, the Board authorized the issuance to CFC Partners of approximately 1,227,000 shares of the Company's common stock in connection with the acquisition of the Springfield real estate referred to in Note 4. The cost of this transaction to the Company, as measured by the market value of the shares at the time of issuance, is approximately $270,000. The Company will report this charge in its third quarter operating results


Consumers Financial Corporation                                          Page 12
Form 10-Q                                                          June 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A review of the significant factors which affected the Company's financial condition at June 30, 2003 and its results of operations for the six and three month periods then ended is presented below. Information relating to the same periods in 2002 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2002 Form 10-K.

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

                                    OVERVIEW

     At a special meeting of shareholders held on March 24, 1998, the Company's preferred and common shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation), pursuant to which the Company would be liquidated and dissolved. The Plan of Liquidation permitted the Board of Directors to continue to consider other alternatives to liquidating the Company. Because the common shareholders would not receive a distribution under the plan of liquidation and dissolution, and the preferred shareholders would receive less than the full liquidation value of their shares, the Board of Directors subsequently determined that selling the Company for its value as a "public company shell" was a better alternative for the common and preferred shareholders than liquidating the Company.

     In October 2001, the Board of Directors met to consider three offers which were received regarding the potential purchase of the Company. One of the three offers was from CFC Partners, Ltd. (CFC Partners). Following its review of each offer, the Board determined that the offer from CFC Partners was the best offer. In February 2002, the Company and CFC Partners entered into an option agreement which permitted CFC Partners to acquire a 51.2% interest in the Company at $.04 per share. The option held by CFC Partners was exercisable following the completion by the Company of a tender offer to its preferred shareholders. The completion of this tender offer was, in turn, dependent on the sale of the Company's remaining insurance subsidiary, since substantially all of the Company's assets were held by the subsidiary and state insurance laws would not permit the withdrawal of those assets.

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


Consumers Financial Corporation                                          Page 13
Form 10-Q                                                          June 30, 2003

     In October 2002, the Board of Directors appointed Shalom S. Maidenbaum, Esq. as an additional Director of the Company to fill an existing vacancy on the Board. In addition, the Directors elected Mr. Hommel as the Company's Treasurer and Mr. Maidenbaum as the Company's Vice President and Secretary. In March 2003, the Board of Directors appointed William T. Konczynin as an additional Director to fill an existing vacancy.

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

     At June 30, 2003, the Company had no significant business operations; however, the Company's new management is currently pursuing various business ventures. Their initial focus is on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. As discussed in Note 4 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q, in April 2003, the Company, through its majority shareholder, entered into agreements to acquire a garden apartment complex in Springfield, Illinois and a high-rise residential building in Chicago, Illinois. In June 2003, the Company entered into an agreement to acquire a 200-unit garden apartment complex in the Tampa, Florida area. In addition, the Company is negotiating the acquisition of several additional garden apartment complexes in other locations and is negotiating with a town in Long Island, New York to acquire property for the purpose of developing condominiums and townhouses.

     In May 2003, Vaughn Partners LLC (Vaughn), an Illinois limited liability company in which the Company and a subsidiary each own a 30% interest, acquired the Springfield, Illinois real estate referred to above. Vaughn acquired this property with cash contributed by the third party investors who own the remaining 40% of Vaughn, a $4,050,000 bank loan secured by a first mortgage lien on the property and a $1,200,000 second mortgage on the property. Vaughn also obtained but has not yet utilized a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. In connection with the acquisition, Spartan Properties LLC, a newly acquired 51%-owned subsidiary of the Company, also entered into an agreement with Vaughn to manage the property for a fee.

     At June 30, 2003, the Company's shareholders' equity deficiency totaled $418,068 compared to a shareholders' equity deficiency of $196,485 at December 31, 2002. The Company's net loss for the six months ended June 30, 2003 totaled $219,618 compared to net income of $40,000 for the same period in 2002.

                              RESULTS OF OPERATIONS

     A discussion of the material factors which affected the Company's results of operations for the six and three months ended June 30, 2003 and 2002 is presented below.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

     For the six months ended June 30, 2003, the Company reported a net loss of $219,618 ($.05 per share) compared to net income of $40,000 (which translates into a loss of $.06 per share after deducting the preferred dividend requirement) in the first half of 2002. The 2,700,000 new shares of common stock issued to CFC Partners in August 2002 has significantly impacted the comparison of per share amounts between 2003 and 2002. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of expenses incurred while the Company is developing new businesses. During the first six months of 2003, these costs consisted principally of salaries to two individuals, audit, legal and consulting fees, insurance and a $27,500 provision for loss on a receivable from the Company's majority shareholder.


Consumers Financial Corporation                                          Page 14
Form 10-Q                                                          June 30, 2003

     In 2002, the Company's net income was the result of a $179,000 gain from the sale of the state insurance licenses of Consumers Life, as part of the sale of that subsidiary, and a $56,000 gain on the sale of certain bonds held by the subsidiary. During this period, the Company incurred approximately $62,000 in professional fees, principally legal and accounting fees, including $17,000 in legal fees related to the tender offer to the Company's preferred shareholders. The Company also incurred a $29,000 fee in connection with the termination of a guaranteed investment contract held by the Company's retirement plan custodian.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

     The Company's net loss for the second quarter of 2003 was $94,324 ($.02 per share). Since the Company only had $2,098 in revenues for the quarter, the net loss is attributable to ongoing expenses incurred in connection with developing new business operations. These costs consisted primarily of salaries, professional fees and insurance.

     For the three months ended June 30, 2002, the Company reported net income of $135,097 ($.01 per share) as a result of the gains arising from the sale of Consumers Life. During the quarter, the Company incurred approximately $46,000 in salaries and related benefits as well as professional and other fees of $63,000.

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

     For the six months ended June 30, 2003, the Company's cash and cash equivalents decreased by $165,042 to only $716 at the end of the period. The decrease is principally the result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners, as discussed in
Note 4 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q. The Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

LIQUIDITY

     In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At June 30, 2003, the Company had only $716 in cash. Furthermore, as of that date, the Company had no significant business operations and no sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The Company's management is initially focusing on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology business segments. However, there is no assurance that the Company's efforts in this regard will be successful.

     As indicated above, the Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing. Without new revenues and/or immediate financing, management's efforts to develop the Company's real estate, construction management and medical technology businesses are not likely to succeed.


Consumers Financial Corporation                                          Page 15
Form 10-Q                                                          June 30, 2003

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

     The terms of the redeemable preferred stock require the Company to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders (see Note 6 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q).

     The January 1, April 1 and July 1, 2003 dividends payable on the Company's redeemable preferred stock have not been declared or paid by the Company. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. If the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.


Consumers Financial Corporation                                          Page 16
Form 10-Q                                                          June 30, 2003

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The requirements for certain market risk disclosures are not applicable to the Company because, at June 30, 2003 and December 31, 2002, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws. A small business issuer is defined as any United States or Canadian issuer with revenues or public float of less than $25 million.

ITEM 4.  CONTROLS  AND  PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13-a14. Based upon that evaluation, the principal executive officers and chief financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Consumers Financial Corporation                                          Page 17
Form 10-Q                                                          June 30, 2003

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL  PROCEEDINGS

     The registrant is not involved in any pending legal proceedings other than routine litigation incidental to the conduct of its previous business.

ITEM 2.  CHANGES  IN  SECURITIES

     During the three months ended June 30, 2003, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends, except as described in Item 3 below.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     The January 1, 2003, April 1, 2003 and July 1, 2003 dividends payable on the registrant's redeemable preferred stock have not been declared or paid by the registrant. The amount of these dividends totals $48,021. When the registrant is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the registrant's common stock as well as purchases, redemptions or acquisitions by the registrant of shares of its common stock are restricted. If the registrant is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock shall be entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matters were submitted to a vote of the shareholders of the registrant during the three months ended June 30, 2003.

     A special meeting of shareholders was held on March 15, 2003, at which time the registrant's common shareholders were asked to approve proposals to amend the registrant's Articles of Incorporation to (i) effect a one-for-ten reverse stock split, (ii) increase the registrant's authorized shares to 50 million and
(iii) permit action upon the written consent of less than all shareholders of the registrant, pursuant to the Pennsylvania Business Corporation Law. However, no action was taken at the March 15 meeting because the registrant had not fully complied with Regulation 14C of the Securities Exchange Act of 1934 as it relates to the dissemination of information required by Schedule 14C. The March 15 meeting will be reconvened on August 27, 2003.

ITEM 5.  OTHER  INFORMATION

     None


Consumers Financial Corporation                                          Page 18
Form 10-Q                                                          June 30, 2003

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
                31.1 Certification of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act)
                31.2 Certification of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act)
                32 Certification of Chief Executive Officer and Chief Financial Officer (Section 906 of Sarbanes-Oxley Act)

     (b)  Reports  on  Form  8-K

               On April 28, 2003, the registrant filed a Form 8-K to report (i) that the registrant's majority shareholder had entered into certain agreements to acquire two residential apartment complexes in Illinois and that the majority shareholder intends to assign its rights and obligations to the registrant, (ii) that the registrant was negotiating the acquisition of additional apartment complexes as well as the purchase of a parcel of land in New York for development purposes and (iii) that the registrant had entered into a letter of intent with a New York radiologist who operates several radiology centers to purchase, develop and operate positron emission tomography imaging (P.E.T.) centers in the New York area.


Consumers Financial Corporation                                          Page 19
Form 10-Q                                                          June 30, 2003

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CONSUMERS  FINANCIAL  CORPORATION
                                      ---------------------------------
                                      Registrant




Date  August 18, 2003                 By   /S/ Donald J. Hommel
      ---------------                      --------------------
                                           Donald  J.  Hommel
                                           President and Chief Executive Officer



Date  August 18, 2003                 By   /S/ Donald J. Hommel
      ---------------                      --------------------
                                           Donald J. Hommel
                                           Chief Financial Officer