Form 10-Q
period 2003-09-30
CONSUMERS FINANCIAL CORP
filed 2003-12-29
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                Yes |_|   No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
Class of Common Stock                                          December 15, 2003
---------------------                                          -----------------
  $.01 Stated Value                                                17,667,096


Consumers Financial Corporation                                           Page 1
Form 10-Q                                                     September 30, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

Number                                                                      Page
------                                                                      ----

      Part I. Financial Information*
      ------------------------------

Item 1. Condensed Consolidated Financial Statements:

        Balance Sheets - September 30, 2003 and December 31, 2002              4

        Statements of Operations and Comprehensive Income (Loss) -
             For the Nine and Three Months Ended September 30, 2003
             and 2002                                                          5

        Statements of Cash Flows - For the Nine Months Ended
             September 30, 2003 and 2002                                       6

        Notes to Condensed Consolidated Financial Statements              7 - 14

* See Note 1 to Condensed Consolidated Financial Statements regarding these financial statements which have not been reviewed

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        15 - 20

Item 3. Quantitative and Qualitative Disclosure About Market Risk             20

Item 4. Controls and Procedures                                               20

      Part II. Other Information
      --------------------------

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities and Use of Proceeds                             21

Item 3. Defaults upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      22

      Certifications
      --------------

Pursuant to Section 302 of Sarbanes-Oxley Act                            25 - 26

Pursuant to Section 906 of Sarbanes-Oxley Act                                 27


Consumers Financial Corporation                                           Page 2
Form 10-Q                                                     September 30, 2003

                         Part I. Financial Information

Item 1. Financial Statements

                                EXPLANATORY NOTE

         FAILURE TO OBTAIN A REVIEW OF THE INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have not, prior to their filing, been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission. The Company is using its best efforts to promptly have the interim financial statements included in this deficient filing reviewed as required. The Company cannot however, predict when the investigation will be completed, its ultimate scope or its outcome or any possible effect on the Company's financial statements.


Consumers Financial Corporation                                           Page 3
Form 10-Q                                                     September 30, 2003

                          PART I. FINANCIAL INFORMATION

   See Note 1 to Condensed Consolidated Financial Statements regarding these financial statements which have not been reviewed

Item 1. Condensed Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,      December 31,
                                                                          2003               2002
                                                                      ------------       ------------
                                                                       (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                          $     21,689       $    165,758
    Accounts Receivable                                                     11,332
   Prepaid expenses                                                        171,788             30,420
                                                                      ------------       ------------
          Total current assets                                             204,809            196,178

Property, plant and equipment, net of accumulated depreciation           5,832,779
Restricted cash held in escrow account                                     713,246            314,225
Intangible and other assets                                                160,475             87,363
                                                                      ------------       ------------
          Total assets                                                $  6,911,309       $    597,766
                                                                      ------------       ------------

LIABILITIES, REDEEMABLE PREFERRED STOCK AND
     SHAREHOLDERS' EQUITY DEFICIENCY

Current liabilities:
     Accounts payable                                                 $    377,850       $     32,168
     Other                                                                 140,487             22,134

          Total current liabilities                                        518,337             54,302
                                                                      ------------       ------------
Mortgages payable                                                        5,922,795

Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued 75,326 shares; outstanding 2003, 72,226
         shares, 2002, 75,326 shares; redemption amount 2003,
         $722,260, 2002, $753,260; net of treasury stock
         of $8,060 in 2003                                                 711,799            739,949

Shareholders' equity deficiency:
     Common stock, $.01 stated value, authorized 10,000,000
         shares; issued and outstanding 9,045,575 shares                   170,021             52,768
     Capital in excess of stated value                                  11,519,631          8,938,865
     Deficit                                                           (12,061,236)        (9,188,118)
     Minority Interest                                                     129,962
                                                                      ------------       ------------
          Total shareholders' equity deficiency                           (241,622)          (196,485)
                                                                      ------------       ------------
          Total liabilities, redeemable preferred stock and
               shareholders' equity deficiency                        $  6,911,309       $    597,766
                                                                      ============       ============

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 4
Form 10-Q                                                     September 30, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

   See Note 1 to Condensed Consolidated Financial Statements regarding these financial statements which have not been reviewed

                                                    Nine Months        Nine Months         Three Months        Three Months
                                                       Ended               Ended               Ended               Ended
                                                   September 30,       September 30,       September 30,       September 30,
                                                       2003                2002                2003                2002
                                                   -------------       -------------       -------------       -------------
                                                                        (See Note 2)                            (See Note 2)
Operating revenues:
     Income                                         $  189,840          $                   $  137,335          $
     Net investment income                               2,080              44,295                 512               6,320
     Net realized investment gains                                         242,480
     Proceeds from settlement of litigation                                255,000                                 255,000
     Miscellaneous                                       1,447              41,192                                     222
                                                    ----------          ----------          ----------          ----------
                                                       193,367             582,967             137,847             261,542
                                                    ----------          ----------          ----------          ----------
Non-operating expenses:
     Salaries and employee benefits                  2,419,684             123,080           2,358,053              33,507
     Professional fees                                  79,484              96,920              26,998              34,787
     Other fees                                         70,467              55,817              70,467               7,144
     Insurance                                          46,553              64,537              11,572              38,730
     Taxes, other than income                           52,408              22,114              51,797               6,159
     Provision for loss on loan receivable              27,500
     Miscellaneous                                     570,395              56,610             398,330              17,326
                                                    ----------          ----------          ----------          ----------
                                                     3,266,491             419,078           2,917,217             137,653
                                                    ----------          ----------          ----------          ----------

Income (loss) before income taxes                   (3,073,124)            163,889          (2,779,370)            123,889
Income taxes                                                --                  --                  --                  --
                                                    ----------          ----------          ----------          ----------
Net income (loss)                                   (3,073,124)            163,889          (2,779,370)            123,889
Other comprehensive loss, change
     in unrealized appreciation of debt
     securities                                                            (54,702)
Comprehensive income (loss)                        ($3,073,124)         $  109,187         ($2,779,370)         $  123,889

Per share data:
     Basic and diluted income (loss) per
         common share                              ($     0.32)        ($     0.05)        ($     0.30)                 --

     Weighted average number of
         common shares outstanding                   9,515,637           2,909,419           9,185,219           3,574,636

     Cash dividends declared per
         common share                                     None                None                None                None

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 5
Form 10-Q                                                     September 30, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

   See Note 1 to Condensed Consolidated Financial Statements regarding these financial statements which have not been reviewed

                                                                   Nine Months Ended    Nine Months Ended
                                                                   September 30, 2003   September 30, 2002
                                                                   ------------------   ------------------
                                                                                           (See Note 2)
Cash flows from operating activities:
     Net income (loss)                                                 ($3,073,124)        $   163,889
       Adjustments to reconcile net income (loss) to
       cash flows used in operating activities:
         Depreciation & amortization                                       105,048
         Provision for loss on loan receivable                              27,500
         Change in receivables                                             (11,332)             21,431
         Change in prepaid expenses                                       (141,368)            (13,317)
         Escrow - construction and real estate tax                        (444,226)
         Gain on sale of investments                                                           (56,448)
         Gain on sale of insurance licenses                                                   (178,483)
         Payment of employee severance liability                                              (177,962)
         Change in accrued expenses                                        345,682             (69,841)
         Change in due to preferred stockholders                            12,260
         Change in other current liabilities                               101,093
         Other                                                              86,764             (53,439)
                                                                       -----------         -----------
         Total adjustments                                                  81,421            (528,059)
     Net cash used in operating activities                              (2,991,703)           (364,170)

Cash flows from investing activities:
     Proceeds from sale of investments                                                         945,181
     Proceeds from sale of insurance licenses, net of
       selling expenses of $44,767 and liability assumed
       by buyer of $132,120                                                                     73,113
     Cash deposited into preferred stock escrow account                                       (331,434)
     Loan to majority shareholder                                          (22,500)
     Cash withdrawn from preferred stock escrow account                     45,204
     Purchase of property, equipment and leasehold improvements         (5,900,933)
     Deferred financing costs                                             (196,769)
                                                                       -----------         -----------
     Minority Interest                                                     129,962
                                                                       -----------         -----------
     Net cash provided by (used in) investing activities                (5,945,036)            686,860

Cash flows from financing activities:
     Mortgages payable                                                   5,922,795
     Purchase of redeemable preferred stock                                (31,629)         (1,660,067)
     Proceeds from issuance of common stock                                117,253             108,000
     Additional paid in capital                                          2,784,251
     Cash dividends to preferred shareholders                                                 (335,986)
                                                                       -----------         -----------
     Net cash used in financing activities                               8,792,670          (1,888,053)
                                                                       -----------         -----------
Net increase (decrease) in cash                                           (144,069)         (1,565,363)
Cash and cash equivalents at beginning of period                           165,758           1,802,265
                                                                       -----------         -----------
Cash and cash equivalents at end of period                             $    21,689         $   236,902
                                                                       ===========         ===========

                 See Notes to Consolidated Financial Statements


Consumers Financial Corporation                                           Page 6
Form 10-Q                                                     September 30, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

1.    Overview and Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have not, prior to their filing, been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission. The Company is using its best efforts to promptly have the interim financial statements included in this deficient filing reviewed as required. The Company cannot however, predict when the investigation will be completed, its ultimate scope or its outcome or any possible effect on the Company's financial statements.



                              Financial Statements

The condensed consolidated balance sheet of Consumers Financial Corporation and Subsidiary as of September 30, 2003, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC" or "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the Commission.

      Since 1998, the Company has had no business operations, and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses. In March 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group (CFC Partners), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002, the option was exercised and 2,700,000 new common shares (approximately 51.2% of the total outstanding shares) were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued. Immediately prior to the transaction with CFC Partners, the Company paid a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders (see Note
7).

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of the cumulative effect of the events discussed above, at September 30, 2003, the Company had only $21,689 in cash, a shareholders' equity deficiency of $241,622 and was unable to pay its existing creditors. Also, as of that date, the Company had not paid its payroll taxes for either the first quarter of 2003 (such taxes were paid in August 2003 using proceeds from a loan from one of the Company's officers), for the second quarter of 2003 or for the third quarter of 2003.


Consumers Financial Corporation                                           Page 7
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

1.    Overview and Basis of Presentation (continued):

      As of September 30, 2003, other than its interest in Vaughn Partners, LLC (as described below) the Company had no significant business operations and no sources of operating revenues. CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The new management of the Company is initially focusing on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses as well as the direct purchase of income-producing real estate. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

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

      The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

                            Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents

                                  Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                          Depreciation and Amortization

Depreciation and amortization of Building, equipment and furniture, fixtures is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives.

                  Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Consumers Financial Corporation                                           Page 8
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

2.    Acquisition of the Company:

      On August 28, 2002, CFC Partners exercised its option to acquire 2,700,000 shares of the Company's common stock. The option was granted to CFC Partners through an option agreement dated February 13, 2002. The option price of $108,000 had previously been deposited by CFC Partners into an escrow account held by the Company. The newly issued shares represented approximately 51.2% of the outstanding common stock of the Company.

      In connection with the issuance of the new shares to CFC Partners, the Board of Directors also terminated the Plan of Liquidation. The Board had previously determined that selling the Company for its value as a "public company shell" was a better alternative for the shareholders than the Plan of Liquidation, inasmuch as the common shareholders were not expected to receive any distribution in a liquidation of the Company. The preferred shareholders were given an opportunity to exchange their shares for cash in a tender offer completed by the Company on August 23, 2002 (see Note 7).

      The new management of the Company is currently pursuing various business opportunities for the Company. Management's efforts have initially been focused on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses as well as the direct purchase of income-producing real estate (see Note 3).

3.    Business Development Activities:

      With respect to the real estate business, in April 2003, Vaughn Properties LLC entered into agreements to acquire a garden apartment complex in Springfield, Illinois and a high-rise residential building in Chicago, Illinois.

      On September 4, 2003, the Company's Board of Directors approved the payment of broker's fees to the Company's majority shareholder, CFC Partners, for real estate and other contracts obtained by CFC Partners and assigned to the Company. The Board agreed to pay CFC Partners an amount equal to 5% of the contract price following the completion of each transaction. Such payments may be in the form of cash or common stock of the Company. In that regard, the Board authorized the issuance to CFC Partners of approximately 1,227,273 shares of the Company's common stock in connection with the acquisition of the Springfield real estate. The cost of this transaction to the Company, as measured by the market value of the shares at the time of issuance, is approximately $270,000. The Company has reported this charge in its third quarter operating results.

      In May 2003, Vaughn Partners LLC (Vaughn), an Illinois limited liability company in which the Company owned directly a 47.5% interest, acquired the Springfield, Illinois real estate referred to above. Vaughn acquired this property for a purchase price of $5,400,000, comprised of a $4,650,000 interest only bank loan secured by a first mortgage lien on the property payable in two years, and a $1,200,000 second mortgage on the property, with principal amounts of $500,000 due six months from acquisition and $700,000 due 12 months from acquisition, and $300,000 in cash which was contributed by third party investors. The mortgages carry interest rates of 7.25% and 13% respectively. Vaughn also obtained and has not used approximately $291,000 of a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. The property is recorded net of depreciation which is recognized on a straight-line basis for a period of 31.5 years.

      In May 2003, the Company had a 47.5% direct equity interest in Vaughn and an indirect interest in


Consumers Financial Corporation                                           Page 9
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

Vaughn of 24.225% (as a result of its 51% interest in Spartan Properties). Since the transaction wherein the Company was to acquire its interest in Spartan was never consummated, said transaction was unwound as of October 31, 2003. Effective as of such date, Spartan transferred to the Company its 24.225% interest in Vaughn in consideration for the issuance by the Company of 250,000 shares of common stock. Accordingly, as of October 31, 2003, the Company has a direct interest in Vaughn Properties of 71.725% but no longer has an equity interest in Spartan Properties.

      Because neither the Company nor Spartan invested any funds in exchange for their interests in Vaughn and neither has any obligation to fund any operating or other deficiencies incurred by Vaughn, the accompanying financial statements do not include any equity in the net loss of Vaughn, which totaled approximately $85,000. The operating results of Vaughn were adversely impacted by reduced rental income due to vacancies associated with the need for major renovations which, as of September 30, 2003, are 75% complete.

      In connection with its construction management business, the Company intends to manage all of its real estate development and other real estate activities and will selectively pursue the management of outside projects as well.

      The Company currently has no contractual rights to purchase or lease any properties or engage in any other business activities.

      On July 1, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 353,000 shares of its common stock, which the Company issued to three consultants pursuant to certain agreements entered into between the Company and the respective consultants. Each of these agreements terminates on December 31, 2003. In exchange for receipt of the shares of common stock, such consultants will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, measured by the market value of the shares at the time of issue, is approximately $148,020. The Company recorded these expenses as prepaid expenses in the amount of $65,467 and consulting expenses for $82, 553.

      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10%, and annual bonuses as determined by the Board, which can range from twice the amount of the base salary, but in no event will the bonus be less than 50% of the salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the 10-year term or two years', whichever is greater. If there is a material change in the Company which causes a substantial reduction of the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment.

      The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers. Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date.

      On September 18, 2003, the Company filed a Registration Statement with the Securities and Exchange


Consumers Financial Corporation                                          Page 10
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

Commission to register 92,000 shares of common stock which was issued to a consultant pursuant to a consultancy agreement entered into between the Company and the consultant on said date. In exchange for receipt of the shares of common stock, the consultant will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of his services, measured by the market value of the shares at the time of issue, is approximately $____The Company recorded these expenses as prepaid expenses in the amount of $65,467 and consulting expenses for $_____.

4.    Loan Receivable

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

5.    Restricted Assets

      As required by the terms of the option agreement with CFC Partners, the Company deposited $331,434 (representing the tender price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the preferred shareholders. At September 30, 2003 and December 31, 2002, these assets consisted entirely of money market funds. However, during 2003, $47,088 was withdrawn from the escrow account to purchase 12,165 shares of preferred stock for $31,629. The remaining $15,459 was deposited into the Company's general cash account.

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

      At September 30, 2003 and December 31, 2002, the Company's only deferred tax assets consisted of (i) $100,000 and $2,038,000, respectively, arising from net operating loss carry forwards and (ii) $4,457,000 arising from a capital loss carry forward related to the sale of the stock of Consumers Life. These deferred tax assets have been fully offset by a valuation allowance. The Company's deferred tax assets at September 30, 2003 do not include any net operating losses generated by Consumers Life since that subsidiary was sold in June 2002 and its prior losses are no longer available to offset future taxable income of the Company. At September 30, 2003 and December 31, 2002, the Company had no material deferred tax liabilities.


Consumers Financial Corporation                                          Page 11
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

      The redeemable preferred stock is redeemable at the option of the Company at any time, as a whole or in part, for a redemption price of $10 per share plus all unpaid accrued dividends.

      Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1, and October 1, 2003 have not been declared or paid by the Company. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

      In the event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

      The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,479 and $9,627 in the first nine months of 2003 and 2002, respectively.


Consumers Financial Corporation                                          Page 12
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

8.    Per Share Information:

                                                          Nine Months         Nine Months        Three Months       Three Months
                                                             Ended               Ended              Ended               Ended
                                                         September 30,       September 30,      September 30,       September 30,
                                                             2003                2002               2003                2002
                                                         -------------       -------------      -------------       -------------
Net income (loss)                                        ($3,073,124)        $   163,889         ($2,779,370)        $   123,889
Preferred stock dividend requirement                         (48,021)           (239,806)            (16,007)            (47,445)
Accretion of carrying value of  preferred stock               (3,479)            (83,708)             (1,513)            (74,821)
                                                         -----------         -----------         -----------         -----------
Numerator for basic income (loss) per share -
     income (loss) attributable to common
       shareholders                                       (3,124,624)           (159,625)         (2,796,890)              1,623
Effect of dilutive securities                                      0                   0                   0                   0
                                                         -----------         -----------         -----------         -----------
Numerator for diluted income (loss) per share            ($3,124,624)        ($  159,625)        ($2,796,890)        $     1,623
Denominator for basic income (loss) per share -
     weighted average shares outstanding                   9,515,637           2,909,419           9,185,219           3,574,636
Effect of dilutive securities                                      0                   0                   0                   0
                                                         -----------         -----------         -----------         -----------
Denominator for diluted income (loss) per share            9,515,637           2,909,419           9,185,219           3,574,636
                                                         -----------         -----------         -----------         -----------
Basic and diluted income (loss) per common  share        ($     0.33)        ($     0.05)        ($     0.30)        $      0.00
                                                         ===========         ===========         ===========         ===========

9.    Significant Accounting Pronouncements

New Accounting Pronouncements

In May 2003, the FASB issued SFAS NO. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable numbers of shares. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effect of the adoption of SFAS No. 150 during the period ended September 30, 2003 was the classification of the Company's preferred stock as a liability in the statement of financial position.


Consumers Financial Corporation                                          Page 13
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

10. Subsequent Events:

      On October 20, 2003, the Company entered into an agreement with an investment banking firm to arrange financing for the Company's operations and expansion, provide financial advisory services on mergers and acquisitions, and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners, and potential clients. The Company views this relationship as an investment banking source for corporate acquisitions. The investment banker is to receive a percentage based on the amount of equity or debt raised for the Company, as well as a retainer of $3,750 plus 85,000 shares of common stock of the Company with demand and piggyback registration rights. In addition, the banker is entitled to warrants equal to 3% of the equity of the Company upon the successful completion of any financing or m&a transaction. The banker is also entitled to registration rights, tag along rights, a put option, anti-dilution protection and a right of first refusal. If the Company fails or refuses to close a transaction after funds have been placed in escrow or a commitment letter accepted and approved, the Company is liable for all direct and consequential damages incurred by the banker.

      On October 31, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register an additional 330,000 shares of common stock issued to the consultant who was initially issued 92,000 shares. Another Registration Statement was filed to register on November 7, 2003 pursuant to a consultancy agreement entered into between the Company and a consultant on July 2, 2003. In exchange for receipt of the 140,000 shares of common stock issued to such consultant, the consultant will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company.

      In November 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of the Company's common stock for ten cents ($0.10) per share. As of December 24, 2003, the investor has only paid $20,000 toward the aggregate purchase price of $100,000.


Consumers Financial Corporation                                          Page 14
Form 10-Q                                                     September 30, 2003

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      A review of the significant factors which affected the Company's financial condition at September 30, 2003 and its results of operations for the nine and three month periods then ended is presented below. Information relating to the same periods in 2002 is also presented for comparative purposes. This analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes appearing elsewhere in this Form 10-Q and in the Company's 2002 Form 10-K.

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


Consumers Financial Corporation                                          Page 15
Form 10-Q                                                     September 30, 2003

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

      At September 30, 2003, the Company had no significant business operations; however, the Company's new management is currently pursuing various business ventures. Their initial focus is on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. As discussed in Note 4 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q, in April 2003, the Company, through its majority shareholder, entered into agreements to acquire garden apartment complexes in Springfield, Illinois. The Company also had agreements to purchase garden apartment complexes in Marietta, Georgia and a high-rise residential building in Chicago, Illinois; however, neither transaction was consummated. In June 2003, the Company entered into an agreement to acquire a 200-unit garden apartment complex in the Tampa, Florida area; this transaction was also never consummated.

      In May 2003, Vaughn Partners LLC (Vaughn), an Illinois limited liability company in which the Company currently owns a 71.725% interest, acquired the Springfield, Illinois garden apartment complexes. Vaughn acquired this property with cash contributed by the third party investors who own the remaining 5% of Vaughn, a $4,050,000 [4,650,000] bank loan secured by a first mortgage lien on the property and a $1,200,000 second mortgage on the property. Vaughn also obtained and used $291,000 of a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. In connection with the acquisition, Spartan Properties LLC, also entered into an agreement with Vaughn to manage the property for a fee.

      In May 2003, the Company had a 47.5% direct equity interest in Vaughn and an indirect interest in Vaughn of 24.225% (as a result of its 51% interest in Spartan Properties). Since the transaction wherein the Company was to acquire its interest in Spartan was never consummated, said transaction was unwound as of October 31, 2003. Effective as of such date, Spartan transferred to the Company its 24.225% interest in Vaughn in consideration for the issuance by the Company of 250,000 shares of common stock. Accordingly, as of October 31, 2003, the Company has a direct interest in Vaughn Properties of 71.725% but no longer has an equity interest in Spartan Properties.

      In April 2003, CFC Partners entered into a letter of intent with a leading radiologist and operator of several radiology centers in the metropolitan New York area to purchase, develop and operate positron emission tomography (PET) imaging centers, initially in the New York area, but this letter of intent has terminated. On September 10, 2003, the Company, through its subsidiary, P.E.T. Centers of America, signed a lease for 3,450 square feet of medical space and will begin to design and build its first PET imaging center in Suffolk County, New York, but subsequently the Company allowed the lease to terminate. The Company has no outstanding obligations or liabilities with respect to said proposed agreements.

      At September 30, 2003, the Company's shareholders' equity deficiency totaled $203,391 compared to a shareholders' equity deficiency of $196,485 at December 31, 2002. The Company's net loss for the nine months ended September 30, 2003 totaled $3,073,124 compared to net income of $109,187 for the same period in 2002.


Consumers Financial Corporation                                          Page 16
Form 10-Q                                                     September 30, 2003

                              RESULTS OF OPERATIONS

      A discussion of the material factors which affected the Company's results of operations for the nine and three months ended September 30, 2003 and 2002 is presented below.

Nine Months Ended September 30, 2003 and 2002

      For the nine months ended September 30, 2003, the Company reported a net loss of $3,073,124 ($.17 per share) compared to net income of $109,187 (which translates into a loss of $.05 per share after deducting the preferred dividend requirement) in the first nine months of 2002. The 2,700,000 new shares of common stock issued to CFC Partners in August 2002 has significantly impacted the comparison of per share amounts between 2003 and 2002. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of expenses incurred while the Company is developing new businesses. During the first nine months of 2003, these costs consisted principally of salaries to two individuals, audit, legal and consulting fees, insurance and a $27,500 provision for loss on a receivable from the Company's majority shareholder.

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

Three Months Ended September 30, 2003 and 2002

      The Company's net loss for the third quarter of 2003 was $2,779,370 ($.16 per share). Since the Company only had $102,441 in revenues for the quarter, the net loss is attributable to ongoing expenses incurred in connection with developing new business operations. These costs consisted primarily of salaries, professional fees and insurance.

      For the three months ended September 30, 2002, the Company reported net income of $123,889 ($.01 per share) as a result of the gains arising from the sale of Consumers Life. During the quarter, the Company incurred approximately $33,500 in salaries and related benefits as well as professional and other fees of $42,000.

                               FINANCIAL CONDITION

Capital Resources

      The Company currently has no commitments for any capital expenditures. However, if the Company develops certain planned strategic alliances or identifies a target company to be merged or otherwise combined with the Company, the Company's plans regarding capital expenditures and related commitments are likely to change.

      For the nine months ended September 30, 2003, the Company's cash and cash equivalents decreased by $144,069 to $21,689 at the end of the period. The decrease is principally the result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners, as discussed in
Note 4 of the notes to consolidated financial statements appearing elsewhere in this Form 10-Q. The Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.


Consumers Financial Corporation                                          Page 17
Form 10-Q                                                     September 30, 2003

      On October 27, 2003, the Company entered into an agreement with an investment banking firm to arrange financing for the Company's operations and expansion, provide financial advisory services on mergers and acquisitions, and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners, and potential clients. The investment banker is to receive a percentage based on the amount of equity or debt raised for the Company, as well as a retainer of $3,750 plus 85,000 shares of common stock of the Company with demand and piggyback registration rights. In addition, the banker is entitled to warrants equal to 3% of the equity of the Company upon the successful completion of any financing or m&a transaction. The banker is also entitled to registration rights, tag along rights, a put option, anti-dilution protection and a right of first refusal. If the Company fails or refuses to close a transaction after funds have been placed in escrow or a commitment letter accepted and approved, the Company is liable for all direct and consequential damages incurred by the banker.

Liquidity

      In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At September 30, 2003, the Company had $21,689 in cash. Furthermore, as of that date, the Company had no significant business operations and no sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The Company's management is initially focusing on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology business segments. However, there is no assurance that the Company's efforts in this regard will be successful.

      The Company entered into an agreement with Hudson Valley Home Builders & Developers Corp., pursuant to which Hudson agreed to dedicate its commercially reasonable efforts to provided between $2,000,000 and $4,000,000 per month for the next 3 years to provide the Company with financing for real estate transactions. To date, no funds have been raised by Hudson. If Hudson does fund a real estate transaction of the Company's, Hudson and its investors are entitled to 60% of the equity of such transaction. If the investors of Hudson elect, a portion (30%) of the monies raised shall be used to purchase common stock of the Company at a premium. Hudson and its investors will also be issued warrants to purchase shares of common stock of the Company equal to 10% of the shares so purchased. The Company agreed to register the shares purchased by these investors within 2 years as well as granting piggyback registration shares.

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


Consumers Financial Corporation                                          Page 18
Form 10-Q                                                     September 30, 2003

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

      The January 1, April 1, July 1 and October 1, 2003 dividends payable on the Company's redeemable preferred stock have not been declared or paid by the Company. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock are currently entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.


Consumers Financial Corporation                                          Page 19
Form 10-Q                                                     September 30, 2003

Financial Statements Not Reviewed

      The interim financial statements included in this Form 10-Q have not, prior to this filing, been reviewed by the Company's independent public accountants as required by applicable law. Until we file an amended Form 10-Q which contains interim financial statements which have been reviewed by our independent public accountants using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, this filing is deficient and we are not deemed to be current or timely in our reporting requirements under the Securities Exchange of 1934, as amended. Although we are using our best efforts to promptly have the interim financial statements included in this deficient filing reviewed as required, we cannot however, predict when the investigation will be completed, its ultimate scope or its outcome or any possible effect on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

      The requirements for certain market risk disclosures are not applicable to the Company because, at September 30, 2003 and December 31, 2002, the Company qualifies as a "small business issuer" under Regulation S-B of the Federal Securities Laws.

Item 4. Controls and Procedures

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the 'Exchange Act')). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Consumers Financial Corporation                                          Page 20
Form 10-Q                                                     September 30, 2003

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The registrant is not involved in any existing or pending legal proceedings

Item 2. Changes in Securities and Use of Proceeds

      During the three months ended September 30, 2003, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends, except as described in Item 3 below.

      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company pursuant to which, among other things, the Company issued 3,000,000 shares to each of said individuals. The issuances were pursuant to an exemption from the registration requirements of the Securites Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

      The January 1, 2003, April 1, 2003, July 1, 2003, and October 1, 2003 dividends payable on the registrant's redeemable preferred stock have not been declared or paid by the registrant. The amount of these dividends totals $48,021. When the registrant is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the registrant's common stock as well as purchases, redemptions or acquisitions by the registrant of shares of its common stock are restricted. Since the registrant is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

Item 4. Submission of Matters to a Vote of Security Holders

      On August 7, 2003, the Company mailed an Information Statement to its shareholders in connection with a special meeting of shareholders to be held on August 27, 2003 (the Special Meeting). At the Special Meeting, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-10 reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock from 5,276,781 to approximately 527,678, (ii) to authorize 50 million shares of capital stock of the Company, of which 40 million shares will relate to common stock and 10 million shares will relate to preferred stock and (iii) to permit action upon the written consent of less than all shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. CFC Partners owns a majority of the Company's issued and outstanding shares of common stock and has voted to approve the proposal presented above. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management have not effected any of the authorized actions

Item 5. Other Information

      Effective as of October 31, 2003, the transaction with Spartan Properties, LLC was unwound. In May 2003, the Company had a 47.5% direct equity interest in Vaughn Properties, LLC (the record and title owner of the real estate located in Springfield, Illinois) and an indirect interest


Consumers Financial Corporation                                          Page 21
Form 10-Q                                                     September 30, 2003
in Vaughn of 24.225%. The indirect interest was as a result of its 51% interest in its subsidiary, Spartan Properties, LLC. Since the transaction wherein the Company was to acquire its interest in Spartan was never consummated, the transaction was unwound as of October 31, 2003. Effective as of such date, Spartan transferred to the Company its 51% in Vaughn Properties, which resulted in the Company owning a 71.725% interest directly in Vaughn. In consideration for such transfer, the Company issued 250,000 shares of common stock to Spartan.

      On October 27, 2003, the Company entered into an investment banking agreement with David Sassoon & Co. Plc. Pursuant to which, among other things, the Company issued 85,000 shares to its investment banker. The issuance was pursuant to an exemption from the registration requirements of the Securites Act of 1933, as amended.

      In November, 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of common stock for ten cents a share, or an aggregate of $100,000. Said investor was granted piggy-back registration rights with respect to its shares for a period of two years. As of December 24, 2003, the investor has only paid $20,000 of its purchase price.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

      4.1 Employment Agreement effective September 1, 2003, by and between Consumers Financial Corporation and Donald J. Hommel

      4.2 Employment Agreement effective September 1, 2003, by and between Consumers Financial Corporation and Jack Ehrenhaus

      4.3 Agreement dated October 27, 2003 between Consumers Financial Corporation and David Sassoon & Co. PLC

      4.4 Agreement dated as of September 10, 2003 by and between Hudson Valley Home Builders & Developers Corp. and Consumers Financial Corp.

The exhibits will be filed by amendment.

      31    Rule 13a-14(a)/15d-14(a) Certifications

      31.1  Section 302 certification by Chief Executive Officer

      31.2  Section 302 certification by Chief Financial Officer

      32    Section 1350 Certifications

      32.1  Section 906 certification by Chief Executive Officer

      32.2  Section 906 certification by Chief Financial Officer


Consumers Financial Corporation                                          Page 22
Form 10-Q                                                     September 30, 2003

      (b) Reports on Form 8-K

      On September 25, 2003, the Company filed a Current Report on Form 8-K under Item 4 to announce the resignation of Stambaugh Ness, PC as the Company's independent accountants and the engagement of Marcum & Kliegman LLP engaged as the new principal independent accountants, commencing with the interim financial statement review for the third quarter ending September 30, 2003, and the audit for the year ending December 31, 2003.


Consumers Financial Corporation                                          Page 23
Form 10-Q                                                     September 30, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CONSUMERS FINANCIAL CORPORATION
                                        Registrant


Date December 29, 2003                  By /s/ Donald J. Hommel
                                          --------------------------------------
                                          Donald J. Hommel
                                          President and Chief Executive Officer

Date  December 29, 2003                 By /s/ Donald J. Hommel
                                          --------------------------------------
                                                        Donald J. Hommel
                                                        Chief Financial Officer


Consumers Financial Corporation                                          Page 24
Form 10-Q                                                     September 30, 2003