Form 10-Q/A
period 2003-09-30
CONSUMERS FINANCIAL CORP
filed 2004-01-30
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________


                         Commission File Number: 0-2616


                         CONSUMERS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Pennsylvania                           23-1666392
--------------------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


        132 Spruce Street, Cedarhurst, NY                 11516
--------------------------------------------------------------------------------
    (Address of principal executive offices)            (Zip Code)


                                  516-792-0900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                                 Yes [X] No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
         Class of Common Stock                          January 15, 2004
         ---------------------                          ----------------
           $.01 Stated Value                               17,667,096

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                EXPLANATORY NOTE

This Form 10-Q/A shall amend and restate in its entirety the Form 10-Q filed by the Company on December 29, 2003.

Number                                                                                          Page
------                                                                                          ----
             Part I. Financial Information

Item 1.      Condensed Consolidated Financial Statements:

             Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002               3

             Statements of Operations and Comprehensive Income (Loss) (Unaudited) -
                  For the Nine and Three Months Ended September 30, 2003 and 2002                4-5

             Statements of Cash Flows (Unaudited)- For the Nine Months Ended
                  September 30, 2003 and 2002                                                    6

             Notes to Condensed Consolidated Financial Statements                                7-14

Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      15-20

Item 3.      Quantitative and Qualitative Disclosure About Market Risk                           21

Item 4.      Controls and Procedures                                                             21


             Part II. Other Information

Item 1.      Legal Proceedings                                                                   22

Item 2.      Changes in Securities and Use of Proceeds                                           22

Item 3.      Defaults upon Senior Securities                                                     22

Item 4.      Submission of Matters to a Vote of Security Holders                                 22

Item 5.      Other Information                                                                   23

Item 6.      Exhibits and Reports on Form 8-K                                                    23

             Certifications

Pursuant to Section 302 of Sarbanes-Oxley Act                                                    26-27

Pursuant to Section 906 of Sarbanes-Oxley Act                                                    26-27

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                 2003                   2002
----------------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                   $ 21,689                 $165,758
    Accounts receivable                                                          11,332
   Construction escrow                                                          299,218
   Prepaid expenses                                                             162,048                   30,420
----------------------------------------------------------------------------------------------------------------
          Total current assets                                                  494,287                  196,178

Property, plant and equipment, net of accumulated depreciation of             5,873,231
$111,731
Restricted cash held in escrow account                                          269,021                  314,225
Prepaid Insurance                                                                                         87,363
Financing costs, net                                                            159,875
----------------------------------------------------------------------------------------------------------------
          Total assets                                                       $6,796,414                 $597,766

LIABILITIES, REDEEMABLE PREFERRED STOCK AND

       SHAREHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable and accrued expenses                                     $417,868                  $32,168
     Due to officer                                                               5,000
     Notes payable                                                              105,496
     Mortgage payable                                                         1,200,000
     Other                                                                                                22,134


          Total current liabilities                                           1,728,364                   54,302
----------------------------------------------------------------------------------------------------------------
Long term liabilities:
     Mortgages payable                                                        4,650,000
          Total liabilities                                                   6,378,364                   54,302
Redeemable preferred stock:
     Series A, 8 1/2% cumulative convertible,  authorized 632,500 shares;
         issued and outstanding 2003, 72,226 shares, 2002,
              75,326 shares; redemption amount 2003, $722,260, 2002,
               $753,260; net of treasury stock of $8,060 in 2003                711,799                  739,949
Minority interest                                                                87,841
Shareholders' deficiency:
     Common stock, $.01 stated value, authorized 10,000,000
         17,002,096 (includes 9,913,042 shares to be issued) and
          5,276,781 shares issued and outstanding respectively                  170,021                   52,768
     Capital in excess of stated value                                       11,446,311                8,938,865
     Deficit                                                               (11,969,235)              (9,188,118)
     Less:  Deferred compensation                                              (28,687)
          Total shareholders' deficiency                                      (381,590)                (196,485)
          Total liabilities and shareholders' deficiency                     $6,796,414                 $597,766

            See Notes to Condensed Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)




                                                 Nine Months        Nine Months       Three Months    Three Months
                                                    Ended               Ended             Ended           Ended
                                                September 30,       September 30,     September 30,   September 30,
                                                    2003                2002              2003            2002
                                                -------------       -------------     -------------   -------------
                                                 (Unaudited)         (Unaudited)       (Unaudited)     (Unaudited)

 Operating revenues:
      Rental Income                                 $220,752       $                   $137,335      $

  Operating expenses:

     Cost of Rental Operations                      262,359                            181,750

  Loss from Rental Operations                       (41,607)                           (44,415)


     Selling, General and Administrative

     Expenses (Including stock based
     compensation of $2,326,012 for the)
     nine and three months ended
     September 30, 2003)                           2,674,040           419,078        2,402,812           137,653

  Loss from Operations                           (2,715,647)         (419,078)      (2,447,227)         (137,653)
----------------------------------------------------------------------------------------------------------------------------

  Other Income / Expense
     Interest income                                   2,080                                512
     Interest expense                              (177,678)                          (161,193)
     Miscellaneous                                     1,447
     Net investment income                                              44,295                              6,320
     Net realized investment gains                                     242,480
     Proceeds from settlement of
     Litigation                                                        255,000                            255,000
    Miscellaneous                                                       41,192                                222
----------------------------------------------------------------------------------------------------------------------------
  Total Other Income/Expense                       (174,151)           582,967        (160,681)           261,542
    Minority interest                                112,159                            104,979

  Net (loss) income                              (2,777,639)           163,889      (2,502,929)           123,889
  Other comprehensive loss, change
    in unrealized appreciation of debt
    Securities                                                        (54,702)
  Comprehensive (loss) income                   ($2,777,639)          $109,187     ($2,502,929)
                                                                                                         $123,889

  Per share data: (See Note 9)
     Basic and diluted (loss)
       income per common share                       ($0.42)           ($0.05)          ($0.26)              0.00


     Weighted average number of
         common shares outstanding                 6,784,517         2,909,419        9,515,637         3,574,636

            See Notes to Condensed Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended         Nine Months Ended
                                                                        September 30,           September 30, 2002
                                                                            2003
--------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)               (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net (loss) income                                                     ($2,777,639)                   $163,889

       Adjustments to reconcile net (loss) income to
       cash flows used in operating activities:
             Depreciation & amortization                                        105,536
             Provision for forgiveness of loans receivable from majority         27,500
             Shareholders
             Gain on sale of investments                                                                  (56,448)
             Gain on sale of insurance licenses                                                          (178,483)
             Minority interest                                                (112,159)
             Stock based compensation                                         2,326,012
       Increase (decrease) in cash attributable to changes in
       assets and liabilities
             Accounts receivable                                               (11,332)                     21,431
             Prepaid expenses                                                  (44,264)                   (13,317)
             Payment of employee severance liability                                                     (177,962)
             Accrued expenses                                                   373,440
             Other current liabilities                                         (16,638)                   (69,841)
             Other                                                                                        (53,439)
             Total adjustments                                                2,648,095                  (528,059)
                                                                      ------------------        -------------------
     Net cash used in operating activities                                    (129,544)                  (364,170)
                                                                      ------------------        -------------------

Cash flows from investing activities:
     Proceeds from sale of investments                                                                     945,181
     Proceeds from sale of insurance licenses, net of
         selling expenses of $44,767 and liability assumed
         by buyer of $132,120                                                                               73,113
     Cash deposited into preferred stock escrow account                                                  (331,434)
     Loan to majority shareholder                                              (27,500)
     Cash withdrawn from preferred stock escrow account                          45,204
     Escrow - construction and real estate tax                                (299,218)
                                                                      ---------------------------------------------
     Purchase of property, equipment and leasehold improvements             (5,671,873)
                                                                      ---------------------------------------------
     Net cash (used in) provided by investing activities                    (5,953,387)                    686,860
                                                                      ------------------        -------------------

Cash flows from financing activities:
     Mortgage Proceeds                                                        5,850,000
     Proceeds from Note Payable                                                 100,000
     Proceeds from Officer                                                        5,000
     Payment of financing costs                                               (196,769)
     Purchase of redeemable preferred stock                                    (19,369)                (1,660,067)
     Proceeds from issuance of common stock                                                                108,000
     Contributed capital                                                        200,000
     Cash dividends to preferred shareholders                                                            (335,986)
                                                                      ---------------------------------------------

     Net cash provided by (used) in financing activities                      5,938,862                (1,888,053)
                                                                      ------------------        -------------------


Net decrease in cash                                                          (144,069)                (1,565,363)
Cash and cash equivalents at beginning of period                                165,758                  1,802,265
                                                                      ------------------        -------------------

Cash and cash equivalents at end of period                                      $21,689                   $236,902
                                                                      =================         ==================

Supplemental disclosures of non-cash financing activity:
               Due to preferred stockholders for redemption of shares                           $           12,260
                                                                                                ==================
               Issuance of stock for brokers fees in connection with purchase
                of property                                                                     $          270,000
                                                                                                ==================

            See Notes to Condensed Consolidated Financial Statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)



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


         From 1998 until the acquisition by the Company of its interest in Vaughn Partners, LLC (described below), the Company has had no business operations, and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses. In March 1998, the Company's shareholders approved a Plan of
Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group (CFC Partners), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002, the option was exercised and
2,700,000 new common shares (approximately 51.2% of the total outstanding shares) were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued.
Immediately prior to the transaction with CFC Partners, the Company paid a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders (see Note 7).

Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of the events discussed above, at September 30, 2003, the Company had only $21,689 in cash, a shareholders' deficiency of $293,749 and was unable to pay its existing creditors. Vaughn Partners, LLC is currently in default on a $1,200,000 second mortgage on its property and on a $100,000 loan made to it by a private individual. Also, as of September 30, 2003, the Company had not paid its payroll taxes for either the second quarter of 2003 or for the third quarter of 2003.

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

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its new businesses are being developed. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Basis of Consolidation

The consolidated financial statements include the accounts of Consumers Financial Corporation, its 47.5% owned subsidiary Vaughn Partners, LLC ("Vaughn") (see Note 3) and its former wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life) until June 19, 2002 when Consumers Life was sold. All significant intercompany balances and transactions herein have been eliminated in the consolidation.

Consumers Financial Corporation also has a wholly owned subsidiary Consumers Management Group and a 55% owned subsidiary P.E.T. Centers of America LLC. Since inception, these subsidiaries have had no operations.

Revenue Recognition

The Company recognized rental income when earned based on the occupancy of the property.

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

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

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

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.



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

      In connection with the issuance of the new shares to CFC Partners, the Board of Directors also terminated the Plan of Liquidation. The Board had previously determined that selling the Company for its value as a "public company shell" was a better alternative for the shareholders than the Plan of Liquidation, in as much as the common shareholders were not expected to receive any distribution in a liquidation of the Company. The preferred shareholders were given an opportunity to exchange their shares for cash in a tender offer completed by the Company on August 23, 2002 (see Note 7).

      The new management of the Company is currently pursuing various business opportunities for the Company. Management's efforts have initially been focused on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses as well as the direct purchase of income-producing real estate (see Note 3).



3.       Business Development Activities:

         In May 2003, Vaughn Partners LLC, an Illinois limited liability company in which the Company owned a 47.5% interest, acquired the Springfield, Illinois real estate referred to above. Vaughn acquired this property for a purchase price of $5,440,940, comprised of a $4,650,000 interest only bank loan secured by a first mortgage lien on the property payable in two years, a $1,200,000 second mortgage on the property, with principal amounts of $500,000 due six months from acquisition and $700,000 due twelve months from acquisition, as well as a $100,000 loan made by a private investor and $200,000 in cash which was contributed by third party investors. Vaughn is currently in default on the second mortgage and on the $100,000 loan made by the private individual. The mortgages carry interest rates of 7.25% and 13% respectively. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefrom. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. Vaughn also obtained and has not used approximately $299,000 of a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. The property is recorded net of depreciation which is recognized on a straight-line basis for a period of 40 years.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         In May 2003, the Company had a 47.5% equity interest in Vaughn (which was the equity interest owned by the Company at the formation of Vaughn) and an informal agreement to acquire an indirect interest in Vaughn of 24.225% (through the acquisition of a 51% interest in Spartan Properties). The transaction wherein the Company was to acquire its interest in Spartan was never consummated. Effective as of October 31, 2003, the Company approved an amended operating agreement whereby Spartan would transfer to the Company its 24.225% interest in Vaughn in consideration for the issuance by the Company of 250,000 shares of common stock. Accordingly, as of October 31, 2003, the Company would have a direct interest in Vaughn Properties of 71.725%. This amended operating agreement memorializing this arrangement has not yet been executed by the members of Vaughn Partners holding 5% of the membership interests thereof.

         The 47.5% equity interest in Vaughn is being consolidated into these financial statements based on the significant control that the Company has over Vaughn at September 30, 2003.

         On September 4, 2003, the Company's Board of Directors approved the payment of broker's fees to the Company's majority shareholder, CFC Partners, for real estate and other contracts obtained by CFC Partners and assigned to the Company. The Board agreed to pay CFC Partners an amount equal to 5% of the contract price following the completion of each transaction. Such payments may be in the form of cash or common stock of the Company. In that regard, the Board authorized the issuance to CFC Partners of approximately 1,227,273 shares of the Company's common stock in connection with the acquisition of the Springfield real estate. The cost of this transaction to the Company, as measured by the market value of the shares at the time of issuance, is approximately $270,000. The Company has capitalized this amount as part of the cost of the building.

         On September 10, 2003, the Company entered into an agreement with Hudson Valley Home Builders & Developers Corp. pursuant to which Hudson would use its commercially reasonable efforts to introduce funding sources to provide the Company with financing to consummate real estate transactions. Hudson agreed to provide the Company with financing between $2,000,000 and $4,000,000 for 36 months from the date of the agreement. The Company agreed to use commercially reasonable efforts to consummate a maximum of 10 real estate transactions each 12-month period. Pursuant to the terms of the agreement, Hudson would notify the Company within 21 days of receipt of an executed contract on a real estate project that it would fund such project. The investors would have the right to designate a portion of their funding to be used to purchase shares of the Company at a premium above market.

         Pursuant to the agreement, Hudson and its investors would be entitled to 60% of the equity of a deal, as well as a cash payment equal to 10% of the consideration received by the Company from Hudson and its investors. Upon financing a real estate deal the Company would issue to Hudson and its investors a warrant to purchase shares of the Company. The Company agreed to file a registration statement for the shares of Hudson and its investors within 24 months and granted them piggyback registration rights after 18 months.

         Either party has the right to terminate the agreement by written notice to the other.

         To date, no funds have been generated by Hudson.


4.       Stock Issuances to Consultants

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         On July 1, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register an aggregate of 353,000 shares of its common stock, which the Company issued to three consultants pursuant to certain agreements entered into between the Company and the respective consultants. Each of these agreements terminates on December 31, 2003. In exchange for receipt of the shares of common stock, such consultants will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, measured by the market value of the shares at the time of issue, is approximately $74,470. The Company recorded these expenses as deferred compensation in the amount of $4,473 and consulting expenses for $69,997.

    On September 19, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 92,000 shares of common stock which was issued to a consultant pursuant to a consultancy agreement entered into between the Company and the consultant on said date. In exchange for receipt of the shares of common stock, the consultant will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of his services, measured by the market value of the shares at the time of issue, is approximately $21,160. The Company recorded these expenses as deferred compensation in the amount of $15,114 and consulting expenses for $6,046.

    On November 7, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 140,000 shares of common stock which was issued to a consultant pursuant to a consultancy agreement entered into between the Company and the consultant on July 2, 2003. In exchange for receipt of the shares of common stock, the consultant will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of his services, measured by the market value of the shares at the time of issue, is approximately $18,200. The Company recorded these expenses as deferred compensation in the amount of $9,100 and consulting expense of $9,100.



5.   Stock Issuances to Officers and Execution of Employment Agreements

     At a Board meeting September 4, 2003, the Board approved bonuses for Donald
     J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each of said individuals was issued 1,956,521 shares of common stock valued at an aggregate of $860,870.

     On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10%, and annual bonuses as determined by the Board, which can range from twice the amount of the base salary, but in no event will the bonus be less than 50% of the salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the 10-year term or two years', whichever is greater. If there is a material change in the Company which causes a substantial reduction of the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers which were valued at an aggregate of $1,380,000. Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

6.       Loan Receivable

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


7.       Restricted Assets

         As required by the terms of the option agreement with CFC Partners, the Company deposited $331,434 (representing the tender price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the preferred shareholders. At September 30, 2003 and December 31, 2002, these assets consisted entirely of money market funds. However, during 2003, $47,088 was withdrawn from the escrow account to purchase 12,165 shares of preferred stock for $31,629. The remaining $15,459 was deposited into the Company's general cash account. Included in accounts payable and accrued expenses at September 30, 2003 is $12,260 due to preferred shareholders.

8.       Redeemable Preferred Stock:

         On August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares then outstanding) at $4.40 per share plus accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

         The terms of the redeemable preferred stock require the Company, when and as appropriated by the Board out of funds legally available for that purpose, to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders (see Note 6).

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

         The redeemable preferred stock is redeemable at the option of the Company at any time, as a whole or in part, for a redemption price of $10 per share plus all unpaid accrued dividends.

         Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1, and October 1, 2003 have not been declared or paid by the Company. Dividends in arrears for the four quarters total $60,783. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

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

9.    Per Share Information:


                                                       Nine Months         Nine Months       Three Months       Three Months
                                                          Ended               Ended             Ended               Ended
                                                      September 30,       September 30,     September 30,       September 30,
                                                          2003                2002              2003                2002
                                                      -------------       -------------     -------------       -------------
Net income (loss)                                       ($2,777,639)         $163,889       ($2,502,929)         $123,889

Preferred stock dividend requirement                        (44,777)         (239,806)          (13,422)          (47,445)

Accretion of carrying value of  preferred
   stock                                                     (3,479)          (83,708)           (1,513)          (74,821)

Numerator for basic income (loss) per share -
 income (loss) attributable to common shareholders       (2,825,895)         (159,625)       (2,517,864)            1,623

Effect of dilutive securities                                     0                 0                 0                 0

Numerator for diluted income (loss) per share           ($2,825,895)        ($159,625)      ($2,517,864)           $1,623

Denominator for basic income (loss) per share -
 weighted average shares outstanding                      6,784,517         2,909,419         9,515,637         3,574,636
Effect of dilutive securities                                     0                 0                 0                 0

Denominator for diluted income (loss) per share           6,784,517         2,909,419         9,515,637         3,574,636

Basic and diluted income (loss) per common share             ($0.42)           ($0.05)           ($0.26)            $0.00

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

10.   Significant Accounting Pronouncements


New Accounting Pronouncements

In May 2003, the FASB issued SFAS NO. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatory redeemable financial instruments, 2) obligations to repurchase the issuer's equity shares by transferring assets, and 3) obligations to issue a variable numbers of shares. SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The effect of the adoption of SFAS No. 150 did not have an effect on the condensed consolidated financial statements.

11. Subsequent Events:

         On October 15, 2003, the Company entered into a term sheet with an equity funding company to provide the Company with a two million dollar equity line of credit to be used for general corporate purposes. The term sheet provides that the market price of the Company's stock for the 5 consecutive days prior to the put date can not be below 75% of the closing bid price for the 10 trading days prior to the put date. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line. The purchase price for the shares to be paid to the investor is a discount to the lowest closing bid price of the stock during the 5 trading days immediately after a put date.

         The  funds  will  be   available  to  the  Company  upon  an  effective
registration of the Company's stock. The Company is currently in the process of commenting on a draft of the agreements provided by the proposed investor.

         On October 27, 2003, the Company entered into an agreement with an investment banking firm to arrange financing for the Company's operations and expansion, provide financial advisory services on mergers and acquisitions, and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners, and potential clients. The Company views this relationship as an investment banking source for corporate acquisitions. The investment banker is to receive a percentage based on the amount of equity or debt raised for the Company, as well as a retainer of $3,750 plus 85,000 shares of common stock of the Company with demand and piggyback registration rights. In addition, the banker is entitled to warrants equal to 3% of the equity of the Company upon the successful completion of any financing or merger and acquisition transaction. The banker is also entitled to registration rights, tag along rights, a put option, anti-dilution protection and a right of first refusal. If the Company fails or refuses to close a transaction after funds have been placed in escrow or a commitment letter accepted and approved, the Company is liable for all direct and consequential damages incurred by the banker.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         On October 31, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 330,000 shares of common stock issued to a consultant, Pinchus Gold.

         In November 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of the Company's common stock for ten cents ($0.10) per share. As of January 13, 2004, the investor has only paid $20,000 toward the aggregate purchase price of $100,000.

         At the Special Meeting of the shareholders of the Company held August 27, 2003, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-10 reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock, (ii) to authorize 50 million shares of capital stock of the Company, of which 40 million shares will relate to common stock and 10 million shares will relate to preferred stock and (iii) to permit action upon the written consent of less than all shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 29, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50,000,000 shares, divided into 40,000,000 shares of common stock and 10,000,000 shares of preferred, and (ii) authorized the Company to take action upon the written consent of stockholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all stockholders entitled to vote thereon were present and voting. The Company is currently awaiting confirmation from the Pennsylvania Department of State Corporation Bureau confirming this filing.

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

         In October 2002, the Board of Directors appointed Shalom S. Maidenbaum, Esq. as an additional Director of the Company to fill an existing vacancy on the Board. In addition, the Directors elected Mr. Hommel as the Company's Treasurer and Mr. Maidenbaum as the Company's Vice President and Secretary. In March 2003, the Board of Directors appointed William T. Konczynin as an additional Director to fill an existing vacancy. In April 2003, Mr. Jack Ehrenhaus was appointed as an additional Director to the Board.

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

         At September 30, 2003, other than its interest in Vaughn Partners, LLC, the Company had no significant business operations; however, the Company's new management is currently pursuing various business ventures. Their initial focus is on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. In April 2003, the Company, through its majority shareholder, entered into agreements to acquire garden apartment complexes in Springfield, Illinois. The Company also had agreements to purchase garden apartment complexes in Marietta, Georgia and a high-rise residential building in Chicago, Illinois; however, neither transaction was consummated. In June 2003, the Company entered into an agreement to acquire a 200-unit garden apartment complex in the Tampa, Florida area; this transaction was also never consummated.

         In May 2003, Vaughn Partners LLC (Vaughn), an Illinois limited liability company in which the Company currently owns a 47.5% interest, acquired the Springfield, Illinois garden apartment complexes. Vaughn acquired this property with cash contributed by the third party investors who own 5% of Vaughn, a $4,650,000 bank loan secured by a first mortgage lien on the property and a $1,200,000 second mortgage on the property. Vaughn is currently in default on the second mortgage. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefrom. An individual lent Vaughn $100,000 to close on the acquisition, and Vaughn is currently in default on said loan. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. Vaughn is currently in discussions with both the second mortgagee and the individual lender regarding terms of re-payment on the defaulted notes. Vaughn also obtained and used $301,000 of a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. In connection with the acquisition, Spartan Properties LLC, also entered into an agreement with Vaughn to manage the property for a fee.

         In May 2003, the Company had a 47.5% equity interest in Vaughn (which was the equity interest owned by the company at the formation of Vaughn) and an informal agreement to acquire an indirect interest in Vaughn of 24.225% (through the acquisition of a 51% interest in Spartan Properties). The transaction wherein the Company was to acquire its interest in Spartan was never consummated. Effective as of October 31, 2003, the Company approved an amended operating agreement whereby Spartan would transfer to the Company its 24.225% interest in Vaughn in consideration for the issuance by the Company of 250,000 shares of common stock. Accordingly, as of October 31, 2003, the Company would have a direct interest in Vaughn Properties of 71.725%. This amended operating agreement memorializing this arrangement has not yet been executed by the members of Vaughn Partners holding 5% of the membership interests thereof.

         The 47.5% equity interest in Vaughn is being consolidated into these financial statements based on the significant control that the Company has over Vaughn at September 30, 2003.

         In April 2003, CFC Partners entered into a letter of intent with a leading radiologist and operator of several radiology centers in the metropolitan New York area to purchase, develop and operate positron emission tomography (PET) imaging centers, initially in the New York area, but this letter of intent has terminated. On September 10, 2003, the Company, through its subsidiary, P.E.T. Centers of America, signed a lease for 3,450 square feet of medical space and will begin to design and build its first PET imaging center in Suffolk County, New York, but subsequently the lease terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and PET Centers are liable to the landlord for all costs and expenses incurred in connection with enforcing the provisions of the lease as well as the liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The Company has received no further communications from the landlord in connection with its demand.

         At September 30, 2003, the Company's shareholders' deficiency totaled $293,749 compared to a shareholders' equity deficiency of $196,485 at December 31, 2002. The Company's net loss for the nine months ended September 30, 2003 totaled $2,777,639 compared to net income of $109,187 for the same period in 2002.

                              RESULTS OF OPERATIONS

         A discussion of the material factors which affected the Company's results of operations for the nine and three months ended September 30, 2003 and 2002 is presented below.


Nine Months Ended September 30, 2003 and 2002

       For the nine months ended September 30, 2003, the Company reported a net loss of $2,777,639 ($.42 per share) compared to net income of $109,187 in the first nine months of 2002. In 2002, the Company's net income was the result of a $179,000 gain from the sale of the state insurance licenses of Consumers Life, as part of the sale of that subsidiary, and a $56,000 gain on the sale of certain bonds held by the subsidiary. During this period, the Company incurred approximately $62,000 in professional fees, principally legal and accounting fees, including $17,000 in legal fees related to the tender offer to the Company's preferred shareholders. The Company also incurred a $29,000 fee in connection with the termination of a guaranteed investment contract held by the Company's retirement plan custodian.

         For the nine months ended September 30, 2003, the Company had only a nominal amount of revenues, so the current year net loss is primarily the result of expenses incurred while the Company is attempting to develop new businesses. During the first nine months of 2003, these costs consisted principally of salaries to two individuals, the expense of $2,326,012 related to the issuance of an aggregate of 11,725,315 shares issued during 2003, audit, legal and consulting fees, insurance and a $27,500 provision for loss on a receivable from the Company's majority shareholder.


Three Months Ended September 30, 2003 and 2002

         The Company's net loss for the third quarter of 2003 was $2,502,929 ($.26 per share). Since the Company only had $137,335 in revenues for the quarter, the net loss is attributable to ongoing expenses incurred in connection with developing new business operations. During the quarter, the Company incurred $2,326,012 of stock based compensation expenses in connection with the issuances of an aggregate of 11,725,315 shares, $181,750 of operating expenses in connection with the garden apartment complex in Springfield, Illinois and $76,800 of additional selling, general and administrative expenses. The majority of these expenses consists of officer salaries and consulting fees.

         For the three months ended September 30, 2002, the Company reported net income of $123,889 ($.01 per share) as a result of the gains arising from the sale of Consumers Life. During the quarter, the Company incurred approximately $33,500 in salaries and related benefits as well as professional and other fees of $42,000.

                               FINANCIAL CONDITION

Capital Resources

         Other than as described below, the Company currently has no commitments for any capital expenditures. However, if the Company develops certain planned strategic alliances or identifies a target company to be merged or otherwise combined with the Company, the Company's plans regarding capital expenditures and related commitments are likely to change.

         For the nine months ended September 30, 2003, the Company's cash and cash equivalents decreased by $144,069 to $21,689 at the end of the period. The decrease is principally the result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners. The Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

         Hudson Valley

         On September 10, 2003, the Company entered into an agreement with Hudson Valley Home Builders & Developers Corp. pursuant to which Hudson would use its commercially reasonable efforts to introduce funding sources to provide the Company with financing to consummate real estate transactions. Hudson agreed to provide the Company with financing between $2,000,000 and $4,000,000 for 36 months from the date of the agreement. The Company agreed to use commercially reasonable efforts to consummate a maximum of 10 real estate transactions each 12-month period. Pursuant to the terms of the agreement, Hudson would notify the Company within 21 days of receipt of an executed contract on a real estate project that it would fund such project. The investors would have the right to designate a portion of their funding to be used to purchase shares of the Company at a premium above market.

         Pursuant to the agreement, Hudson and its investors would be entitled to 60% of the equity of a deal, as well as a cash payment equal to 10% of the consideration received by the Company from Hudson and its investors. Upon financing a real estate deal the Company would issue to Hudson and its investors a warrant to purchase shares of the Company. The Company agreed to file a registration statement for the shares of Hudson and its investors within 24 months and granted them piggyback registration rights after 18 months.

         Either party has the right to terminate the agreement by written notice to the other.

       To date, no funds have been generated by Hudson.

         Equity Credit Line

         On October 15, 2003, the Company entered into a term sheet with an equity funding company to provide the Company with a two million dollar equity line of credit to be used for general corporate purposes. The term sheet provides that the market price of the Company's stock for the 5 consecutive days prior to the put date can not be below 75% of the closing bid price for the 10 trading days prior to the put date. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line. The purchase price for the shares to be paid to the investor is a discount to the lowest closing bid price of the stock during the 5 trading days immediately after a put date.

         The  funds  will  be   available  to  the  Company  upon  an  effective
registration of the Company's stock. The Company is currently in the process of commenting on a draft of the agreements provided by the proposed investor.

         Investment Banking Agreement

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

Redeemable Preferred Stock

         On August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares then outstanding) at $4.40 per share plus accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

         The terms of the redeemable preferred stock require the Company, when and as appropriated by the Board out of funds legally available for that purpose, to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders.


         The redeemable preferred stock is redeemable at the option of the Company at any time, as a whole or in part, for a redemption price of $10 per share plus all unpaid accrued dividends.

         Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1, and October 1, 2003 have not been declared or paid by the Company. Dividends in arrears for the four quarters total $60,783. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

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

         At a Board meeting September 4, 2003, the Board approved bonuses for Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each of said individuals were issued 1,956,521 shares of common stock. These issuances were exempt from the registration requirements of the Securities Act of 1933, as amended.

         On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company pursuant to which, among other things, the Company issued 3,000,000 shares to each of said individuals. The issuances were pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

         On October 27, 2003, the Company entered into an investment banking agreement with David Sassoon & Co. Plc. Pursuant to which, among other things, the Company issued 85,000 shares to its investment banker. The issuance was pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.


Item 3.  Defaults upon Senior Securities

         The January 1, 2003, April 1, 2003, July 1, 2003, and October 1, 2003 dividends payable on the registrant's redeemable preferred stock have not been declared or paid by the registrant. The amount of these dividends totals $60,783. When the registrant is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the registrant's common stock as well as purchases, redemptions or acquisitions by the registrant of shares of its common stock are restricted. Since the registrant is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors.

         Vaughn Partners, LLC is currently in default under the $1,200,000 second mortgage loan and a $100,000 note payable to a private individual. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefrom. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. Vaughn is currently in discussions with both the second mortgagee and the individual lender regarding terms of re-payment on the defaulted notes.

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 7, 2003, the Company mailed an Information Statement to its shareholders in connection with a special meeting of shareholders to be held on August 27, 2003 (the Special Meeting). At the Special Meeting, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-10 reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock from 5,276,781 to approximately 527,678, (ii) to authorize 50 million shares of capital stock of the Company, of which 40 million shares will relate to common stock and 10 million shares will relate to preferred stock and (iii) to permit action upon the written consent of less than all shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. CFC Partners owns a majority of the Company's issued and outstanding shares of common stock and has voted to approve the proposal presented above. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 29, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50,000,000 shares, divided into 40,000,000 shares of common stock and 10,000,000 shares of preferred, and (ii) authorized the Company to take action upon the written consent of stockholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all stockholders entitled to vote thereon were present and voting.

Item 5.  Other Information

         In May 2003, the Company had a 47.5% equity interest in Vaughn (which was the equity interest owned by the company at the formation of Vaughn) and an informal agreement to acquire an indirect interest in Vaughn of 24.225% (through the acquisition of a 51% interest in Spartan Properties). The transaction wherein the Company was to acquire its interest in Spartan was never consummated. Effective as of October 31, 2003, the Company approved an amended operating agreement whereby Spartan would transfer to the Company its 24.225% interest in Vaughn in consideration for the issuance by the Company of 250,000 shares of common stock. Accordingly, as of October 31, 2003, the Company would have a direct interest in Vaughn Properties of 71.725%. This amended operating agreement memorializing this arrangement has not yet been executed by the members of Vaughn Partners holding 5% of the membership interests thereof.

         The 47.5% equity interest in Vaughn is being consolidated into these financial statements based on the significant control that the Company has over Vaughn at September 30, 2003.

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



                                       CONSUMERS FINANCIAL CORPORATION
                                       Registrant




Date  January , 2004                   By /s/ Donald J. Hommel
      ---------------                     ------------------------------------
                                          Donald J. Hommel
                                          President and Chief Executive Officer




Date  January __, 2004                 By /s/ Donald J. Hommel
      ------------------                  ------------------------------------
                                          Donald J. Hommel
                                          Chief Financial Officer