Form 10-Q/A
period 2003-09-30
CONSUMERS FINANCIAL CORP
filed 2004-05-24
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


                         Commission File Number: 0-2616


                         CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                       Pennsylvania                               23-1666392
              (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                 Identification No.)


            132 Spruce Street, Cedarhurst, NY                       11516
         (Address of principal executive offices)                 (Zip Code)


                                  516-792-0900
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing such requirements for the past 90 days.

                          Yes   _X_         No ___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding at
         Class of Common Stock                                 May 5, 2004
         ---------------------                                -------------
           $.01 Stated Value                                    21,506,696

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                EXPLANATORY NOTE

This Form 10-Q/A shall amend and restate in its entirety the Form 10-Q filed by the Company on January 30, 2004.


Number                                                                                Page
------                                                                                ----
          Part I. Financial Information

Item 1.   Condensed Consolidated Financial Statements:

          Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002         3

          Statements of Operations and Comprehensive Income (Loss) (Unaudited) -
               For the Nine and Three Months Ended September 30, 2003 and 2002          4

          Statements of Cash Flows (Unaudited)- For the Nine Months Ended
               September 30, 2003 and 2002                                              5

          Notes to Condensed Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                18

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                     24

Item 4.   Controls and Procedures                                                       24


          Part II. Other Information

Item 1.   Legal Proceedings                                                             26

Item 2.   Changes in Securities and Use of Proceeds                                     26

Item 3.   Defaults upon Senior Securities                                               26

Item 4.   Submission of Matters to a Vote of Security Holders                           26

Item 5.   Other Information                                                             27

Item 6.   Exhibits and Reports on Form 8-K                                              28

          Certifications

Pursuant to Section 302 of Sarbanes-Oxley Act                                           30

Pursuant to Section 906 of Sarbanes-Oxley Act                                           32

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                Consumers Financial Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                               September 30
                                                                                   2003
                                                                               (Unaudited)
                                                                               (as restated     December 31
                                                                                see Note 2)        2002
                                                                               ------------    ------------
ASSETS

Current Assets:
Cash and cash equivalents                                                      $      6,169    $    165,758
Prepaid expenses                                                                         --          30,420
                                                                               ------------    ------------
  Total current assets                                                                6,169         196,178

Property and equipment, net of accumulated
 depreciation of $43,744 and $43,090, respectively                                    2,292              --
Restricted cash held in escrow account                                              269,021         314,225
Prepaid insurance                                                                    66,379          87,363
                                                                               ------------    ------------

Total Assets                                                                   $    343,861    $    597,766
                                                                               ============    ============


LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses                                          $    161,419    $     32,168
Due to Officer                                                                        5,000              --
Other                                                                                    --          22,134
                                                                               ------------    ------------
  Total current liabilities                                                         166,419          54,302
                                                                               ------------    ------------

Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued
   75,326 shares; outstanding 2003, 63,161 shares; 2002, 75,326 shares;
   redemption amount 2003, $631,610; 2002,
   $753,260; net of treasury stock of $31,629 in 2003                               711,799         739,949
                                                                               ------------    ------------

Shareholders' Deficiency:
  Common stock, $.01 stated value, authorized 10,000,000 shares, 17,002,096
   (includes 9,913,042 shares to be issued) and
   5,276,781 shares issued and outstanding, respectively                            170,021          52,768
Capital in excess of stated value                                                11,446,312       8,938,865
Deficit                                                                         (12,122,003)     (9,188,118)
Less: Deferred compensation                                                         (28,687)             --
                                                                               ------------    ------------
   Total shareholders' deficiency                                                  (534,357)       (196,485)
                                                                               ------------    ------------

Total liabilities and shareholders' deficiency                                 $    343,861    $    597,766
                                                                               ============    ============


      See accompanying notes to condensed consolidated financial statements

                Consumers Financial Corporation and Subsidiaries
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                             Nine Months                         Three Months
                                                               Ended                                 Ended
                                                            September 30,       Nine Months       September 30,    Three Months
                                                                2003              Ended              2003              Ended
                                                            (as restated       September 30,     (as restated      September 30,
                                                             see Note 2)           2002            see Note 2)         2002
                                                             -----------       -----------       -----------       ------------
Selling, general and administrative expenses (Including
  stock based compensation of $2,596,012 for the nine
  and three months ended September 30, 2003)                 $ 2,930,244       $   419,078       $ 2,707,611       $   137,653
                                                             -----------       -----------       -----------       -----------

Other Income/Expense
  Interest income                                                  2,080            44,295               512             6,320
  Interest expense                                                (5,648)               --            (5,648)               --
  Net realized investment gains                                       --           242,480                --                --
  Proceeds from settlement of litigation                              --           255,000                --           255,000
  Other income                                                     3,406            41,192             1,959               222
                                                             -----------       -----------       -----------       -----------
                                                                    (162)          582,967            (3,177)          261,542
                                                             -----------       -----------       -----------       -----------

Net (loss) income                                             (2,930,406)          163,889        (2,710,788)          123,889
                                                             -----------       -----------       -----------       -----------

Other comprehensive loss, change in unrealized
  appreciation of debt securities                                     --           (54,702)               --                --
                                                             -----------       -----------       -----------       -----------

Comprehensive (loss) income                                  $(2,930,406)      $   109,187       $(2,710,788)      $   123,889
                                                             ===========       ===========       ===========       ===========

Per share data:
  Basic and diluted (loss) income per common share           $     (0.44)      $     (0.05)      $     (0.29)      $      0.00
                                                             ===========       ===========       ===========       ===========

 Weighted average number of common shares outstanding          6,783,070         2,909,419         9,515,637         3,574,636
                                                             ===========       ===========       ===========       ===========


      See accompanying notes to condensed consolidated financial statements

                Consumers Financial Corporation and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                   2003
                                                               (as restated
                                                                see Note 2)           2002
                                                                -----------       -----------
Cash flows from operating activities:
Net (loss) income                                               $(2,930,406)      $   163,889

Adjustments to reconcile net (loss) income to cash flows
  used in operating activities:
  Depreciation and amortization                                         654                --
  Write-off of loans receivable from
    majority shareholder                                             27,500                --
  Gain on sale of investments                                            --           (56,448)
  Gain on sale of insurance licenses                                     --          (178,483)
  Stock based compensation                                        2,596,012                --

  Increase (decrease) in cash attributable to changes in
    assets and liabilities:
  Other receivables                                                      --            21,431
  Prepaid expenses                                                   51,404           (13,317)
  Accrued expenses                                                   94,858                --
  Change in employee severance liability                                 --          (177,962)
  Other current liabilities                                              --           (69,841)
  Other                                                                  --           (53,439)
                                                                -----------       -----------
   Total adjustments                                              2,770,428          (528,059)
                                                                -----------       -----------

Net cash used in operating activities                              (159,978)         (364,170)
                                                                -----------       -----------

Cash flows from investing activities:
  Loans to majority shareholder                                     (27,500)               --
  Purchase of capital assets                                         (2,946)               --
  Proceeds from sale of investments                                      --           945,181
  Proceeds from sale of insurance licenses, net of selling
   expenses of $44,767 and liability assumed by buyer
   of $132,120                                                           --            73,113
  Cash deposited into preferred stock escrow account, net
   of withdrawal                                                     45,204          (331,434)
                                                                -----------       -----------

Net cash provided by investing activities                            14,758           686,860
                                                                -----------       -----------

Cash flows from financing activities:
  Proceeds from loans by officer                                      5,000                --
  Purchase of redeemable preferred stock                            (19,369)       (1,660,067)
  Cash dividends to preferred shareholders                               --          (335,986)
  Proceeds from issuance of common stock                                 --           108,000
                                                                -----------       -----------

Net cash used in financing activities                               (14,369)       (1,888,053)
                                                                -----------       -----------

Net decrease in cash and cash equivalents                          (159,589)       (1,565,363)
Cash and cash equivalents, beginning                                165,758         1,802,265
                                                                -----------       -----------

Cash and cash equivalents, ending                               $     6,169       $   236,902
                                                                ===========       ===========

Non-cash investing activities:
  Due to preferred shareholders for redemption of shares        $    12,260       $        --
                                                                ===========       ===========


      See accompanying notes to condensed consolidated financial statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


1.       Overview, going concern and management plans

         The condensed consolidated balance sheet of Consumers Financial Corporation and Subsidiaries as of September 30, 2003, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary in order to make the financial statements not misleading. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and filed with the SEC.

         Since 1998 the Company has had no business operations and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses. In March 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the Plan of Liquidation) pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group ("CFC Partners"), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002, the option was exercised and 2,700,000 new common shares (approximately 51.2% of the then total outstanding shares) were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued. Immediately prior to the transaction with CFC Partners, the Company paid a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders (see Note
9).

  Going concern and management plans

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of the events discussed above, at September 30, 2003, the Company had only $6,169 in cash, a shareholders' deficiency of $534,357 and was unable to pay its existing creditors. Also, as of September 30, 2003, the Company had not paid its payroll taxes for either the second quarter of 2003 or for the third quarter of 2003 although these taxes were subsequently paid during the fourth quarter of 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern.

        CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The new management of the Company is initially focusing on joint ventures with or acquisitions of companies in the real estate, insurance agent, construction management and medical technology businesses as well as the direct purchase of income-producing real estate. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its businesses are being developed. There are no assurances that such financing can be obtained or, if available, be obtained at terms acceptable to the Company. To the extent that such financing is equity based, this may result in dilution to the existing shareholders.

         The condensed consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.


Basis of consolidation

        The condensed consolidated financial statements include the accounts of Consumers Financial Corporation, its former wholly-owned subsidiary, Consumers Life Insurance Company (Consumers Life) until June 19, 2002 when Consumers Life was sold, its wholly-owned subsidiary Consumers Management Group and its 55% owned subsidiary, P.E.T. Centers of America LLC. Since inception, these subsidiaries have had no operations. All significant intercompany balances and transactions herein have been eliminated in consolidation.

Equity method investee

         The Company carries its 47.5% investment in Vaughn Properties, LLC ("Vaughn") at a value of zero, which was the original cost, and accounts for its financial activity under the equity method of accounting. Vaughn is operating at a loss and the Company is not liable for any of the obligations of Vaughn, either direct or indirect, and is under no requirement to contribute any capital to Vaughn.

Cash and cash equivalents

         The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Equipment and fixtures

         Equipment and fixtures are stated at cost. Maintenance and repairs are charged to expenses as incurred; costs of major additions and betterments are capitalized. When equipment and fixtures are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Condensed Consolidated Statement of Operations.

Depreciation

         Depreciation of equipment and fixtures is computed on the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives of three years.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


Use of estimates in the financial statements

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Net loss per share

         Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end.

Reclassifications

         Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

Stock based compensation

         In October 1995, the Financial Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock based compensation plans, including employees tock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

         On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying the fair value method as the Company did not have compensatory stock options or warrants for the years ended December 31, 2003 or 2002.

New accounting pronouncements

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (i) mandatory redeemable financial instruments, (ii) obligations to repurchase the issuer's equity shares by transferring assets, and (iii) obligations to issue a variable number of shares. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of the effective provisions of SFAS 150 did not have any impact on the Company's condensed consolidated financial position or statement of operations

         In January 2003 and revised in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company's condensed consolidated financial position or statement of operations.


2.       Restatement

         As a result of a reclassification of any equity investment and certain related adjustments for the three and nine months ended September 30, 2003, the Company is restating its Form 10-Q filing included in those periods.

         The Company originally consolidated their 47.5% investment in Vaughn (See Note 4) based on the position that significant control was maintained over Vaughn. Subsequently it was determined that the Company did not in fact maintain significant control and therefore is recording this investment as an equity investment.

         Net loss and net loss per share for the three and nine months ended September 30, 2003 as previously reported with the first amendment to the 10-Q filed on January 31, 2004 was $2,502,929 ($0.26 per share) and $2,777,639 ($0.42 per share), respectively. The effect of the preceding adjustments was an increase in net loss and net loss per share. The restated net loss and net loss per share for the three and nine months ended September 30, 2003 is $2,710,788 ($0.29 per share) and $2,930,406 ($0.44 per share), respectively.


3.       Acquisition of the company

         On August 28, 2002, CFC Partners exercised its option to acquire 2,700,000 shares of the Company's common stock. The option was granted to CFC Partners through an option agreement dated February 13, 2002. The option price of $108,000 had previously been deposited by CFC Partners into an escrow account held by the Company. The newly issued shares represented approximately 51.2% of the then outstanding common stock of the Company.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         In connection with the issuance of the new shares to CFC Partners, the Board of Directors also terminated the Plan of Liquidation. The Board had previously determined that selling the Company for its value as a "public company shell" was a better alternative for the shareholders than the Plan of Liquidation, in as much as the common shareholders were not expected to receive any distribution in a liquidation of the Company. The preferred shareholders were given an opportunity to exchange their shares for cash in a tender offer completed by the Company on August 23, 2002 (see Note 9).

         The new management of the Company is currently pursuing various business opportunities for the Company. Management's efforts have initially been focused on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses as well as the purchase of income-producing real estate (see Note 4 and 5).

4.       Equity investment

         In May 2003, Vaughn, an Illinois limited liability company in which the Company owns a 47.5% interest, acquired a real estate property in Springfield, Illinois. Vaughn acquired this property for a purchase price of $5,440,940, comprised of a $4,650,000 interest only bank loan secured by a first mortgage lien on the property payable in two years, a $1,200,000 second mortgage on the property, with principal amounts of $500,000 due six months from acquisition and $700,000 due twelve months from acquisition, as well as a $100,000 loan made by a private investor and $200,000 in cash which was contributed by third party investors to Vaughn. Vaughn is currently in default on the second mortgage and on the $100,000 loan made by the private individual. The mortgages carry interest rates of 7.25% and 13% respectively. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefrom. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. Vaughn also obtained and had not used approximately $299,000 of a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property at September 30, 2003.

         The Company is not directly or indirectly liable for any of the obligations of Vaughn and its exposure is limited solely to its investment in Vaughn which is carried at zero in these condensed consolidated financial statements.

           Effective as of October 31, 2003, the Company approved an amended operating agreement whereby Spartan would transfer to the Company 24.22% of its interest in Vaughn in consideration for issuance by the Company of 250,000 shares of common stock. This amended operating agreement memorializing this arrangement was not executed by members of Vaughn holding 5% of the membership interests and the 250,000 shares of common stock were not issued. This amended operating agreement has therefore not been and will not be ratified.

         The 47.5% equity interest in Vaughn is being accounted for under the equity method in the financial statements at September 30, 2003.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


         Selected financial information for Vaughn as of September 31, 2003 and for the nine months then ended are as follows:

        Current Assets                            $   434,279
        Non-Current Assets                        $ 5,764,030
                                                  ------------
        Total Assets                              $ 6,198,309

        Current liabilities                       $ 1,561,945
        Non-current liabilities                   $ 4,650,000

        Rental income                             $   220,752
        Rental expenses                           $   250,513
        Loss on rentals                           $   (29,761)
        Loss from continuing operations           $   (29,761)
        Net loss                                  $  (213,637)

           On September 4, 2003, the Company's Board of Directors approved the payment of broker's fees to the Company's majority shareholder, CFC Partners, for real estate and other contracts obtained by CFC Partners and assigned to the Company. The Board agreed to pay CFC Partners an amount equal to 5% of the contract price following the completion of each transaction. As a result, the Board authorized the issuance to CFC Partners of 1,227,273 shares of the Company's common stock in connection with the acquisition of the Springfield real estate. The cost of this transaction to the Company, as measured by the market value of the shares at the time of issuance, is approximately $270,000, which was expensed in during the nine months ended September 30, 2003.

5.         BUSINESS DEVELOPMENT ACTIVITIES

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


         During April, 2003, the Company entered into a Memorandum of Understanding with Mariculture Systems, Inc. ("Mariculture") whereby the Company would acquire 60% of the outstanding shares of Mariculture in exchange for the Company's management and financial expertise. Mariculture designs, builds and operates aquaculture farms used for raising certain species of fish for the consumer market. Although not aggressively pursued by either party to date, and still requiring appropriate due diligence review and board approvals, this memorandum has no expiration date and neither party has expressed an intent to terminate it.


6. Stock issuances to consultants

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

         On September 19, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 92,000 shares of common stock which was issued to a consultant pursuant to a consultancy agreement entered into between the Company and the consultant on said date. In exchange for receipt of the shares of common stock, the consultant will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, measured by the market value of the shares at the time of issue, is approximately $21,160

         On November 7, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 140,000 shares of common stock which was issued to a consultant pursuant to a consultancy agreement entered into between the Company and the consultant on July 2, 2003. In exchange for receipt of the shares of common stock, the consultant will provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of his services, measured by the market value of the shares at the time of issue, is approximately $18,200.


7. Stock issuances to officers and execution of employment agreements

         At the September 4, 2003 meeting of the Board of Directors, the Board approved bonuses for Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer of the Company. Each of the individuals was issued 1,956,521 shares of common stock valued at $430,435.

         On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10%, and annual bonuses as determined by the Board, which can range from twice the amount of the base salary, but in no event will the bonus be less than 50% of the salary. Each

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the 10-year term or two years', whichever is greater. If there is a material change in the Company which causes a substantial reduction of the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers which were valued at an aggregate of $1,380,000. Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash compensation at a 20% discount to the stock price at the payment date.


8.       Loan receivable

During the first quarter of 2003, the Company made payments totaling $27,500 to certain individuals who had previously loaned funds to CFC Partners so that CFC Partners could purchase its majority interest in the Company's common stock. Since any obligation to repay the Company is the responsibility of these individuals, one of whom is a director of the Company, CFC Partners has agreed to directly repay this amount to the Company. However, because CFC Partners currently has no ability to repay the amount borrowed, this loan has been fully reserved in the Company's consolidated financial statements through a charge to non-operating expenses.


9.       Restricted assets

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


10.      Redeemable preferred stock:

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

         The terms of the redeemable preferred stock require the Company, when and as appropriated by the Board out of funds legally available for that purpose, to make annual payments to a sinking fund. Such

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders (see Note 8).

         The redeemable preferred stock is redeemable at the option of the Company at any time, as a whole or in part, for a redemption price of $10 per share plus all unpaid accrued dividends.

          Dividends at an annual rate of $.85 per share are cumulative from the date of original issue of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividend payable at January 1, 2004 has also not been declared or paid by the Company. Dividends in arrears for the five quarters as of January 1, 2004 total $74,205, $60,783 of which relates to the four quarters of 2003.

         When the Company is in arrears as to preferred dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors. The preferred shareholders have not elected these two additional directors as of this date.

         In the event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

         The preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at a rate of 1.482 shares of common stock for each share of preferred stock (equivalent to a conversion price of $6.75 per share).

         The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,479 and $9,627 in the first nine months of 2003 and 2002, respectively. The unaccreted discounts were $9,921 and $13,311 as of September 30, 2003 and December 31, 2002, respectively.

11. PER SHARE INFORMATION

                                                      Nine Months       Nine Months       Three Months       Three Months
                                                        Ended              Ended             Ended              Ended
                                                     September 30,      September 30,    September 30,      September 30,
                                                          2003             2002              2003               2002
                                                   ---------------    ---------------  ---------------    ----------------
Net (loss) income                                  $  (2,930,406)       $  163,889      $ (2,710,788)       $  123,889
Preferred stock dividend requirement                     (44,777)         (239,806)          (13,422)          (47,445)
Accretion of carrying value of preferred stock            (3,479)          (83,708)           (1,513)          (74,821)
                                                   -------------        ----------      ------------        ----------
Numerator for basic loss per share - loss
 attributable to common shareholders                  (2,978,662)         (159,625)       (2,725,723)            1,623
Effect of dilutive securities                                 --                --                --                --
                                                   -------------        ----------      ------------        ----------
Numerator for diluted loss per share               $  (2,978,662)       $ (159,625)     $ (2,725,723)       $    1,623
                                                   =============        ==========      ============        ==========
Denominator for basic loss per share -
  weighted average shares                              6,783,070         2,909,419         9,515,637         3,574,636
Effect of dilutive securities                                 --                --                --                --
                                                   -------------        ----------      ------------        ----------
Denominator for diluted loss per share                 6,783,070         2,909,419         9,515,637         3,574,636
                                                   =============        ==========      ============        ==========
Basic and diluted loss per common share            $       (0.44)       $    (0.05)     $      (0.29)       $     0.00
                                                   =============        ==========      ============        ==========


12.     Related Party Transactions

         During 2003, the Company received an unsecured loan from Mr. Hommel, an officer of the Company, in the amount of $5,000 for working capital purposes. This loan bears no interest rate and has no repayment term. No payments of principal have been made on this loan and the amount of $5,000 is outstanding at September 30, 2003.


13.      Legal Proceedings

         The Company is currently in arbitration against its co-defendant, Life of the South, from a previously settled claim. Life of the South is seeking to recover from the Company its share of the settlement totaling $17,500, its unreimbursed fees of $27,825 plus interest, attorney fees and cost of arbitration from the Company. The arbitration is in its initial stages and while the outcome can not be predicted, the Company believes the arbitration will be settled in favor of the Company.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


14.      Commitment and contingency

         In September, the Company, through its subsidiary, had signed a lease for a PET center in Suffolk County, New York, but subsequently the lease terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and the subsidiary are liable to the landlord for all costs and expenses incurred in connection with enforcing the lease provisions as well as liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The Company has received no further communications from the landlord in connection with its demand.


15.      Subsequent events

         On October 10, 2003 the Company sold 208,000 shares of its common stock to Wall Street Communications for $26,000 or $0.125 per share pursuant to a subscription agreement.

           At the Special Meeting of the shareholders of the Company held August 27, 2003, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-10 reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock, (ii) to authorize 50 million shares of capital stock of the Company, of which 40 million shares will relate to common stock and 10 million shares will relate to preferred stock and (iii) to permit action upon the written consent of less than all shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 27, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50 million shares, divided into 40 million shares of common stock and 10 million shares of preferred, and (ii) authorized the Company to take action upon the written consent of stockholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all stockholders entitled to vote thereon were present and voting.

         At December 31, 2003, the Company accrued unpaid salaries for Mr. Hommel and Mr. Ehrenhaus, each in the amount of $85,600. Both Mr. Hommel and Mr. Ehrenhaus agreed to accept common stock in lieu of cash and the Company has agreed to issue 1,540,800 shares of common stock to each of Mr. Hommel and Mr. Ehrenhaus, valued at $107,856, in satisfaction of these unpaid and accrued salaries. These shares have been accrued for at December 31, 2003 and were issued on March 31, 2004.

         During February 2004, the Company entered into a Memorandum of Understanding with a privately-held corporation located in Connecticut with the intent of a possible business combination either directly with the Company, through a controlled subsidiary of the Company or with a public shell available to the Company. The Company is in the preliminary investigative stages of its customary due diligence and this combination is subject to certain conditions precedent that are material to the transaction and whose outcome in subject to material uncertainty at the present time.

         On March 1, 2004, the Company entered into a one-year consulting agreement with Corporate Communications Group ("CCG") whereby CCG would provide business development and marketing

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)


services in exchange for 300,000 shares of the common stock of the Company. The value of these shares on March 1, 2004 was $21,000.

         On March 19, 2004 the Company executed a loan agreement with Thomas Willemsen in the amount of $50,000 for operating capital. This is an unsecured loan, due on June 19, 2004 as to both interest in the amount of $5,000 and principal.

         On March 22, 2004 the Company executed a loan agreement with Adar Ulster Realty in the amount of $40,000 for operating capital. This is an unsecured loan due on May 22, 2004 as to both interest in the amount of $1,200 and principal.

         On March 31, 2004, the Company issued an aggregate of 1,540,800 shares of common stock to Mr. Ehrenhaus and Mr. Hommel that was accrued at December 31, 2003 for unpaid compensation.

         During October, 2003, the Company entered into a term sheet with Dutchess Private Equities Fund II LP, a equity funding group ("Dutchess") to provide the Company with a $2,000,000 equity line of credit to be used for general corporate purposes. A formal agreement with Dutchess for this equity line was executed on April 15, 2004 and provides that the market price of the Company's stock for the 5 consecutive days prior to the put date can not be below 75% of the closing bid price for the 10 trading days prior to the put date. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line. The purchase price for the shares to be paid to the investor is discounted to the lowest closing bid price of the stock during the 5 trading days immediately after a put date. The funds will be available to the Company upon an effective registration of the Company's stock issued pursuant to this agreement

         On October 27, 2003, the Company entered into an agreement with an investment banking firm to arrange financing for the Company's operations and expansion, provide financial advisory services on mergers and acquisitions, and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners and potential clients. The investment banker is to receive a percentage based on the amount of equity or debt raised for the Company, and will receive a retainer of $3,750 plus 85,000 shares of common stock of the Company, which were valued at $15,300, with demand and piggyback registration rights. In addition, the banker is entitled to warrants equal to 3% of the equity of the Company upon the successful completion of any financing or merger and acquisition transaction. The banker is also entitled to registration rights, tag along rights, a put option, anti-dilution protection and a right of first refusal. If the Company fails or refuses to close a transaction after funds have been placed in escrow or a commitment letter accepted and approved, the Company is liable for all direct and consequential damages incurred by the banker. To date, no financing or mergers and acquisitions have been generated by this investment banking firm.

         On October 31, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 330,000 shares of common stock issued on October 31, 2003 to a consultant, Pinchus Gold. The agreement is for services to be provided through January 31, 2004. In exchange for receipt of the shares of common stock, the consultant would provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was approximately $82,500.

         In November 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of the Company's common stock for ten cents ($0.10) per share. As of December 31, 2003, the investor has only paid $20,000 toward the aggregate purchase price of $100,000; no additional amounts have been received to date. The Private Placement has been subsequently cancelled.

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

         This Quarterly Report on Form 10-Q includes forward-looking statements which are subject to "safe harbors" created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements can be identified by use of such terms and phrases as "may", "will", "intend", "goal", "estimate", "could", "expect", "project", "predict", "potential", "plans", "anticipate", "should", "continue", "might", "believe", "scheduled" or the negative of such terms or other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. These risks, uncertainties and other factors include those identified under "Risk Factors" in this Quarterly Report on Form 10-Q. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. In addition, we make no representation with respect to any materials available on the Internet including materials available on our website.


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

         At September 30, 2003, other than its equity investment in Vaughn Partners, LLC, the Company had no significant business operations; however, the Company's new management is currently pursuing various business ventures. Their initial focus is on joint ventures with or acquisitions of companies in the real estate, construction management and medical technology businesses. In April 2003, the Company, through its majority shareholder, entered into agreements to acquire garden apartment complexes in Springfield, Illinois. The Company also had agreements to purchase garden apartment complexes in Marietta, Georgia and a high-rise residential building in Chicago, Illinois; however, neither transaction was consummated. In June 2003, the Company entered into an agreement to acquire a 200-unit garden apartment complex in the Tampa, Florida area; this transaction was also never consummated.

         In May 2003, Vaughn Partners LLC (Vaughn), an Illinois limited liability company in which the Company owns a 47.5% interest, acquired the Springfield, Illinois garden apartment complexes. Vaughn acquired this property with cash contributed by the third party investors who own 5% of Vaughn, a $4,650,000 bank loan secured by a first mortgage lien on the property and a $1,200,000 second mortgage on the property. Vaughn is currently in default on the second mortgage. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefrom. An individual lent Vaughn $100,000 to close on the acquisition, and Vaughn is currently in default on said loan. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. Vaughn is currently in discussions with both the second mortgagee and the individual lender regarding terms of re-payment on the defaulted notes. Vaughn also obtained and used, as of September 30, 2003, $301,000 of a $600,000 construction loan from the bank for the purpose of completing certain renovations to the property. In connection with the acquisition, Spartan Properties LLC, also entered into an agreement with Vaughn to manage the property for a fee. The Company is not directly or indirectly liable for any of the obligations of Vaughn and its exposure is limited solely to its investment in Vaughn which is carried at zero in these condensed consolidated financial statements.

         Effective as of October 31, 2003, the Company approved an amended operating agreement whereby Spartan would transfer to the Company 24.22% of its interest in Vaughn in consideration for issuance by the Company of 250,000 shares of common stock. This amended operating agreement memorializing this arrangement was not executed by members of Vaughn Partners holding 5% of the membership interests and the 250,000 shares of common stock were not issued. This amended operating agreement has therefore not and will not be ratified.

         The 47.5% equity interest in Vaughn is being accounted for under the equity method in the Company's condensed consolidated financial statements at September 30, 2003.

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

         At September 30, 2003, the Company's shareholders' deficiency totaled $534,359 compared to a shareholders' deficiency of $196,485 at December 31, 2002. The Company's net loss for the nine months ended September 30, 2003 totaled $2,930,406 compared to net income of $163,889 for the same period in 2002.

                              RESULTS OF OPERATIONS

         A discussion of the material factors which affected the Company's results of operations for the nine and three months ended September 30, 2003 and 2002 is presented below.


Nine Months Ended September 30, 2003 and 2002

       For the nine months ended September 30, 2003, the Company reported a net loss of $2,930,406 ($0.44 per share) compared to net income of $163,889 in the first nine months of 2002. In 2002, the Company's net income was the result of a $179,000 gain from the sale of the state insurance licenses of Consumers Life, as part of the sale of that subsidiary, and a $56,000 gain on the sale of certain bonds held by the subsidiary. During this period, the Company incurred approximately $62,000 in professional fees, principally legal and accounting fees, including $17,000 in legal fees related to the tender offer to the Company's preferred shareholders. The Company also incurred a $29,000 fee in connection with the termination of a guaranteed investment contract held by the Company's retirement plan custodian.

         For the nine months ended September 30, 2003, the Company had only nominal non-operating income during the period, so the current year net loss is primarily the result of expenses incurred while the Company is attempting to develop new businesses. During the first nine months of 2003, these costs consisted principally of salaries to two individuals, the expense of $2,596,012 related to the issuance of an aggregate of 11,725,315 of shares issued during 2003, other selling, general and administrative expenses aggregating $306,732 and a $27,500 write-off on a receivable from the Company's majority shareholder.

Three Months Ended September 30, 2003 and 2002

         The Company's net loss for the third quarter of 2003 was $2,710,788 ($0.29 per share). Since the Company only had nominal non-operating income during the quarter, the net loss is attributable to ongoing expenses incurred in connection with developing new business operations. During the quarter, the Company incurred $2,596,012 of stock based compensation expenses in connection with the issuances of an aggregate of 11,725,315 shares and $111,599 of additional selling, general and administrative expenses. The majority of these expenses consisted of officer salaries and consulting fees.

         For the three months ended September 30, 2002, the Company reported net income of $123,889 ($0.01 per share) as a result of the gains arising from the sale of Consumers Life. During the quarter, the

Company incurred approximately $33,500 in salaries and related benefits as well as professional and other fees of $42,000.


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

         For the nine months ended September 30, 2003, the Company's cash and cash equivalents decreased by $159,589 to $6,169 at the end of the period. The decrease is principally the result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners. The Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

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

         Equity Credit Line

         During October, 2003, the Company entered into a term sheet with Dutchess Private Equities Fund II LP, a equity funding group ("Dutchess") to provide the Company with a $2,000,000 equity line of credit to be used for general corporate purposes. A formal agreement with Dutchess for this equity line was executed on April 15, 2004 and provides that the market price of the Company's stock for the 5 consecutive days prior to the put date can not be below 75% of the closing bid price for the 10 trading days prior to the put date. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line. The purchase price for the shares to be paid to the investor is discounted to the lowest closing bid price of the stock during the 5 trading days immediately after a put date. The funds will be available to the Company upon an effective registration of the Company's stock issued pursuant to this agreement.

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


Liquidity

         In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At September 30, 2003, the Company had $6,169 in cash. Furthermore, as of that date, the Company had no significant business operations and no sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The Company's management is initially focusing on joint ventures with or acquisitions of companies in the real estate, insurance agent, construction management and medical technology business segments. However, there is no assurance that the Company's efforts in this regard will be successful.

         As indicated above, the Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing. Without new revenues and/or immediate financing, management's efforts to develop the Company's real estate, insurance agent, construction management and medical technology businesses are not likely to succeed.


Going concern and management plans

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at September 30, 2003 the Company had a cash balances of only $6,169, current liabilities of $166,419 without any other current assets, a shareholders' deficiency of $534,357 and was delinquent in its payment to its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses within the Company. The new management of the Company is initially focusing on joint ventures with, or acquisitions of, companies in the real estate, construction management and medical technology sectors as well as the direct purchase of income-producing real estate. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

         The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its businesses are being developed. There are no assurances that such financing can be obtained or, if available, be obtained at terms acceptable to the Company. To the extent that such financing is equity based, this may result in dilution to the existing shareholders.

         The condensed consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

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

        Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on January 1, April1, July 1 and October1 of each year. The dividends payable on January 1, 2004 and for all four quarters of 2003 have not been declared or paid by the Company. Dividends in arrears for the five quarters total $74,205, $60,783 of which relate to the four quarterly dividends for 2003. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors. . The preferred shareholders have not elected these two additional directors as of this date.

         In the event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

         The preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at a rate of 1,482 shares of common stock for each share of preferred stock (equivalent to a conversion price of $6.75 per share).

         The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,479 and $9,627 in the first nine months of 2003 and 2002, respectively.

Item 3.      Quantitative and Qualitative Disclosure About Market Risk

         The Company believes it does not have any material exposure to interest rate risk as its cash equivalents are short-term in nature and its debt obligations are at fixed rates. The Company does not use derivative financial instruments to hedge interest rate exposure and did not experience a material impact from interest rate risk during fiscal 2003.

         Currently, the Company does not have any significant investments in financial instruments for trading or other speculative purposes, or to manage its interest rate exposure and has no other material speculative or quantitative market risks particular to it.


Item 4.      Controls and Procedures


Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.


Changes in Internal Controls Over Financial Reporting

         Internal controls over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. To the extent that components of our internal controls over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our chief executive officer and chief financial officer referenced above. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

         In connection with the first amendment to the form 10-Q filed on January 31, 2004, our independent auditors did not report any matters involving internal controls that were considered to be a reportable condition or material weakness. In connection with the audit of our December 31, 2003 10-K which will be filed in conjunction with this amended 10-Q, our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions and material weaknesses, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the December 31, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, prepaid expenses, accrued expenses, preferred stock and accounting for an equity method investment. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003. It was subsequently determined that these reportable conditions and material weaknesses also existed as of September 30, 2003

         Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2003 and this amended 10-Q for the nine months ended September 30, 2003, fairly present, in all material respects, our financial condition and results of operations.

                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings

         The Company is currently in arbitration against its co-defendant, Life of the South, from a previously settled claim. Life of the South is seeking to recover from the Company its share of the settlement totaling $17,500, its unreimbursed fees of $27,825 plus interest, attorney fees and cost of arbitration from the Company. The arbitration is in its initial stages and while the outcome can not be predicted, the Company believes the arbitration will be settled in favor of the Company.


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


Item 3.      Defaults upon Senior Securities

         Dividends at an annual rate of $.85 per share are cumulative from the date of original issue of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividend payable at January 1, 2004 has also not been declared or paid by the Company. Dividends in arrears for the five quarters as of January 1, 2004 total $74,205, $60,783 of which relates to the four quarters of 2003.

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


Item 4.      Submission of Matters to a Vote of Security Holders

         On August 7, 2003, the Company mailed an Information Statement to its shareholders in connection with a special meeting of shareholders to be held on August 27, 2003 (the Special Meeting). At the Special Meeting, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-10 reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock from 5,276,781 to approximately 527,678, (ii) to authorize 50 million shares of capital stock of the Company, of which 40 million shares will relate to common stock and 10 million shares will relate to preferred stock and (iii) to permit action upon the written consent of less than all shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. CFC Partners owns a majority of the Company's issued and outstanding shares of common stock and has voted to approve the proposal presented above. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 27, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50 million shares, divided into 40 million shares of common stock and 10 million shares of preferred, and (ii) authorized the Company to take action upon the written consent of stockholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all stockholders entitled to vote thereon were present and voting.


Item 5.      Other Information

         Effective as of October 31, 2003, the Company approved an amended operating agreement whereby Spartan would transfer to the Company 24.22% of its interest in Vaughn in consideration for issuance by the Company of 250,000 shares of common stock. This amended operating agreement memorializing this arrangement was not executed by members of Vaughn holding 5% of the membership interests and the 250,000 shares of common stock were not issued. This amended operating agreement has therefore not and will not be ratified.

         The Company is not directly or indirectly liable for any of the obligations of Vaughn and its exposure is limited solely to its investment in Vaughn which is carried at zero in these condensed consolidated financial statements.

         The 47.5% equity interest in Vaughn is being accounted for under the equity method in the Company's condensed consoldated financial statements at September 30, 2003.

         On October 31, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 330,000 shares of common stock issued on October 31, 2003 to a consultant, Pinchus Gold. The agreement is for services to be provided through January 31, 2004. In exchange for receipt of the shares of common stock, the consultant would provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was approximately $82,500.

         On March 1, 2004, the Company entered into a one-year consulting agreement with Corporate Communications Group ("CCG") whereby CCG would provide business development and marketing services in exchange for 300,000 shares of the common stock of the Company. The value of these shares on March 1, 2004 was $21,000.

         On March 19, 2004 the Company executed a loan agreement with Thomas Willemsen in the amount of $50,000 for operating capital. This is an unsecured loan, due on June 19, 2004 as to both interest in the amount of $5,000 and principal.

         On March 22, 2004 the Company executed a loan agreement with Adar Ulster Realty in the amount of $40,000 for operating capital. This is an unsecured loan due on May 22, 2004 as to both interest in the amount of $1,200 and principal.

         On March 31, 2004, the Company issued 1,540,800 shares of common stock each to Mr. Ehrenhaus and Mr. Hommel that was accrued at December 31, 2003 for unpaid compensation.

         In November 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of the Company's common stock for ten cents ($0.10) per share. As of December 31, 2003, the investor has only paid $20,000 toward the aggregate purchase price of $100,000; no additional amounts have been received to date. This amount has been recorded as a current liability as the Private Placement has been cancelled.


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

            31.1 Section 302 certification by Chief Executive Officer
            31.2 Section 302 certification by Chief Financial Officer

         32 Section 1350 Certifications

            32.1 Section 906 certification by Chief Executive Officer
            32.1 Section 906 certification by Chief Financial Officer



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



                                     CONSUMERS FINANCIAL CORPORATION
                                     Registrant




Date    May 20, 2004           By /s/   Donald J. Hommel
       -------------             --------------------------------------
                                           Donald J. Hommel
                                           President and Chief Executive Officer




Date  May 20, 2004             By /s/   Donald J. Hommel
    --------------               --------------------------------------
                                           Donald J. Hommel
                                           Chief Financial Officer