Form 10-K
period 2003-12-31
CONSUMERS FINANCIAL CORP
filed 2004-05-24
CIK 100320

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

   Title of each class                Name of each exchange on which registered
         None                                          Not listed

Securities registered pursuant to Section 12(g) of the Act:

      Title of each class             Name of each exchange on which registered
 Common stock (no par; voting)                        Not listed
8 1/2% Preferred Stock Series A

(par value $1.00 per share; non-voting)               Not listed

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing such requirements for the past 90 days. Yes   X   No   __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The number of outstanding common shares of the registrant as of May 5, 2004 was 21,506,696. Based on the closing price on May 5, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was $275,087.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                     PART I


 Item 1.     Business
 Item 2.     Properties
 Item 3.     Legal Proceedings
 Item 4.     Submission of Matters to a Vote of Security Holders


                                    PART II


 Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters
 Item 6.     Selected Financial Data
 Item 7. Management's Discussion and Analysis of Finacial Condition and Results of Operations
 Item 7A.    Qunatitative and Qualitative Disclosures about Market Risk
 Item 8.     Financial Statements and Supplementary Data
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
 Item 9A.    Controls and Procedures


                                    PART III


 Item 10.    Directors and Executive Officers of the Company
 Item 11.    Executive Compensation
 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
 Item 13.    Certain Relationships and Related Transactions
 Item 14.    Principal Accountant Fees and Services


                                    PART IV


 Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 SIGNATURES

      This Annual Report on Form 10-K includes forward-looking statements which are subject to "safe harbors" created by the Private Securities Litigation Reform Act of 1995. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements can be identified by use of such terms and phrases as "may", "will", "intend", "goal", "estimate", "could", "expect", "project", "predict", "potential", "plans", "anticipate", "should", "continue", "might", "believe", "scheduled" or the negative of such terms or other comparable terminology. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date the statement was made. These risks, uncertainties and other factors include those identified under "Risk Factors" in this Annual Report on Form 10-K. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

      The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. In addition, we make no representation with respect to any materials available on the Internet including materials available on our website.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

      Consumers Financial Corporation (the "Company") was formed in 1966 as 20th Century Corporation (a Pennsylvania corporation) and adopted its present name in 1980. The Company was an insurance holding company which, until late 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. The Company operated through various wholly-owned subsidiaries since it was formed; however, as of December 31, 2002, all of these subsidiaries have either been sold or liquidated and dissolved. From 1992 through 1997, the Company also sold all of its inforce insurance policies to various third party insurers.

      On March 24, 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation"), pursuant to which the Company would be liquidated and dissolved. The Plan of Liquidation permitted the Board of Directors to continue to consider other alternatives to liquidating the Company if such alternatives were deemed by the Board to be in the best interest of the Company and its shareholders. It became apparent to the Board during 2001 that the common shareholders would not receive any distribution under the Plan of Liquidation, and the preferred shareholders would receive less than the full liquidation value of their shares. Consequently, the Board concluded that selling the Company for its value as a "public company shell" was a better alternative for the common and preferred shareholders than liquidating the Company. Accordingly, in August 2001, the Company sent request for proposal letters to several investor groups that had expressed an interest in acquiring the Company, and also issued a press release soliciting similar offers. In October 2001, the Board of directors met to consider three offers which were received, one of which was from CFC Partners, Ltd. ("CFC Partners"). Following its review of each offer, the Board determined that the offer from CFC Partners was the best offer. In February 2002, the Company and CFC Partners entered into an option agreement (the "Option Agreement") which permitted CFC Partners to acquire a 51.2% interest in the Company's common stock for $108,000, or $.04 per common share. The purchase price was deposited into an escrow account held by the Company in March 2002.

      The option held by CFC Partners was exercisable within 15 business days following the completion by the Company of a tender offer to its preferred shareholders. The completion of the tender offer was, in turn, dependent on the sale of the Company's remaining insurance subsidiary, since substantially all of the Company's assets were held by the subsidiary and state insurance laws would not permit the withdrawal of those assets. In June 2002, the Company completed the sale of the insurance subsidiary, and in August 2002, the Company purchased 377,288 shares of preferred stock at $4.40 per preferred share plus accrued dividends, representing 83.4% of the then total shares outstanding, from those preferred shareholders who elected to tender their shares.

      On August 28, 2002, CFC Partners exercised its option to acquire a majority of the outstanding common shares of the Company. Accordingly, on that date, the Board of Directors terminated the Plan of Liquidation and authorized the issuance of 2,700,000 shares of common stock to CFC Partners. In accordance with the Option Agreement with CFC Partners, the Company deposited the sum of $331,434 into an escrow account, such amount representing the tender price of $4.40 per preferred share multiplied by the 75,326 preferred shares not tendered at that time.

      On May 8, 2003, Vaughn Partners LLC ("Vaughn"), an Illinois limited liability company in which the Company owns a 47.5% interest, acquired a garden-type apartment complex located in Springfield, Illinois for a purchase price of $5,440,940. The purchase price was comprised of (i) a $4,650, 000 interest only bank loan secured by a first mortgage lien on the property payable in two years, (ii) a $1,200,000 second mortgage on the property with principal amounts of $500,000 due six months from acquisition and $700,000 due twelve months from acquisition, (iii) a $100,000 interest-free loan made by a private investor due in full on June 13, 2003 and which accrues interest at an annual rate of 18% beyond its due date, and (iv) $200,000 in cash which was contributed by third party investors to Vaughn. Vaughn is currently in default on the second mortgage and on the $100,000 private investor loan. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefore. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. The Company has no obligations under or guarantees of these notes and the Company's financial risk is limited to its investment in Vaughn, which is carried at zero value.

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

      The 47.5% equity interest in Vaughn is being accounted for under the equity method in the Company's financial statements at December 31, 2003.

      On January 29, 2004, the Company, pursuant to approval by shareholders at a special meeting held in August 2003, filed an amendment to its Articles of Incorporation increasing its authorized capital shares to 50 million; 40 million in common shares and 10 million in preferred shares.

                               PLAN OF OPERATIONS

      Prior to the discontinuation of its business operations as noted above, the Company operated in three industry segments: the Automotive Resource Division, which marketed credit insurance and other products and services to its automobile dealer customers, the Individual Life Insurance Division and the Auto Auction Division. These segments did not include the corporate activities of the Company. Effective with the real estate acquisition by Vaughn, the Company, through its Vaughn subsidiary operates a garden-type apartment complex in Springfield, Illinois.

      The Company intends to initially expand into the real estate, construction
management,   insurance  agent  and  medical  technology  industries  through  a combination of strategic alliances, mergers or consolidations, or acquisitions.

      With respect to its plans for the real estate business, the Company intends to acquire additional garden-type apartment complexes initially in Illinois and New York and subsequently in other northeastern United States locations. The Company also expects to become involved in real estate development activity, initially in the New York area.

      In connection with its construction management initiatives, the Company intends to manage its real estate development activities as well as selected outside projects.

      With regard to the medical technology business, the Company plans to develop, own and operate positron emission tomography ("PET") imaging centers initially in the New York area and then in other regional locations. The Company has formed a 55% owned subsidiary, P.E.T Centers of America LLC, and through this subsidiary, has initiated some business arrangements, but none of significant consequence to date. In September the Company, through its subsidiary, had signed a lease for a PET center in Suffolk County, New York, but subsequently the lease terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and the subsidiary are liable to the landlord for all costs and expenses incurred in connection with enforcing the lease provisions as well as liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The Company has received no further communications from the landlord in connection with its demand.

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

      During February 2004, the Company entered into a Memorandum of Understanding with a privately-held corporation located in Connecticut with the intent of a possible business combination either directly with the Company, through a subsidiary of the Company or with a public shell available to the Company. The Company is in the preliminary investigative stages of its customary due diligence and this combination is subject to certain conditions precedent that are material to the transaction and whose outcome in subject to material uncertainty at the present time.

      The Company intends to move forward with its due diligence in this transaction pursuant to this memorandum.

                                   COMPETITION

      Each of the industry segments in which the Company intends to operate is highly competitive. Many of the Company's potential competitors have significantly greater financial, technical, sales, marketing and other resources as well as greater name recognition and a larger customer base than the Company. While the Company believes it can successfully compete in selected niche markets in each of its intended industry segments, there is no assurance that the Company will be able to develop sufficient revenues and cash flows from these businesses to operate profitably and compete effectively with other companies.

                              EMPLOYEES AND AGENTS

      As of May 1, 2004, the Company had only 2 full-time employees, both of which were also officers of the Company. Donald J. Hommel, the Company's president and chief executive officer, and Jack I. Ehrenhaus, the Company's chairman and chief operating officer currently receive cash or stock compensation from the Company in their capacity as officers and employees. Mr. Maidenbaum, who was the Company's Vice President, resigned as an officer of the Company during the 4th Quarter of 2003 and remains a Director of the Company.

      The Company maintained insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items until October 2003. Although the Company is in the process of obtaining new coverage, there can be no assurance that the Company will be able to obtain such coverage or that it will not experience uninsured losses.

ITEM 2.  PROPERTIES

      The Company leased approximately 400 square feet of office space, on a month-to-month basis, at 1525 Cedar Cliff Drive, Camp Hill, Pennsylvania until October 31, 2003. The monthly rent for this space was $400. The Company leases an additional 800 square feet of office space in Cedarhurst, New York under a lease that expired on December 31, 2003 and is now on a month-to month basis. The monthly rent for this space is $850 per month. Until December 31, 2002, the Company also leased approximately 1,100 square feet of warehouse space for the storage of its records. The monthly rent for this space was approximately $650. The Company terminated this lease as of December 31, 2002 and effective January 1, 2003, entered into a month-to-month lease for approximately 550 square feet at a monthly rent of $325. The Company's office and warehouse space are adequate for its current needs

ITEM 3.  LEGAL PROCEEDINGS

      The Company is currently in arbitration against its co-defendant, Life of the South, from a previously settled claim. Life of the South is seeking to recover  from  the  Company  its  share  of  the  settlement  totaling  $17,500, unreimbursed fees of $27,825 plus interest, attorney fees and cost of arbitration from the Company. The arbitration is in its initial stages and while the outcome can not be predicted, the Company believes the arbitration will be settled in favor of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted for a vote of shareholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was delisted by NASDAQ for non-compliance with NASDAQ's market value of public float requirements. The Company's Convertible Preferred Stock, Series A, was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market. The Company is currently delisted to the Pink Sheets as a result of its untimely filing of it 3rd Quarter Report on Form 10-Q.

      Quarterly high and low bid prices for the Company's common and preferred stock, based on information provided by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.


                          1st       2nd      3rd      4th          1st      2nd      3rd      4th
                        Quarter   Quarter  Quarter  Quarter2003  Quarter  Quarter  Quarter  Quarter
                          2003     2003     2003                  2002     2002     2002      2002

Common Stock

     High                 0.45     0.30     0.43      0.15        0.09     0.22     0.28      0.65

     Low                  0.45     0.30     0.25      0.08        0.03     0.07     0.09      0.15


                        ---------

Convertible Preferred Stock

Series A

     High                 2.20     2.20     5.00      2.93        3.70     3.86     4.20      4.00

     Low                  2.20     2.20     5.00      2.91        2.26     3.30     3.86      2.00

            As of March 31, 2004, there were 6,446 shareholders of record who collectively held 22,506,696 common shares and 18 shareholders of record of the Convertible Preferred Stock, Series A, who held 72,226 shares. The number of shareholders presented above excludes individual participants in securities positions listings.

            During the three months ended December 31, 2003, there have been no limitations or qualifications, through charter documents, loan agreements or otherwise, placed upon the holders of the registrant's common or preferred stock to receive dividends, except as described below.

            On October 10, 2003 the Company sold 208,000 shares of its common stock to Wall Street Communications for $26,000 or $0.125 per share pursuant to a subscription agreement.

            On October 27, 2003, the Company entered into an investment banking agreement with David Sassoon & Co. Plc. Pursuant to which, among other things, the Company issued 85,000 shares to its investment banker. The issuance was pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended. The cost of these services as measured by the market value of the shares at the time of issuance was approximately $15,300.

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

      On November 7, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 140,000 shares of its common stock issued by the Company to a consultant pursuant to a consultancy agreement entered into and between the Company and the consultant on July 2, 2003. The agreement terminated on December 31, 2003. In exchange for receipt of the shares of common stock, the consultant provided various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was approximately $18,200.

      At December 31, 2003, the Company accrued unpaid salaries for Mr. Hommel and Mr. Ehrenhaus, each in the amount of $107,856. Both Mr. Hommel and Mr. Ehrenhaus agreed to accept common stock in lieu of cash and the Company has agreed to issue 1,540,800 shares of common stock to each of Mr. Hommel and Mr. Ehrenhaus in satisfaction of these unpaid and accrued salaries and these shares are deemed to have been issued as of December 31, 2003. These shares have not been issued to date. However, the issuance will be pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

            Dividends on both the Company's common stock and Convertible Preferred Stock Series A are declared by the Board of Directors. No common stock dividends have been paid since 1994. The payment of dividends on the common stock in the future, if any, will be subordinate to the preferred stock, must comply with the provisions of the Pennsylvania Business Corporation Law and will be determined by the Board of Directors. In addition, the payment of such dividends will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Dividends on the preferred stock are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share. The dividends payable, collectively totaling $58,198, due on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividend payable on January 1, 2004 also has not been declared or paid by the Company. The aggregate dividends in arrears for all five quarters equals $74,205. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of its common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends , the holders of the preferred stock are entitled, only while such arrears exists, to elect two additional members to the then existing Board of Directors. The preferred shareholders have not elected these two additional directors as of this date.

            In the event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

            The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $4,134 and $84,448 for the years ended December 31, 2003 and 2002, respectively.

ITEM 6. SELECTED FINANCIAL DATA

            The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                  2003              2002              2001             2000              1999
                                                  ----              ----              ----             ----              ----

Selling, general and
  administrative expenses                    $  3,245,277      $    527,805      $    869,196      $  2,501,146      $  1,451,183
Other income                                          257           584,589           268,369           949,066         1,288,147
Income (Loss) before income taxes              (3,245,020)           56,784          (600,827)       (1,552,080)         (163,036)
Income taxes                                           --                --                --                --                --
Net Income (Loss)                              (3,245,020)           56,784          (600,827)       (1,552,080)         (163,036)
Other comprehensive income (loss)                      --           (54,702)           27,539            44,015           (42,656)
Comprehensive income (loss)                  $ (3,245,020)     $      2,082      $   (573,288)     $ (1,508,065)     $   (205,692)

Per share data (a):
Basic and diluted loss per
  common share                               $      (0.35)     $      (0.08)     $      (0.39)     $      (0.76)     $      (0.20)

Weighted average number of common
  shares outstanding                            9,514,892         3,501,238         2,577,701         2,578,231         2,942,847

Total assets                                 $    331,016      $    597,766      $  2,832,651      $ 25,304,782      $ 44,539,301
Total debt
Redeemable preferred stock                        712,454           739,949         4,428,381         4,444,197         4,498,107
Shareholders' deficiency                         (577,952)         (196,485)       (2,079,119)       (1,124,157)         (375,129)
Cash dividends declared per common share          NONE              NONE              NONE              NONE              NONE



(a) The per share data presented above has not been adjusted to reflect the effect of a one-for-ten reverse common stock split approved by the Company's common shareholders on March 15, 2003 but has yet to be effected by the Company. See Note 11 of the Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

            At the Special Meeting of Shareholders held on March 24, 1998, the Company's preferred and common shareholders approved the sale of the Company's credit insurance and related products business, which comprised the Company's only remaining business operation. In connection with the sale of its inforce credit insurance business, the Company also sold its credit insurance customer accounts and one of its life insurance subsidiaries.

            On August 28, 2002, the Board of Directors appointed Donald J. Hommel, the president of CFC Partners as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, the Company's officers resigned as planned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, James C. Robertson and John E. Groninger, who had been Directors of the Company for more than 30 years, also resigned as planned.

            On October 17, 2002, the Board of Directors appointed Shalom S. Maindenbaum, Esq., as a Director of the Company to fill an existing vacancy on the Board. In addition, the Directors elected Mr. Hommel as the Company's Treasurer and Mr. Maidenbaum as the Company's Vice President and Secretary. On March 13, 2003, the Board of Directors appointed William T. Konczynin as an additional Director to fill an existing vacancy and Chairman of the Audit Committee. Jack I. Ehrenhaus was appointed as Chairman of the Board in April 2003 and has served as the Company's Chief Operating Officer effective January 1, 2003

            As a result of the approval of the Plan of Liquidation, the Company adopted a liquidation basis of accounting in its financial statements for the period from March 25, 1998 to August 28, 2002. Under this basis of accounting, assets were stated at their estimated net realizable values and liabilities were stated at their anticipated settlement amounts. As a result of the transaction with CFC Partners and the related termination of the Plan of Liquidation, effective August 29. 2002, the Company re-adopted accounting principles applicable to going concern entities. Furthermore, as discussed elsewhere in this Form 10-K, the Company has restated its liquidation-basis financial statements for prior periods to conform such statements to the current presentation.

            At December 31, 2003, Vaughn operated a garden-type apartment complex in Springfield, Illinois as its sole operation. The Company intends to acquire additional real estate operations exclusive of Vaughn and to establish majority-owned operating subsidiaries to accommodate these acquisitions in the future.

            At December 31, 2003 the Company had no business  operations and its
      revenue  and   expenses   during  the   previous   five  years  have  been
      non-operating in nature.

            At December 31, 2003 the Company's shareholders' deficiency totaled $577,952 as compared with a shareholders' deficiency of $196,485 at December 31, 2002.

            For the year ended December 31, 2003 the Company's net loss was $3,245,020 as compared with net income of $56,784 and a net loss of $600,827 for the years ended December 31, 2002 and 2001, respectively.

            Dividends  to  preferred   shareholders  totaled  $0,  $255,813  and
      $385,572 in 2003, 2002 and 2001, respectively.

                              RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2003

            For the year ended December 31, 2003, the Company reported a net loss of $3,245,020 as compared with net income of $56,784 for 2002. In 2003, the Company incurred approximately $79,505 in professional fees,

      $2,841,686 in compensation and consulting expenses paid for by the issuance of shares of common stock, a $27,500 provision for loss on a receivable from the Company's majority shareholder and approximately $280,000 in selling, general and administrative expenses against a nominal amount of non-operating income. During the same period in 2002, the Company reported net income of $56,784 primarily as a result of one time gains from the sale of its life insurance subsidiary of $242,480 and proceeds of $255,000 from settlements, offset principally by salaries and fees of $327,576 and insurance costs of $78,438.

      YEAR ENDED DECEMBER 31, 2002

            For the year ended December 31, 2002, the Company reported net income of $56,784, which translated into a loss of $.08 per common share after deducting the preferred dividend requirement. The 2002 results were positively impacted by a $242,480 gain on the sale of the Company's life insurance subsidiary and $255,000 in proceeds received from the settlement of litigation and other disputes. The gain from the sale of the insurance subsidiary includes a $178,483 gain from the sale of its insurance licenses and charter, a $56, 448 gain from the transfer to the buyer of appreciated bonds held by the subsidiary and $7,549 in other gains. Prior to the collection of the $255,000 in settlement proceeds, the Company had not reflected any amounts due from the other parties in its financial statements due to the uncertainty as to not only the amounts which the Company might be entitled to receive as determined by the courts or as a result of a settlement between the parties, but also the collectibility of such amounts.

            The improved results in 2002 also reflect reductions in salaries and professional fees as compared with 2001. Partially offsetting the non-recurring revenues and the reductions in salaries and professional fees were (i) a decline in investment income of approximately $105,000 due to both a decrease in the Company's invested asset base coupled with a decline in short-term interest rates and, (ii) an increase in insurance costs of approximately $30,370 over 2001.

      YEAR ENDED DECEMBER 31, 2001

            The Company's net loss for the year ended December 31, 2001 was $600,827. The results in 2001 were adversely impacted by a $216,000 charge related to the settlement of certain litigation matters and a $80,250 write-down of the value of the state licenses and charter of the insurance subsidiary, based upon the Company's assessment at that time that the subsidiary would be liquidated rather than sold.

            For 2001, the Company originally reported an excess of expenses over revenues of $520,577 under the liquidation basis of accounting. This amount differs from the $600,827 net loss being reported in the accompanying consolidated financial statements by $80,250, which is the amount of the write-down of the value of the insurance license and charter noted above. Under liquidation accounting, this amount was not treated as an adjustment of assets to estimated net realizable value and was, therefore, not included in the determination of excess of expenses over revenues.

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

            During the year ended December 31, 2003, the Company's cash and cash equivalents decreased by $165,758 to $0, principally as a result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners. The Company has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

      Hudson Valley

            On September 10, 2003, the Company entered into an agreement with Hudson Valley Home Builders & Developers Corp. ("Hudson") pursuant to which Hudson would use its commercially reasonable efforts to introduce funding sources to provide the Company with financing to consummate real estate transactions. Hudson agreed to provide the Company with financing between $2,000,000 and $4,000,000 for 36 months from the date of the agreement. The Company agreed to use commercially reasonable efforts to consummate a maximum of 10 real estate transactions each 12 month period. Pursuant to the terms of the agreement, Hudson would notify the Company within 21 days of receipt of an executed contract on a real estate project, that it would fund such project. The investors would have the right to designate a portion of their funding to be used to purchase shares of the Company at a premium above market.

            Pursuant to the agreement, Hudson and its investors would be entitled to 60% of the equity of a deal, as well as a cash payment equal to 10% of the consideration received by the Company from Hudson and its investors. Upon financing a real estate deal, the Company would issue to Hudson and its investors, a warrant to purchase shares of the Company. The Company agreed to file a registration statement for the shares issued to Hudson and its investors within 24 months of issuance and granted them piggyback registration rights after 18 months. Either party has the right to terminate the agreement by written notice to the other. To date, no funds have been generated by Hudson.

      Equity Credit Lines

            During October, 2003, the Company entered into a term sheet with Dutchess Private Equities Fund II LP, an equity funding group ("Dutchess") to provide the Company with a $2,000,000 equity line of credit to be used for general corporate purposes. A formal agreement with Dutchess for this equity line was executed on April 15, 2004 and provides that the market price of the Company's stock for the 5 consecutive days prior to the put date can not be below 75% of the closing bid price for the 10 trading days prior to the put date. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line. The purchase price for the shares to be paid to the investor is discounted to the lowest closing bid price of the stock during the 5 trading days immediately after a put date. The funds will be available to the Company upon an effective registration of the Company's stock issued pursuant to this agreement.

      Investment Banking Agreement

            On October 27, 2003, the Company entered into an agreement with an investment banking firm to arrange financing for the Company's operations and expansion, provide financial advisory services on mergers and acquisitions, and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners and potential clients. The investment banker is to receive a percentage based on the amount of equity or debt raised for the Company, as well as a retainer of $3,750 plus 85,000 shares of the common stock of the Company with demand and piggyback registration rights. In addition, the investment banker is entitled to warrants equal to 3% of the equity of the Company upon the successful completion of any financing or M&A transaction. The investment banker is also entitled to registration rights, tag along rights, a put option, anti-dilution protection and a right of first refusal. If the Company fails or refuses to close a transaction after funds have been placed in escrow or a commitment letter accepted and approved, the Company is liable for all direct and consequential damages incurred by the investment banker.

      LIQUIDITY

            In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At December 31, 2003, the Company had a bank overdraft of $8,441. Furthermore, as of that date, the Company had no significant business operations, sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances as well as the merger or combination of existing businesses with the Company. The Company's management is initially focusing on joint ventures with, or acquisitions of, companies in the real estate, construction management and medical technology segments. However, there are no assurances that the Company's effort in this regard will be successful.

            As indicated above, the Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing. Without new revenues and/or immediate financing, management's efforts to develop the Company's real estate, construction and medical technology businesses are not likely to succeed.

      GOING CONCERN AND MANAGEMENT PLANS

            The  accompanying   consolidated   financial  statements  have  been
      prepared  assuming  that the Company  will  continue  as a going  concern.

      However, at December 31, 2003 the Company had a cash overdraft of $8,441, current liabilities of $196,514 without any current assets, a shareholders' deficit of $577,952 and was delinquent in its payment to its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

            The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

      REDEEMABLE PREFERRED STOCK

            On August 23, 2002, the Company completed a tender offer to all of its preferred shareholders, pursuant to which it purchased 377,288 shares representing 83.4% of the shares then outstanding, at $4.40 per share plus accrued dividends. The tender offer was completed in conjunction with and was a condition of the Option Agreement by CFC Partners. Since all of the Company's remaining assets would have been distributed to the preferred shareholders if the Company had been liquidated, the Board of Directors believed that the exercise of the option, and the related termination of the Plan of Liquidation, should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

            The terms of the redeemable preferred stock require the Company, when and as appropriated by the Board out of funds legally available for that purpose, to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value, $10 per share, of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders.

            The redeemable preferred stock is redeemable at the option of the Company at any time, in whole or in part, for a redemption price of $10 per share plus all unpaid and accrued dividends.

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

            The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $4,134 and $84,448 for the twelve months ended December 31, 2003 and 2002, respectively.

      CRITICAL ACCOUNTING POLICIES

            The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their critical accounting policies in
      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of their Form 10-K. The SEC defined a critical accounting policy as one that is important to the portrayal of the company's financial condition and results of operations and requires management's subjective or complex judgments. Accordingly, the Company has described its critical accounting policies below:

            DEFERRED TAX VALUATION ALLOWANCE

            Periodically, management reviews the adequacy of its deferred tax valuation allowance. This review entails estimating: the Company's future taxable income through fiscal 2004. A reduction in the valuation allowance can result in a decrease in the Company's income tax expense. Conversely, an increase in the valuation allowance can lead the Company to report its income tax at a higher rate. Since future results may differ materially from those estimates, the Company's estimate of the amount of deferred tax assets that will be ultimately realized could differ materially.

      CONTRACTUAL OBLIGATIONS

            The Company has no long-term contractual obligations or guarantees. All leases are on a month-to-month basis and the Company has not entered into any off balance sheet transactions. The Company's exposure as a 47.5% partner of Vaughn is limited to the loss of its investment in Vaughn, which is carried at zero. The Company is not liable, directly or indirectly, for any of the obligations of Vaughn. All of the obligations of the Company are unsecured.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

      ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following table contains our selected unaudited consolidated quarterly financial data:

                                                                         2003
                                -----------------------------------------------------------------------------------
                                       First           Second           Third            Fourth
                                      Quarter          Quarter          Quarter          Quarter           Total
                                    -----------      -----------      -----------      -----------      -----------
Selling, general and
  administrative expenses           $   126,211      $    96,422      $ 2,707,611      $   315,033      $ 3,245,277
Other income (loss)                         917            2,098           (3,177)             419              257
Loss before extraordinary items        (125,294)         (94,324)      (2,710,788)        (314,614)      (3,245,020)
Net (loss)                             (125,294)         (94,324)      (2,710,788)        (314,614)      (3,245,020)

Net loss per share                        (0.03)           (0.02)           (0.29)           (0.02)           (0.35)



                                                                         2002
                                -----------------------------------------------------------------------------------
                                       First           Second           Third            Fourth
                                      Quarter          Quarter          Quarter          Quarter           Total
                                    -----------      -----------      -----------      -----------      -----------
Selling, general and
  administrative expenses              $   130,538          150,887     $   137,653     $   108,727      $   527,805
Other income                                35,441          285,984         261,542           1,622          584,589
(Loss) income before extraordinary
 items                                     (95,097)         135,097         123,889        (107,105)          56,784
Net (loss) income                          (95,097)         135,097         123,889        (107,105)          56,784

Net (loss) income per share                  (0.08)            0.01            0.00           (0.01)           (0.08)




            We believe that you should not rely upon period-to-period comparisons of our financial results as an indication of future performance. Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and results of operations could fluctuate significantly quarter-to-quarter and year-to-year.

            The financial statements and supplementary data required by this item are set forth in Item 15 (a) (1) and begin at page F-1 of this report.

                                                            Page
                                                          --------

Independent Auditors' Reports                               F-2

Consolidated Balance Sheets as of
 December 31, 2003 and December 31, 2002                    F-4

Consolidated Statements of Operations for the
 years ended December 31, 2003, 2002 and 2001               F-5

Consoldated Statements of Shareholders' Deficiency for
 the years ended December 31, 2003, 2002 and 2001           F-6

Consolidated Statements of Cash Flows for the
 the years ended December 31, 2003, 2002 and 2001           F-7

Notes to Consolidated Financial Statements                  F-8

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            As of September 18, 2003, Stambaugh Ness, PC resigned as the principal independent accountants for the Company.

            The report of Stambaugh Ness, PC on the financial statements for the years ended December 31, 2002 and 2001contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to scope or accounting principles. Although the financial statements audited by Stambaugh Ness, PC for the year ended December 31, 2002 contained an explanatory paragraph pertaining to the Company's ability to continue as a going concern, such financial statements did not contain an adjustment that might result from the uncertainty stated therein. In addition, during the Company's the fiscal years ended December 31, 2002 and 2001 and through September 18, 2003, there were no disagreements with Stambaugh Ness, PC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures; which disagreements, if not resolved to the satisfaction of Stambaugh Ness, PC would have caused that firm to make reference in connection with its report to the subject matter of the disagreements or a reportable event.

            As of September 23, 2003, the Board of Directors of the Company approved the appointment of Marcum & Kliegman LLP as the Company's new principal independent accountants commencing with the interim financial statement review for the third quarter ending September 30, 2003 and the audit for the year ending December 31, 2003.

            During the years ended December 31, 2002 and 2001 and until September 23, 2003, Marcum & Kliegman LLP had not been engaged by the Company as an independent accountant to audit the financial statements of the Company or any of its subsidiaries, nor had it been consulted regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event identified in response to paragraph (a) (1) (iv) of Item 304, as those terms are used in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

      The Company requested that Stambaugh Ness, PC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter from Stambaugh Ness, PC is filed as an Exhibit on Form 8-K filed with the Securities and Exchange Commission on September 25, 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

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

            Our independent auditors have reported to our Audit Committee certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the December 31, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, prepaid expenses, accrued expenses, preferred stock and accounting for an equity method investment. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003.

            Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2003 fairly present, in all material respects, our financial condition and results of operations.

                                    PART III

  ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Historically, the Board of Directors of the Company was divided into three (3) groups, with the directors in each group serving terms of three (3) years. However, due to the Directors' decision in 1996 to merge, sell or otherwise dispose of the Company or its assets, the eventual approval by the shareholders of the Plan of Liquidation in 1998 and the acquisition of a 51.2% interest in the Company by CFC Partners, Ltd. on August 28, 2002, there had been no election of Directors since 1995. On August 28, 2002 the Board of Directors appointed Donald J. Hommel, the president of CFC Partners, as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, James C. Robertson and John E. Groninger, who had been Directors of the Company for more than 30 years, resigned as planned.

      On October 17, 2002 the Board of Directors appointed Shalom S. Maidenbaum, Esq. as a Director of the Company to fill an existing vacancy on the Board, and on March 13, 2003, the Board of Directors appointed William T. Konczynin as an additional Director and Chairman of the Audit Committee to fill an existing vacancy. Mr. Jack I. Ehrenhaus was elected as Chairman of the Board in April 2003.

      The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five (5) years, and their other major affiliations and age as of May 1, 2004

         Name                   Principal Occupation for the Past Five Years, Office (if any) Held         Director
        (Age)                                  in the Company and Other Information                         Since
-----------------------     ---------------------------------------------------------------------------    --------
Jack I. Ehrenhaus           President and Founder, NAIS Corporation                     1992 - present
                            Chairman of the Board and Chief Operating Officer of
(56)                        the Company                                                                     2003

                                                                                            2002 -
Donald J. Hommel            President and Chief Executive Officer of the Company            present         2002
(44)                        President and Founder, Gracemoor & Co.                         1995-2002

                                                                                            1999 -
Shalom S. Maidenbaum        Managing & Founding Partner, Rosenfeld & Maidenbaum             present         2002
(45)

Dr. William T.                                                                              1999 -
Konczynin                   President, Port Jefferson Hospital Care                         present         2003
(52)




      None of our directors holds any directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

      Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

      Our Board of Directors conducts its business through meetings of the Board and through activities of its committees. During the fiscal year ended December 31, 2003, the Board of Directors held ten (10) meetings and took all actions by unanimous written consent.

      The Board of Directors has established an Audit Committee. Dr. Konczynin, the sole member of the Audit Committee is a financial expert. The Audit Committee recommends engagement of the Company's independent auditors, is primarily responsible for approving the services performed by the independent auditors and for reviewing and evaluating our accounting principles and its system of internal accounting controls and has general responsibility in connection with related matters.

      The Board has not established an Option Committee, a Compensation Committee, or a Nominating Committee, the functions of which are currently performed by the Board.

      The following information is provided as of May 1, 2004 for each executive officer of the Company. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.


NAME                        AGE              OFFICE
===============================================================================

Donald J. Hommel            44               President and Chief Executive
                                             Officer

Jack  I. Ehrenhaus          56               Chief Operating Officer

      Mr. Hommel was appointed President and Chief Executive Officer of the Company in August 2002 and was named as Treasurer of the Company in October 2002. Mr. Ehrenhaus was appointed and Chief Operating Officer in April 2003, commencing January 1, 2003. Mr. Maidenbaum was appointed Vice President and Secretary of the Company in October 2002 and resigned as an officer of the Company during the 4th quarter of 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

CODE OF ETHICS

      At December 31, 2003, the Company had not yet adopted a Code of Ethics for its Executive Officer and Directors. This delay has been a result of the restructuring of the Company after its emergence its Plan of Liquidation coupled with the focus of management on raising capital and implementation of a business plan of action to preserve and increase its value to its common shareholders.

      The Board of Directors of the Company is in the process of reviewing a Code of Ethics and anticipates its adoption and implementation during the second quarter of 2004.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the years ended December 31, 2003, 2002 and 2001 of the Chief Executive Officer and the Chief
Operating Officer whose annual compensation exceeded $100,000 and who were serving as executive officers at the end of the fiscal year ended December 31, 2003

                           SUMMARY COMPENSATION TABLE

                                                                                          ANNUAL
                                                                                    COMPENSATION         ALL
                                                                                           OTHER         OTHER
     NAME AND PRINCIPAL POSITION   YEAR   SALARY            BONUS         COMPENSATION    ANNUAL     COMPENSATION
-------------------------------------------------------------------------------------------------------------------
   Jack I. Ehrenhaus                2003    $35,192  (1)    $430,435 (5)          $690,000  (6)    $85,600       (3)
                                                                                                   $85,600
        Chairman and                2002     - 0 -               - 0 -               - 0 -          - 0 -
        Chief Operating Officer
   Donald J. Hommel                 2003    $35,192  (4)    $430,435 (5)          $690,000  (6)    $85,600       (3)
                                                                                                   $85,600

        Chairman, President and    2002      - 0 -              - 0 -               $1,115  (2)     - 0 -
        Chief Executive Officer
-------------------------------------------------------------------------------------------------------------------


(1) Mr. Ehrenhaus was named as Chairman of the board of Directors and Chief Operating Officer of the Company effective January 1, 2003.

(2)   Represents retainer and board fees earned.

(3) Mr. Ehrenhaus and Mr. Hommel each accepted stock in lieu of cash compensation for services performed in 2003 at a value of $0.06 per share. The 1,540,800 shares for each of Mr. Hommel and Mr. Ehrenhaus are to be issued in 2004

(4) Mr. Hommel was appointed to the Board of Directors, President and Chief Executive Officer of the Company on August 28, 2002. Mr. Hommel received no compensation for his services as Chief Executive Officer in 2002.

(5) At a board meeting on September 4, 2003, the Board of Directors approved bonuses for Donald J. Hommel, President and Chief Executive Officer, and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each of the individuals was issued 1,956,521 shares of common stock valued at $430,435.

(6) Issuance of 3,000,000 shares valued at $690,000 to each of Mr. Hommel and Mr. Ehrenhaus pursuant to their respective employment agreements


      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company that causes a substantial reduction in the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment.

      The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers that were valued at an aggregate of $1,380,000.

      Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      No stock options or stock appreciation rights were granted by the Company to the named executives officers in 2003.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR TABLE

      At December 31, 2003, the Company had no stock options or stock appreciation rights outstanding. Furthermore, the Company has no current plans to grant any options or stock appreciation rights.

                        REPORT ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The Company's Board of Directors has the exclusive authority to establish the level of base salary payable to the Chief Executive Officer ("CEO") and certain other executive officers of the Company and to administer the company's equity incentive plans. The Board of Directors does not maintain a Compensation Committee as the employments agreements executed in 2003 will determine the individual bonus programs to be in effect for the CEO and certain executive officers each fiscal year. Participants in deliberations of the Company's Board of Directors concerning executive compensation were Donald J. Hommel, Jack I. Ehrenhaus, Shalom S. Maidenbaum and William T. Konczynin.

GENERAL COMPENSATION PHILOSOPHY

      Historically, the compensation policy of the Company is to offer the Company's executive officers competitive opportunities based upon the overall Company performance, their individual contribution to the financial success of the Company and their personal performance. It is the Board's objective to have a meaningful portion of each executive officer's compensation contingent upon the performance of the Company, as well as the individual contribution of each officer.

CEO COMPENSATION

      On September 1, 2003, the Company entered into an employment agreement with Donald J. Hommel, President and Chief Executive Officer of the Company. The agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Mr. Hommel is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of the employment agreement is ten years. If the Company terminates Mr. Hommel without cause prior to the term, Mr. Hommel is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company which causes a substantial reduction in Mr. Hommel's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, Mr. Hommel is entitled to a severance payment. The employment agreement also provides for the issuance of 3,000,000 shares of the Company's common stock to Mr. Hommel which was valued at an aggregate of $690,000. Mr, Hommel also agreed that if the Company has a cash flow shortfall, he will take stock in lieu of cash at a 20% discount to the stock price at the payment dates.

                          STOCK PERFORMANCE COMPARISON

      As discussed in Item 5 of this Form 10-K, the Company's common stock was delisted by NASDAQ on June 1, 1998 for noncompliance with NASDAQ's market value of public float requirements. As a result of this delisting coupled with the absence of any continuing operations since 1998, the Company believes that any stock price comparisons after that date are not considered meaningful. The Company is currently delisted to the Pink Sheets as a result of its untimely filing of it 3rd Quarter Report on Form 10-Q.

                                       12/31/98
      Company/Market/Index                (A)         12/31/99       12/31/00       12/31/01      12/31/02       12/31/03
----------------------------------    ------------    -----------   -----------    -----------    ----------    -----------
Consumers Financial Corp (1)             100.0           n/a           n/a            n/a            n/a           n/a
Peer Group (2)                           100.0           n/a           n/a            n/a            n/a           n/a
NASDAQ Stock Market (3)                  100.0           n/a           n/a            n/a            n/a           n/a


NOTES TO TABLE

(A) Assumes $100 invested on December 31, 1998 in the Company's common stock, the Peers Group's common stock and the NASDAQ Stock Index. Total shareholder returns assume reinvestment of dividends.
      The Company has had no operations since 1998
(1)   Consumer Financial Corporation
(2) At December 31, 2003,the Company has no operations for relevant peer group comparison
(3)   NASDAQ Stock Market - US

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of May 1, 2004, the beneficial ownership of the Company's Common Stock, the only class of voting securities outstanding, (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

                                                                               AMOUNT AND
                                                                                NATURE OF           PERCENT
                                                                               BENEFICIAL              OF
      TITLE OF CLASS     NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNERSHIP            CLASS
      =============================================================================================================
                         PRINCIPAL SHAREHOLDERS:


      Common                  CFC Partners, Ltd. (1)
                              132 Spruce Street, Cedarhurst, NY 11516                3,927,273       18.96

      Common                  Michael P. Ehrenhaus, M.D.                                     0             ----
                              132 Spruce Street, Cedarhurst, NY 11516

                              Donald J. Hommel (2), (3)
      Common                  132 Spruce Street, Cedarhurst, NY 11516                6,497,321       32.15

                              Jack I. Ehrenhaus (2), (3)
      Common                  132 Spruce Street, Cedarhurst, NY 11516                6,497,321       32.15


                         DIRECTORS AND EXECUTIVE OFFICERS:


                         Directors and Executive Officers:

      Common                  Donald J. Hommel                                       6,497,321       32.15
                              132 Spruce Street, Cedarhurst, NY 11516

      Common                  Jack I. Ehrenhaus                                      6,497,321       32.15
                              132 Spruce Street, Cedarhurst, NY 11516

      Common                  Shalom S. Maidenbaum                                           0             ----
                              132 Spruce Street, Cedarhurst, NY 11516

      Common                  All Directors and Officers and                        16,921,915       64.31
                              Principal Beneficial
                              Shareholders as a group


(1) Mr. Hommel, Mr. Maidenbaum and Mr. Ehrenhaus each own one-third of the outstanding common stock of CFC Partners. These individuals may each be deemed to be beneficial owners of the 3,927,273 shares pursuant to Rule 13d-3 of the Securities and Exchange Act of 1934, as amended. These individuals have shared voting and investment power with respect to the 3,927,273 shares of common stock.
(2) Includes stock to be issued in 2004 in lieu of 2003 compensation for Mr. Hommel (1,540,800 shares) and Mr. Ehrenhaus (1,540,80 shares); these shares have been accrued for and were issued May 1, 2004.
(3) Includes shares issued to each of Mr. Hommel and Mr. Ehrenhaus for 2003 bonus (1,956,521 shares) and pursuant to their respective employment agreements (3,000,000 shares)

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The Company has no compensation plans.

CHANGE OF CONTROL

Other than the right of the preferred shareholders to appoint two directors to the board, there are no other arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the year ended December 31, 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company, or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, security holder known to the Company to own more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation agreements, issuance of shares to CFC, and other arrangements, which are described above where required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Marcum & Kliegman LLP ("M&K") audited the Company's financial statements for fiscal 2003;the fees billed for professional services by M&K were as follows: Audit Fees--$100,000; Audit related fees $-0-;Tax Fees (for preparation of federal and state income tax returns) $-0- and All Other Fees of $-0-. The policy of the Audit Committee is that it must approve in advance all services (audit and non-audit) to be rendered by the Company's independent auditors. The Board of Directors established the Audit Committee during 2003 with the appointment of Mr. Konczynin to the Board of directors. For at least two years prior to that, the Board of Directors did not have an Audit Committee. The engagement of M&K for the audit for fiscal 2003 was approved in advance by the Audit Committee.

      Stambaugh Ness, PC ("SN") audited the Company's financial statements for fiscal 2002; the fees billed for professional services by SN for 2002 were as follows: Audit Fees--$26,225 including $9,225 for review services for the Company's SEC filings during the first and second quarters of 2003; Tax Fees (for preparation of federal and state income tax returns) $-0- and All Other Fees of $-0-. The engagement of SN for the audit services for fiscal 2002 was approved in advance by the Board of Directors.

      The Audit Committee is comprised solely of Mr. Konczynin, and as such, is limited in resources and therefore operates closely with the other members of the Board of Directors. Upon recommendation by its then accounting consultant, the Audit Committee in conjunction with the Board, took this recommendation into advisement and reviewed the experience, professional credentials and public company experience of M&K. Upon the positive results of such review, the Company sought to engage M&K as its Principal Accountant for the review of its Form 10-Q for the quarter ended September 30, 2003 and for its Annual Filing of Form 10-K for the year ended December 31, 2003.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)    Listing of Documents filed:

      1.    Financial Statements (included in Part II of this Report):

            Report of Independent Public Accountants - Marcum & Kliegman, LLP Report of Independent Public Accountants - Stambaugh Ness PC Consolidated Balance Sheets - December 31, 2003 and 2002 Consolidated Statements of Operations and Comprehensive Income - For the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Shareholders' Deficiency - For the years ended December 31, 2003, 2002 and 2001 Consolidated Statements of Cash Flows - For the years ended December 31, 2003, 2002 and 2001 Notes to Consolidated Financial Statements

2.    Financial Statement Schedules (included in Part IV of this Report):

      Schedules other than those listed above have been omitted because they are not required, not applicable or the required information is set forth in the financial statements or notes thereto.

3.    Exhibits:

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (1)
      (3)   Articles of incorporation and by-laws (i)
      (4) Instruments defining the rights of security holders, including indentures (i)
      (9)   Voting trust agreements (ii)
      (10)  Material contracts (ii)
      (11)  Statement re: computation of per share earnings (ii)
      (12)  Statement re: computation of ratios (ii)
      (13)  Annual report to security holders (ii)
      (16)  Letter re: change in certifying accountants (i)
      (18)  Letter re: change in accounting principles (ii)
      (21)  Subsidiaries of the registrant (iii)
      (22) Published report regarding matters submitted to a vote of security holders (i)
      (23)  Consents of experts and counsel (ii)
      (24)  Power of attorney (ii)
      (31.1)Certification of Chief Executive Officer (Section 302 of
            Sarbanes-Oxley Act) (iii)
      (31.2)Certification of Chief Financial Officer (Section 302 of
            Sarbanes-Oxley Act) (iii)
      (32.1) Certification of Chief Executive Officer (Section 906 of
            Sarbanes-Oxley Act) (iv)
      (32.2)Certification of Chief Financial Officer (Section 906 of
            Sarbanes-Oxley Act) (iv)

      (i) Information or document provided in previous filing with the Commission
      (ii)  Information or document not applicable to registrant
      (iii) Information or document included as exhibit to this Form 10-K
      (iv)  Document furnished with this Form 10-K

b)    Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSUMERS FINANCIAL CORPORATION




By:      /s/ Jack I. Ehrenhaus
         ------------------------
         Jack I. Ehrenhaus
         Chairman of the Board and Chief Operating Officer



Date:    May 20, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                 Signature                                   Title                               Date
                 ---------                                   -----                               ----
/s/ Jack I. Ehrenhaus                        Chairman of the Board and Chief                 May 20, 2004
Jack I. Ehrenhaus                            Operating Officer


/s/  Donald J. Hommel                        Director, President and Treasurer               May 20, 2004
Donald J. Hommel                             (Chief Executive Officer and Chief
                                             Financial Officer)

/s/ Shalom S. Maidenbaum                     Director                                         May 20, 2004
Shalom S. Maidenbaum

                                                                                              May 20, 2004
/s/ William T. Konczynin                     Director, Chairman of the Audit
William T. Konczynin                         Committee

                                     INDEX

                                                            Page
                                                          --------

Independent Auditors' Reports                               F-2

Consolidated Balance Sheets as of
 December 31, 2003 and December 31, 2002                    F-4

Consolidated Statements of Operations for the
 years ended December 31, 2003, 2002 and 2001               F-5

Consoldated Statements of Shareholders' Deficiency for
 the years ended December 31, 2003, 2002 and 2001           F-6

Consolidated Statements of Cash Flows for the
 the years ended December 31, 2003, 2002 and 2001           F-7

Notes to Consolidated Financial Statements                  F-8

                          INDEPENDENT AUDITORS' REPORT


To the  Audit  Committee  of the  Board  of  Directors  of  Consumers  Financial
Corporation:

We have audited the accompanying consolidated balance sheet of Consumers Financial Corporation and Subsidiaries as of December 31, 2003, and the related consolidated statement of operations and comprehensive income, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, NY
April 23, 2004

/s/ Marcum & Kliegman, LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Consumers Financial Corporation

We have audited the accompanying consolidated balance sheet of Consumers Financial Corporation and subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, shareholders' equity deficiency and cash flows for each of the two years in the period ended December 31, 2002. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation and subsidiary as of December 31, 2002 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying conslidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the conslidated financial statements, the Company has a shareholders' equity deficiency at December 31, 2002 and has no operating revenues. These matters raise substantial doubt about the COmpany's abhility to continue as a going concern. Management's plans with respect to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


/s/ STAMBAUGH NESS, INC

York, Pennsylvania
April 11, 2003

                Consumers Financial Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                                                           2003                  2002
                                                                       -------------        ------------
ASSETS

Current Assets:
Cash and cash equivalents                                               $         --        $    165,758
Prepaid expenses                                                                  --              30,420
                                                                        ------------        ------------
  Total current assets                                                            --             196,178

Property and equipment, net of accumulated
 depreciation of $43,989 and $43,090, respectively                             2,047                  --
Restricted cash held in escrow account                                       266,902             314,225
Prepaid insurance                                                             62,067              87,363
                                                                        ------------        ------------

Total Assets                                                            $    331,016        $    597,766
                                                                        ============        ============


LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Bank overdraft                                                          $      8,441        $         --
Accounts payable and accrued expenses                                        129,267              32,168
Due to Investor                                                               20,000                  --
Due to Officers                                                               38,806                  --
Other                                                                             --              22,134
                                                                        ------------        ------------
  Total current liabilities                                                  196,514              54,302
                                                                        ------------        ------------

Redeemable preferred stock:
  Series A, 8 1/2% cumulative convertible, authorized 632,500 shares; issued 75,326 shares, outstanding 2003, 63,161 shares;
   2002, 75,326 shares; redemption amount 2003, $631,610;
   2002, $753,260; net of treasury stock of $31,629 in 2003                  712,454             739,949
                                                                        ------------        ------------

Shareholders' Deficiency:
Preferred stock, $1.00 par value, authorized 10,000,000 shares,
   632,500 shares authorized as Series A                                          --                  --
Common stock, $.01 stated value, authorized 40,000,000 shares,
   20,706,696 (includes 11,123,121 shares to be issued) and
   5,276,781 shares issued and outstanding, respectively                     207,067              52,768
Capital in excess of stated value                                         11,748,778           8,938,865
Deficiency                                                               (12,437,272)         (9,188,118)
Less: Deferred compensation                                                  (96,525)                 --
                                                                        ------------        ------------
   Total shareholders' deficiency                                           (577,952)           (196,485)
                                                                        ------------        ------------

Total liabilities and shareholders' deficiency                          $    331,016        $    597,766
                                                                        ============        ============


         See accompanying notes to consolidated financial statements

                Consumers Financial Corporation and Subsidiaries
         Consolidated Statements of Operations and Comprehensive Income


                                                                            Year Ended December 31,
                                                              --------------------------------------------------
                                                                 2003               2002                2001
                                                              -----------        -----------        ------------
Selling, general and administrative expenses (Including
  stock based compensation of $2,841,686 for the
  year ended December 31, 2003)                               $ 3,245,277        $   527,805        $   869,196
                                                              -----------        -----------        -----------

Other Income/Expense
  Interest income                                                   2,461             45,300            150,301
  Interest expense                                                 (5,648)                --                 --
  Net realized investment gains                                        --             56,448                 --
  Proceeds from settlement of litigation                               --            255,000                 --
  Gain on sale of insurance licenses                                   --            178,483                 --
  Other income                                                      3,444             49,358            118,068
                                                              -----------        -----------        -----------
                                                                      257            584,589            268,369
                                                              -----------        -----------        -----------

Net (Loss) Income                                              (3,245,020)            56,784           (600,827)

Other comprehensive loss, change in unrealized
  appreciation of debt securities                                      --            (54,702)            27,539
                                                              -----------        -----------        -----------

Comprehensive (Loss) Income                                   $(3,245,020)       $     2,082        $  (573,288)
                                                              ===========        ===========        ===========

Per share data:
  Basic and diluted loss per common share                     $     (0.35)       $     (0.08)       $     (0.39)
                                                              ===========        ===========        ===========

  Weighted average number of common shares outstanding          9,514,892          3,501,238          2,577,701
                                                              ===========        ===========        ===========


           See accompanying notes to consolidated financial statements

                Consumers Financial Corporation and Subsidiaries
               Consolidated Statements of Shareholders' Deficiency
              For the Years ended December 31, 2003, 2002 and 2001
                                   Accumulated

                                                                                 Capital in
                                                         Common Stock             excess of                       Deferred
                                                     Shares         Amount       stated value    Deficiency     Compensation
                                                  --------------   ----------    ------------   -------------   --------------

Balance, December 31, 2000                            2,578,188   $   25,782    $   6,722,485  $  (7,899,588)   $           0
Change in net unrealized appreciation of debt
  securities for the year
Preferred stock dividends                                                                           (385,572)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                      (18,654)
Purchase of common stock
Retirement of treasury shares, common                    (1,407)         (14)            (46)
Retirement of treasury shares, preferred                                              22,613
Net loss for the year                                                                               (600,827)
                                                  --------------  -----------   -------------  --------------   --------------

Balance, December 31, 2001                            2,576,781       25,768       6,745,052      (8,904,641)               0
Change in net unrealized appreciation of debt
  securities for the year
Preferred stock dividends                                                                           (255,813)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                      (84,448)
Issuance of common stock                              2,700,000       27,000          81,000
Retirement of treasury shares, preferred                                           2,112,813
Net income for the year                                                                               56,784
                                                  --------------  -----------   -------------  --------------   --------------

Balance, December 31, 2002                            5,276,781       52,768       8,938,865      (9,188,118)               0
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                       (4,134)
Issuance of common stock                             15,429,915      154,299       2,809,913
Deferred compensation                                                                                                 (96,525)
Net loss for the year                                                                             (3,245,020)
                                                  --------------   ----------    ------------   -------------   --------------

Balance, December 31, 2003                           20,706,696   $   207,067   $  11,748,778  $ (12,437,272)         (96,525)
                                                  ==============  ===========   =============  ==============   ==============



                                                                                     Other
                                                     Preferred    Comprehensive   Treasury stock, common       Total
                                                                                  -----------------------
                                                       Stock      Income (loss)   Shares        Amount         Amount
                                                    ------------  --------------- --------    -----------    -----------

Balance, December 31, 2000                        $         0.00          27,163         0    $         0    $(1,124,158)
Change in net unrealized appreciation of debt
  securities for the year                                                 27,539                                  27,539
Preferred stock dividends                                                                                       (385,572)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                                  (18,654)
Purchase of common stock                                                              (980)           (39)           (39)
Retirement of treasury shares, common                                                  980             39            (21)
Retirement of treasury shares, preferred                                                                         22,613
Net loss for the year                                                                                           (600,827)
                                                  --------------  --------------- --------    -----------    -----------

Balance, December 31, 2001                                                54,702         0              0     (2,079,119)
Change in net unrealized appreciation of debt
  securities for the year                                                (54,702)                                (54,702)
Preferred stock dividends                                                                                       (255,813)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                                  (84,448)
Issuance of common stock                                                                                         108,000
Retirement of treasury shares, preferred                                                                       2,112,813
Net income for the year                                                                                           56,784
                                                  --------------  --------------- --------    -----------    -----------

Balance, December 31, 2002                                                     0         0              0       (196,485)
Accretion of difference between carrying value and
  mandatory redemption value of preferred stock                                                                   (4,134)
Issuance of common stock                                                                                       2,964,212
Deferred compensation                                                                                            (96,525)
Net loss for the year                                                                                         (3,245,020)
                                                  --------------  --------------- --------    -----------    -----------

Balance, December 31, 2003                        $            0               0         0    $         0    $  (577,952)
                                                  ==============  =============== ========    ===========    ===========

           See accompanying notes to consolidated financial statements

         Consumers Financial Corporation and Subsidiaries
       Consolidated Statement of Cash Flows


                                                                              Year Ended December 31,
                                                                 -----------------------------------------------
                                                                      2003             2002            2001
                                                                  ------------    -------------    -----------

Cash flows from operating activities:
Net (loss) income                                                $(3,245,020)       $    56,784        $  (600,827)

Adjustments to reconcile net income (loss) to cash flows
  used in operating activities:
  Depreciation and amortization                                          899                 --                 --
  Write-off of loans receivable from
    majority shareholder                                              27,500                 --                 --
  Gain on sale of investments                                             --            (56,448)                --
  Gain on sale of insurance licenses                                      --           (178,483)                --
  Write down in value of insurance licenses                               --                 --             80,250
  Stock based compensation                                         2,841,686                 --                 --

  Increase (decrease) in cash attributable to changes in
    assets and liabilities:
  Receivable from joint venture partner                                   --                 --            287,441
  Other receivables                                                       --             22,501             23,823
  Prepaid expenses                                                    55,716            (31,882)           (25,093)
  Accrued expenses                                                    84,840                 --                 --
  Employee severance liability                                            --           (177,962)                --
  Other current liabilities                                          (22,134)           (22,825)          (130,326)
  Other                                                                   --            (48,201)            48,835
                                                                 -----------        -----------        -----------
   Total adjustments                                               2,988,507           (493,300)           284,930
                                                                 -----------        -----------        -----------

Net cash used in operating activities                               (256,513)          (436,516)          (315,897)
                                                                 -----------        -----------        -----------

Cash flows from investing activities:
  Loans to majority shareholder                                      (27,500)                --                 --
  Purchase of capital assets                                          (2,946)                --                 --
  Proceeds from sale of investments                                       --            945,181             36,935
  Proceeds from sale of insurance licenses, net of selling
   expenses of $44,767 and liability assumed by buyer
   of $132,120                                                            --             73,113                 --
  Cash deposited into preferred stock excrow account, net
   of withdrawal                                                      47,323           (314,225)                --
                                                                 -----------        -----------        -----------

Net cash provided by investing activities                             16,877            704,069             36,935
                                                                 -----------        -----------        -----------

Cash flows from financing activities:
  Proceeds from loans by officers                                     38,806                 --                 --
  Proceeds from investor                                              20,000                 --                 --
  Bank overdraft                                                       8,441
  Purchase of redeemable preferred stock                             (19,369)        (1,660,067)           (11,917)
  Cash dividends to preferred shareholders                                --           (351,993)          (385,572)
  Proceeds from issuance of common stock                              26,000            108,000                 --
                                                                 -----------        -----------        -----------

Net cash provided by (used in) financing activities                   73,878         (1,904,060)          (397,489)
                                                                 -----------        -----------        -----------

Net decrease in cash and cash equivalents                           (165,758)        (1,636,507)          (676,451)
Cash and cash equivalents at beginning of year                       165,758          1,802,265          2,478,716
                                                                 -----------        -----------        -----------

Cash and cash equivalents at end of year                         $        --        $   165,758        $ 1,802,265
                                                                 ===========        ===========        ===========


Non-cash investing activities:
  Due to preferred stockholder for redemption of
  shares                                                         $    12,260        $        --        $        --
                                                                 ===========        ===========        ===========


     See accompanying notes to consolidated financial statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


1. Overview, Going Concern and Management Plans

      Since 1998, the Company has had no business operations, and its revenues and expenses have consisted principally of investment income on remaining assets and corporate and other administrative expenses. In March 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation") pursuant to which the Company began liquidating its remaining assets and paying or providing for all of its liabilities. However, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group ("CFC Partners"), pursuant to which CFC Partners could obtain a majority interest in the Company's common stock. In August 2002 (See
Note 4), the option was exercised and 2,700,000 new common shares, representing approximately 51.2% of the then total outstanding shares of common stock, were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued. Immediately prior to the transaction with CFC Partners, the Company paid a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders.

Going concern and management plans

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2003, the Company had a cash overdraft of $8,441, current liabilities of $196,514 without any current assets, a shareholders' deficit of $577,952 and was delinquent in its payment to its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

      The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.


2. Summary of Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company ("Consumers Life") until June 19, 2002 when Consumers Life was sold. The consolidated financial statements also include the Company's wholly-owned subsidiary, Consumers Management Group and its 55% owned subsidiary, P.E.T. Centers of America LLC, neither of which had any operations during the periods presented. All material intercompany balances and transactions have been eliminated in consolidation.

Equity method investee

      The Company carries its 47.5% investment in Vaughn at a value of zero, which was the original cost, and accounts for its financial activity under the equity method of accounting. Vaughn is operating at a loss and the Company is not liable for any of the obligations of Vaughn, either direct or indirect, and is under no requirement to contribute any capital to Vaughn. .

Cash and Cash Equivalents

      The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Income taxes

      The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion of, or all of the deferred tax assets, will not be realized.

Equipment and fixtures

      Equipment and fixtures are stated at cost. Maintenance and repairs are charged to expenses as incurred; costs of major additions and betterments are capitalized. When equipment and fixtures are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Consolidated Statement of Operations.

Depreciation and amortization

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


Reclassifications

      Certain accounts in the prior years' financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications have no effect on previously reported income.

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

      On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28,

"Interim Financial Reporting" ("APB 28"), to require disclosure in summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying the fair value method as the Company did not have compensatory stock options or warrants for the year ended December 31, 2003, 2002 or 2001.

New Accounting Pronouncements

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (i) mandatory redeemable financial instruments,
(ii) obligations to repurchase the issuer's equity shares by transferring assets, and (iii) obligations to issue a variable number of shares. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of the effective provisions of SFAS 150 did not have any impact on the Company's consolidated financial position or statement of operations


      In January 2003 and revised in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").
 This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company's consolidated financial position or statement of operations




3. Restatement of Financial Statements

      In connection with the acquisition of the Company by CFC Partners on August 28, 2002, as described in Note 4, and the related termination of the Plan of Liquidation, the Company re-adopted accounting principles applicable to going-concern entities as of that date. The Company's consolidated financial statements had been prepared using a liquidation basis of accounting since March 25, 1998 when the Plan of Liquidation was approved by the Company's shareholders. In order to provide comparative financial information, the Company has restated its liquidation-basis financial statements for 2001 to conform to the current presentation which utilizes accounting principles applicable to going-concern entities. Accordingly, in the accompanying consolidated financial statements, the Statement of Net Assets in Liquidation as of December 31, 2001 and the Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2001, as originally prepared on a liquidation basis of accounting, have been replaced by a Balance Sheet, Statement of Operations and Statement of Cash Flows.

            At December 31, 2001, the Company's net assets in liquidation, as originally reported, were zero. For the year ended December 31, 2001, the Company originally reported an excess of expenses over revenues of $520,577.

4. Acquisition of the Company

      On August 28, 2002, CFC Partners, pursuant to the Option Agreement, exercised its option to acquire 2,700,000 shares of the Company's common stock. The option price of $108,000 had previously been deposited by CFC Partners into an escrow account held by the Company. The newly issued shares represented approximately 51.2% of the then outstanding common stock of the Company.

      At the  August  28,  2002  meeting  of the Board of  Directors,  Donald J.
Hommel, the President of CFC Partners, was appointed as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, the Company's officers resigned as planned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, the Company's two Directors, other than Mr. Hommel, also resigned as planned. In October 2002, at a subsequent meeting of the Board of Directors, Mr. Shalom S. Maidenbaum was appointed to fill an existing vacancy and officers were elected. In March 2003, William Konczynin was appointed as an additional director and Chairman of the Audit Committee, and in April 2003, Jack Ehrenhaus was appointed as Chairman of the Board and Chief Operating Officer, effective January 1, 2003.

      In connection with the issuance of the new shares to CFC Partners, the Board of Directors also terminated the Plan of Liquidation. The Board had previously determined that selling the Company for its value as a "public company shell" was a better alternative for the shareholders than the Plan of Liquidation, in as much as the common shareholders were not expected to receive any distribution in a liquidation of the Company. The preferred shareholders were given an opportunity to exchange their shares for cash in a tender offer completed by the Company on August 23, 2002.

      The new management of the Company is currently pursuing various business opportunities for the Company. Management's efforts have initially been focused on joint ventures with, or acquisition of, companies in the real estate, construction management and medical technology sectors as well as the direct purchase of income-producing real estate.

5. Restricted Assets

      As required by the terms of the option agreement with CFC Partners, in October 2002, the Company deposited $331,434 (representing the tender offer price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, are restricted in that they may only be used by the Company to pay dividends or make other distributions to the holders of the preferred stock. During 2003, $47,323 was withdrawn from the escrow account to purchase 12,165 shares of preferred stock for $31,629. The remaining $15,409 was deposited into the Company's general cash account. Included in accounts payable and accrued expenses at December 31, 2003 is $12,260 due to preferred shareholders .At December 31, 2003 and 2002, restricted assets consisted entirely of money market funds in the amount of $266,902 and $314,225, respectively.

6. Sale of Stock of Insurance Subsidiary

      On June 19, 2002, the Company completed the sale of Consumers Life to Black Diamond Insurance Group, Inc., a Delaware corporation. The purchaser paid the Company $1,548,846 in cash and assumed a $132,120 liability in connection with its acquisition of the Consumers Life stock. The cash proceeds consisted of the following:

     Value of underlying net assets of subsidiary:        $        930
            Cash and cash equivalents                     $    491,399
            Government bonds                                   931,904
            Other assets                                         7,664
            Unclaimed property liability                      (132,120)
                                                          -------------
                                                             1,298,846

     Value of state insurance licenses                         250,000
                                                          -------------

      Total consideration received                        $  1,548,846
                                                          ============

      The sale of Consumers Life resulted in a gain to the Company of $242,480. Prior to the sale of

Consumers Life, dividends and other distributions to the Company from the subsidiary were limited in that Consumers Life was required to maintain minimum capital and surplus in each of the states in which it was licensed, as determined in accordance with regulatory accounting practices. Under Delaware insurance laws, distributions to the Company were subject to further restrictions relating to capital and surplus and operating earnings. Because of its prior operating losses and its capital and surplus position, Consumers Life was not permitted to pay any dividends without prior approval from the Delaware Insurance Department. Also, any loans or advances to the Company were required to be reported to and approved by the Delaware Insurance Department. During 2002 and 2001, the Delaware insurance Department approved payment by Consumers Life of dividends totaling $1,481,510 and $212,500, respectively. Substantially all of the 2002 dividends were approved in connection with the sale transaction.


7. Net Investment Income


Net investment income is applicable to the following investments:

                                        Years ended December 31,
                          ----------------------------------------------------

                                 2003              2002             2001
                                 ----              ----             ----

Interest:
  Marketable securities      $       -         $     24,324    $       52,230
  Mortgage Loans                     -                  338             3,091
  Cash equivalents                   2,461           20,638            94,980
                             --------------    -------------   ---------------

Net investment income        $       2,461     $     45,300    $       150,301
                             ==============    =============   ===============



8. Property and Equipment


                                                      December 31,
                                          ----------------------------------

                                                 2003              2002
                                                 ----              ----

Property & equipment:
  Data processing equipment and software     $      28,671    $      25,725
  Furniture and equipment                           17,365           17,365
                                             --------------    -------------
                                                    46,036           43,090
Less: accumulated depreciation and
  amortization                                     (43,989)         (43,090)
                                             --------------    -------------

Balance                                      $       2,047     $        -
                                             ==============    =============

      Depreciation expense was $899, $-0- and $-0- for the years ended December 31, 2003, 2002 and 2001, respectively.

9. Commitments and Contingencies

      Rental expense in 2003, 2002 and 2001 was approximately  $18,100,  $23,400
and   $23,400,   respectively.   All  leases   currently  in  effect  are  on  a
month-to-month basis.

      In September the Company, through its subsidiary, had signed a lease for a PET center in Suffolk County, New York, but subsequently the lease terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and the subsidiary are liable to the landlord for all costs and expenses incurred in connection with enforcing the lease provisions as well as liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The Company has received no further communications from the landlord in connection with its demand.

10. Redeemable Preferred Stock

      On August 23, 2002, the Company completed a tender offer to all of the preferred shareholders, pursuant to which it purchased 377,288 shares (approximately 83.4% of the shares outstanding) at $4.40 per share plus accrued dividends. The tender offer was completed in conjunction with and was a condition to the exercise of the option by CFC Partners (See Note 4). Since all of the Company's remaining assets would have been distributed to the holders of the preferred stock if the Company had been liquidated, the Board of Directors believed that the exercise of the option (and the related termination of the Plan of Liquidation) should not take place until the preferred shareholders had been given a chance to exchange their shares for cash.

      The terms of the preferred stock require the Company, when and as appropriated by the Board out of funds legally available for that purpose, to make annual payments to a sinking fund. Such payments were to have commenced on July 1, 1998. The preferred stock terms also provide that any purchase of preferred shares by the Company will reduce the sinking fund requirements by an amount equal to the redemption value ($10 per share) of the shares acquired. As a result of the Company's purchases of preferred stock in the open market and in the tender offer described above, no sinking fund payment for the preferred stock is due until July 1, 2006. However, in connection with the exercise of the option by CFC Partners, the Company deposited $331,434 into a bank escrow account for the benefit of the remaining preferred shareholders.

      The redeemable preferred stock is redeemable at the option of the Company at any time, as a whole or in part, for a redemption price of $10 per share plus all unpaid and accrued dividends.

      Dividends at an annual rate of $.85 per share are cumulative from the date of original issue of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividend payable at January 1, 2004 has also not been declared or paid by the Company. Dividends in arrears for the five quarters as of January 1, 2004 total $74,205, $58,198 of which relates to the four quarters of 2003.

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


      In event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

      The preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of preferred stock (equivalent to a conversion price of $6.75 per share).

      The difference between the fair value of the preferred stock at the date of issue and the redemption value is being recorded through periodic accretions, using the interest method, with an offsetting charge to the deficit. Such accretions totaled $4,134, $84,448 and $18,654 in 2003, 2002 and 2001, respectively. The unaccreted discounts were $9,806, $13,311 and $97,759 at December 31, 2003, 2002 and 2001, respectively.



11. Changes to the Company's Articles of Incorporation

      At the Special Meeting of the Shareholders of the Company held on August 27, 2003, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-ten reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock; (ii) to authorize 50 million shares of capital stock of the Company, 40 million shares will relate to common stock and 10 million shares will relate to preferred stock; and (iii) to permit action upon the written consent of less than all the shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 29, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50 million shares, divided into 40 million shares of common stock and 10 million shares of preferred stock and (ii) authorizing the Company to take action upon the written consent of shareholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all shareholders entitled to vote thereon were present and voting.

12. Income Taxes


      The Company recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. In addition, the Company also recognizes deferred tax assets for future tax benefits, such as net operating loss ("NOL") carryforwards, to the extent that realization of such benefits is more likely than not.

      The components of the net deferred tax assets as of December 31, 2003 and 2002 are as follows:


                                   2003             2002
                                   ----             ----

Stock compensation             $    58,000      $        --
NOL carryforwards                3,015,000        2,038,000
Capital loss carryforwards       4,457,000        4,457,000
                               -----------      -----------

Total deferred tax asset         7,530,000        6,495,000
Valuation allowance             (7,530,000)      (6,495,000)
                               -----------      -----------

Net deferred tax asset         $        --      $        --
                               ===========      ===========




      The valuation allowance increased $1,035,000 and $4,482,000 for the years ended December 31, 2003 and 2002, respectively.

      At December 31, 2003, the Company had available NOL carryforwards for income tax purposes of approximately $8,804,000 which expire at various dates through 2023. The use of the NOL carryforwards is subject to limitations under
Section 382 of the Internal Revenue Code pertaining to changes in stock ownership.


The change in the valuation allowance for deferred tax assets are summarized as follows:

                                Year Ended December 31,
                                 -----------------------
                          2003             2002              2001
                          ----             ----              ----

Beginning Balance      $6,495,000       $2,013,000         $1,869,000
Change in Allowance     1,035,000        4,482,000            144,000
                       ----------       ----------         ----------

Ending Balance          $7,530,000      $6,495,000         $2,013,000
                        ==========      ==========         ==========

13. Equity Investment

      In May 2003, Vaughn Partners LLC, an Illinois limited liability company ("Vaughn") in which the Company owns a 47.5 % interest, acquired a garden apartment style real estate project in Springfield, Illinois. Of the remaining interest in the LLC, 47.5% is owned by Spartan Properties ("Spartan")and 5% by other investors. Vaughn acquired this property for a purchase price of $5,440.940, comprised of (i) a $4,650,000 interest only bank loan secured by a first mortgage lien on the property payable in two years at an annual interest rate of 7.25% and with monthly interest payments approximating $28,100; (ii) a $1,200,000 second mortgage on the property at an annual interest rate of 13% with principal amounts of $500,000 due six months from the date of acquisition and $700,000 due twelve months from the date of acquisition with monthly interest payments due on the outstanding balance (iii) a $100,000 interest-free loan made by a private investor that was due and payable on June 13, 2003 and which accrues interest at an annual rate of 18% beyond its due date and (iv) $200,000 in cash contributed by third party investors to Vaughn. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn therefrom. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of18% plus all costs and fees incurred by the lender in collecting amounts due under the note. The Company is in discussions with the lender regarding repayment of this loan. Vaughn also obtained a $600,000 construction loan from the bank under similar terms as the mortgage, of which $30,357 has not been used, for the purpose of completing certain renovation to the property.

      The Company is not directly or indirectly liable for any of the obligations of Vaughn and its exposure is limited solely to its investment in Vaughn which is carried at zero in these consolidated financial statements.

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

      Selected unaudited financial information for Vaughn at December 31, 2003 and for the year then ended is as follows:


Current Assets                            $     139,768
Non-Current Assets                        $   5,958,368
                                          --------------
Total Assets                              $   6,098,136

Current liabilities                       $   1,654,902
Non-current liabilities                   $   4,714,955

Rental income                             $     310,514
Rental expenses                           $     441,253
Loss on rentals                           $    (130,739)
Loss from continuing operations           $    (130,739)
Net loss                                  $    (471,721)


      On September 4, 2003, the Company's Board of Directors approved the payment of broker's fees to the Company's majority shareholder, CFC Partners, for real estate and other contracts obtained by

CFC Partners and assigned to the Company. The Board agreed to pay CFC Partners an amount equal to 5% of the contract price following completion of each transaction. Such payments may be in the form of cash or common stock of the Company. In that regard, the Board authorized the issuance to CFC Partners of 1,227,273 shares of the Company's common stock in connection with the acquisition of the Springfield, Illinois real estate. The cost of this transaction to the Company, as measured by the market value of the shares at the time of issuance, was approximately $270,000 which was expensed in 2003.

14. Business Development and Financing Activities

      On September 10, 2003, the Company entered into an agreement with Hudson Valley Home Builders & Developers Corp ("Hudson") pursuant to which Hudson would use its commercially reasonable efforts to introduce funding sources to provide the Company with financing to consummate real estate transaction. Hudson agreed to provide the Company with financing between $2,000,000 and $4,000,000 for 36 months from the date of the agreement. The Company agreed to use commercially reasonable efforts to consummate a maximum of 10 real estate transactions during each 12 month period. Pursuant to the terms of the agreement, Hudson would notify the Company within 21 days of receipt of an executed contract on a real estate project, that it would fund such project. The investors would have the right to designate a portion of their funding to be used to purchase shares of the Company at a premium above cost.

      Pursuant to the agreement, Hudson and its investors would be entitled to 60% of the equity of a deal, as well as a cash payment equal to 10% of the consideration received by the Company from Hudson and its investors. Upon financing a real estate deal, the Company would issue to Hudson and its investors a warrant to purchase shares of the Company. The Company agreed to file a registration statement covering such shares issued to Hudson and its investors within 24 months of such issuance and granting them piggyback registration rights after 18 months of such issuance. Either party has the right to terminate the agreement by written notice to the other. To date, no funds have been generated by Hudson.

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

      On October 27, 2003, the Company entered into an agreement with an investment banking firm to arrange financing for the Company's operations and expansion, provide financial advisory services on mergers and acquisitions, and represent the Company with regard to introductions to accredited investors, financial institutions, strategic partners and potential clients. The investment banker is to receive a percentage based on the amount of equity or debt raised for the Company, and has received a retainer of $3,750 plus 85,000 shares of common stock of the Company, which were valued at $15,300, with demand and piggyback registration rights. In addition, the banker is entitled to warrants equal to 3% of the equity of the Company upon the successful completion of any financing or merger and acquisition transaction. The banker is also entitled to registration rights, tag along rights, a put option, anti-dilution protection and a right of first refusal. If the Company fails or refuses to close a transaction after funds have been placed in escrow or a commitment letter accepted and approved, the Company is liable for all direct and consequential damages incurred by the banker. To date, no financing or mergers and acquisitions have been generated by this investment banking firm.

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

15. Issuance of Common Stock

      During 2003, the Company issued common stock as follows:


                                                                                           Common
                                                                                            Stock          Capital in
                                                          Issue                          $.01 Stated        Excess of
        Issued To             Purpose                     Date            Shares            Value         Stated Value
        ---------             -------                     ----            ------            -----         ------------

Scala                       Consulting                   4/15/03            300,000       $     3,000       $    60,000
Wong                        Consulting                   4/15/03             36,000               360             7,200
Moline                      Consulting                   6/10/03             17,000               170             3,740
Burns                       Consulting                   7/2/03             140,000             1,400            16,800
CFC Partners                Consulting                   8/11/03          1,227,273            12,273           257,727
Pinchus Gold                Consulting                   9/12/03             92,000               920            20,240
David Sassoon               Consulting                   10/27/03            85,000               850            14,450
Pinchus Gold                Consulting                   10/31/03           330,000             3,300            79,200
  Total Consultants                                                       2,227,273            22,273           459,357
                                                                         ----------       -----------       -----------

Jack I Ehrenhaus            Empl Agreement               9/1/03           3,000,000            30,000           660,000
Donald J Hommel             Empl Agreement               9/1/03           3,000,000            30,000           660,000
Jack I Ehrenhaus            2003 Bonus                   9/4/03           1,956,521            19,565           410,870
Donald J Hommel             2003 Bonus                   9/4/03           1,956,521            19,565           410,870
Jack I Ehrenhaus            2003 Compensation            12/31/03         1,540,800            15,408            92,448
Donald J Hommel             2003 Compensation            12/31/03         1,540,800            15,408            92,448
  Total Executives                                                       12,994,642           129,946         2,326,636
                                                                         ----------       -----------       -----------

Wall Street Comm            Subscription Agreement       10/10/03           208,000             2,080            23,920
  Total Subscriptions                                                       208,000             2,080            23,920
                                                                         ----------       -----------       -----------

Total Issuances                                                          15,429,915       $   154,299       $ 2,809,913
                                                                         ==========       ===========       ===========


Stock Issuances to Consultants

      On July 1, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register an aggregate of 353,000 shares of its common stock issued by the Company to three consultants during April and June of 2003, pursuant to certain agreements entered into and between the Company and the prospective consultants. Each of these agreements terminated on December 31, 2003. In exchange for receipt of the shares of common stock, such consultants would provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was $74,470.

      On September 19, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 92,000 shares of its common stock issued by the Company to a consultant pursuant to a consultancy agreement entered into and between the Company and the consultant, Pinchus Gold on September 12, 2003. The agreement terminated on December 31, 2003. In exchange for receipt of the shares of common stock, the consultant provided various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the

Company. The cost of these services, as measured by the market value of the shares at time of issuance, was $21,160

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

      On November 7, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 140,000 shares of its common stock issued by the Company to a consultant pursuant to a consultancy agreement entered into and between the Company and the consultant on July 2, 2003. The agreement terminated on December 31, 2003. In exchange for receipt of the shares of common stock, the consultant provided various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was approximately $18,200.

Stock Issuances to Officers

      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer of the Company (See Note 17), pursuant to which, each of the officers was issued 3,000,000 shares of the Company's common stock valued at an aggregate of $1,380,000.

      At the September 4, 2003 meeting of the Board of Directors, the Board approved bonuses for Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer of the Company. Each of the individuals was issued 1,956,521 shares of common stock each valued at $430,435.

      At December 31, 2003, the Company accrued unpaid salaries for Mr. Hommel and Mr. Ehrenhaus, each in the amount of $85,600. Both Mr. Hommel and Mr. Ehrenhaus agreed to accept common stock in lieu of cash and the Company has agreed to issue 1,540,800 shares of common stock to each of Mr. Hommel and Mr. Ehrenhaus, each valued at $107,856, in satisfaction of these unpaid and accrued salaries.

Other Stock Issuances

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

16. Earnings per share

      The following table set forth the computation of basic and diluted per share data:


                                                                        Years ended December 31,
                                                                        ------------------------
                                                                   2003               2002              2001
                                                                   ----               ----              ----

Net income (loss)                                            $(3,245,020)       $    56,784        $  (600,827)
Preferred stock dividend requirement                             (58,198)          (255,813)          (385,572)
Accretion of carrying value of preferred stock                    (4,134)           (84,448)           (18,654)
                                                             -----------        -----------        -----------
Numerator for basic loss per share - loss attributable
  to common shareholders                                      (3,307,352)          (283,477)        (1,005,053)
Effect of dilutive securities                                         --                 --                 --
                                                             -----------        -----------        -----------
Numerator for diluted loss per share                         $(3,307,352)       $  (283,477)       $(1,005,053)
                                                             ===========        ===========        ===========

Denominator for basic loss per share - weighted
  average shares                                               9,514,892          3,501,238          2,577,701
Effect of dilutive securities                                         --                 --                 --
                                                             -----------        -----------        -----------
Denominator for diluted loss per share                         9,514,892          3,501,238          2,577,701

Basic and diluted loss per common share                      $     (0.35)       $     (0.08)       $     (0.39)

      The redeemable preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of preferred stock (equivalent to a conversion price of $6.75 per share). None of the common shares contingently issuable upon the conversion of the preferred stock have been included in the computation of diluted per share information as the effects would be antidilutive.


      As  discussed in Note 12, on March 15, 2003,  the  Company's  shareholders approved a proposal to amend the Articles of Incorporation to effect a one-for-ten reverse stock split. The stock split will become effective upon Management's decision to effectuate the Board resolution. Basic and diluted loss per share calculations included in the consolidated financial statements have not been restated to reflect this transaction. The pro forma unaudited effects of the anticipated stock split on basic and diluted loss per common share, giving retroactive effect to the reverse stock split, would be $(3.48), $(0.81) and $(3.90) for the years ended December 31, 2003, 2002 and 2001, respectively.

17. Executive Employment Agreements


      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company that causes a substantial reduction in the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers that were valued at an aggregate of $1,380,000 (See Note
15). Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date.

18. Related Party Transactions

      During the first quarter of 2003. the Company made payments totaling $27,500 to certain individuals so that CFC Partners could purchase its majority interest in the Company's common stock. Since any obligation to repay this loan by these individuals, one of whom is a director of the Company, is the responsibility of CFC Partners, CFC Partners have agreed to repay this loan to the Company. However, because CFC Partners currently has no ability to repay the amount borrowed, this loan has been fully reserved in the Company's consolidated financial statements through a charge to non-operating expenses.

      During 2003, the Company received unsecured loans from officers of the Company to meet operating costs. These loans from Mr. Hommel in the amount of $23,006 and Mr. Ehrenhaus in the amount of $15,800 bear no interest rate and have no repayment terms. No payments of principal have been made on these loans and the aggregate amount of $38,806 is outstanding at December 31, 2003.

19. Unaudited quarterly financial data

      The  following  table  provides  summarized   unaudited  fiscal  quarterly
financial data for 2003 and 2002

                                                                                  2003
                                             ---------------------------------------------------------------------------------
                                                   First          Second          Third           Fourth
                                                  Quarter        Quarter         Quarter         Quarter           Total
                                                --------------  -------------  --------------   -------------   ---------------

Selling, general and
  administrative expenses                    $       126,211    $    96,422    $  2,707,611    $    315,033    $    3,245,277
Other income (loss)                                      917          2,098          (3,177)            419               257
Loss before extraordinary items                     (125,294)       (94,324)     (2,710,788)       (314,614)       (3,245,020)
Net (loss)                                          (125,294)       (94,324)     (2,710,788)       (314,614)       (3,245,020)

Net loss per share                                     (0.03)         (0.02)          (0.29)          (0.02)            (0.35)



                                                                                 2002
                                             ---------------------------------------------------------------------------------
                                                   First          Second          Third           Fourth
                                                  Quarter        Quarter         Quarter         Quarter           Total
                                               --------------  -------------  --------------   -------------   ---------------
Selling, general and
  administrative expenses                    $      130,538         150,887   $     137,653    $    108,727    $      527,805
Other income                                          35,441        285,984         261,542           1,622           584,589
(Loss) income before extraordinary
 items                                               (95,097)       135,097         123,889        (107,105)           56,784
Net (loss) income                                    (95,097)       135,097         123,889        (107,105)           56,784

Net (loss) income per share                            (0.08)          0.01            0.00           (0.01)            (0.08)


20. Legal Proceedings

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

21. Subsequent Events

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

      On May 1, 2004, the Company issued 1,540,800 shares of common stock that were accrued at December 31, 2003, each to Mr. Ehrenhaus and Mr. Hommel for unpaid compensation. (See Note 15)