Form 10-K/A
period 2003-12-31
CONSUMERS FINANCIAL CORP
filed 2004-12-21
CIK 100320

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The number of outstanding common shares of the registrant as of December 13, 2004 was 38,167.499. Based on the closing price on December 13, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was $763,350.

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

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

      Consumers Financial Corporation (the "Company") was formed in 1966 as 20th Century Corporation (a Pennsylvania corporation) and adopted its present name in 1980. The Company was an insurance holding company which, until late 1997, was a leading provider, through its subsidiaries, of credit life and credit disability insurance in the states of Pennsylvania, Delaware, Maryland, Nebraska, Ohio and Virginia. In connection with its credit insurance operations, the Company also marketed, as an agent, an automobile extended service warranty product. The Company operated through various wholly-owned subsidiaries since it was formed; however, as of December 31, 2002, all of these subsidiaries have either been sold or liquidated and dissolved. From 1992 through 1997, the Company also sold all of its in-force insurance policies to various third party insurers.

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

      On May 8, 2003, Vaughn Partners LLC ("Vaughn"), an Illinois limited liability company in which the Company owns a 37.5% interest, acquired a garden-type apartment complex located in Springfield, Illinois for a purchase price of $5,440,940. The purchase price was comprised of (i) a $4,650,000 interest only bank loan secured by a first mortgage lien on the property payable in two years, (ii) a $1,200,000 second mortgage on the property with principal amounts of $500,000 due six months from acquisition and $700,000 due twelve months from acquisition, (iii) a $100,000 interest-free loan made by a private investor due in full on June 13, 2003 and which accrues interest at an annual rate of 18% beyond its due date, and (iv) $200,000 in cash which was contributed by third party investors to Vaughn. Vaughn is currently in default on the second mortgage and on the $100,000 private investor loan. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn from the proceeds thereof. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting the amounts due under the note. The Company has no obligations under or guarantees of these notes and the Company's financial risk is limited to its investment in Vaughn, which is carried at zero value, with the exception of a reserve in the amount of $200,000 which was created in order to absorb any liabilities arising from the Vaughn partnership.

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

      The 37.5% equity interest in Vaughn is being accounted for under the equity method in the Company's financial statements at December 31, 2003.

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

      With regard to the medical technology business, the Company plans to develop, own and operate positron emission tomography ("PET") imaging centers initially in the New York area and then in other regional locations. The Company has formed a 55% owned subsidiary, P.E.T Centers of America LLC, and through this subsidiary, has initiated some business arrangements, but none of significant consequence to date. In September the Company, through its subsidiary, had signed a lease for a PET center in Suffolk County, New York, but subsequently the lease terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and the subsidiary are liable to the landlord for all costs and expenses incurred in connection with enforcing the lease provisions as well as liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The Company has received no further communications from the landlord in connection with its demand. The Company has accrued $355,676 associated with this terminated lease.

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

      During February 2004, the Company entered into a Memorandum of Understanding with a privately-held corporation located in Connecticut with the intent of a possible business combination either directly with the Company, through a subsidiary of the Company or with a public shell available to the Company. The Company is in the preliminary investigative stages of its customary due diligence and this combination is subject to certain conditions precedent that are material to the transaction and whose outcome is subject to material uncertainty at the present time.

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

                              EMPLOYEES AND AGENTS

      As of December 1, 2004, the Company had only one full-time employee, who also acts as the sole officer of the Company. Jack I. Ehrenhaus, the Company's President, chairman, and chief executive officer, currently receives cash or stock compensation from the Company in his capacity as officer and employee. Mr. Shalom Maidenbaum, who was the Company's Vice President, resigned as an officer of the Company during the 4th Quarter of 2003 and remains a Director of the Company. Mr. Donald Hommell was terminated by a majority vote as officer and director of the Company in October, 2003.

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

      In addition, the Company has been party to subsequent legal disputes, notably with respect to a Securities and Exchange Commission investigation that was settled in October 2004. This investigation was initiated with respect to the Company's dismissal of its certified auditor of record, Marcum & Kliegman, LLC. The Company received notification from the SEC Division of Enforcement on October 14, 2004 that a settlement offer was being submitted to the Commission. The terms of the proposed settlement would stipulate that the Company violated
Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder. Further, the Commission would not pursue any actions against Messrs. Ehrenhaus or Hommel. Through the date of this report, the Company has not received notification as to whether the Commission has accepted the terms of this proposed settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted for a vote of shareholders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was de-listed by NASDAQ for non-compliance with NASDAQ's market value of public float requirements. The Company's Convertible Preferred Stock, Series A, was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market. The Company is currently delisted to the Pink Sheets as a result of its untimely filing of its 3rd Quarter Report on Form 10-Q.

      Quarterly high and low bid prices for the Company's common and preferred stock, based on information provided by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.

           1st       2nd      3rd      4th        1st      2nd      3rd      4th
       Quarter   Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter
          2003     2003     2003      2003       2002     2002     2002     2002

Common Stock

High      0.45     0.30     0.43      0.15      0.09     0.22     0.28      0.65

Low       0.45     0.30     0.25      0.08      0.03     0.07     0.09      0.15

                        ---------

Convertible Preferred Stock

Series A

High      2.20     2.20     5.00      2.93      3.70     3.86     4.20      4.00

Low       2.20     2.20     5.00      2.91      2.26     3.30     3.86      2.00

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

      At December 31, 2003, the Company accrued unpaid salaries for Mr. Hommel and Mr. Ehrenhaus, each in the amount of $107,856. Both Mr. Hommel and Mr. Ehrenhaus agreed to accept common stock in lieu of cash and the Company has agreed to issue 3,000,000 shares of common stock to each of Mr. Hommel and Mr. Ehrenhaus in satisfaction of these unpaid and accrued salaries and these shares are deemed to have been issued as of December 31, 2003. These shares have not been issued to date. However, the issuance will be pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                  2003              2002              2001             2000              1999
                                                  ----              ----              ----             ----              ----
Selling, general and
  administrative expenses                     $  1,245,582     $    527,805     $    869,196     $  2,501,146    $  1,451,183
Other income                                       716,813          584,589          268,369          949,066       1,288,147
Income (Loss) before income taxes               (3,752,404)          56,784         (600,827)      (1,552,080)       (163,036)
Income taxes                                            --               --               --               --              --
Net Income (Loss)                               (3,752,404)          56,784         (600,827)      (1,552,080)       (163,036)
Other comprehensive income (loss)                       --          (54,702)          27,539           44,015         (42,656)
Comprehensive income (loss)                   $ (3,752,404)    $      2,082     $   (573,288)    $ (1,508,065)   $   (205,692)

Per share data (a):
Basic and diluted loss per
  common share                                $      (0.40)    $      (0.08)    $      (0.39)    $      (0.76)   $      (0.20)

Weighted average number of common
  shares outstanding                             9,463,716         3,501,238        2,577,701        2,578,231      2,942,847

Total assets                                  $    348,616     $     597,766    $   2,832,651    $  25,304,782   $ 44,539,301
Redeemable preferred stock                         675,129           739,949        4,428,381        4,444,197      4,498,107
Shareholders' deficiency                        (1,295,819)         (196,485)      (2,079,119)      (1,124,157)      (375,129)
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

      At December 31, 2003 the Company's shareholders' deficiency totaled $1,295,819 as compared with a shareholders' deficiency of $196,485 at December 31, 2002.

      For the year ended December 31, 2003 the Company's net loss was $3,752,404 as compared with net income of $56,784 and a net loss of $600,827 for the years ended December 31, 2002 and 2001, respectively.

      Dividends to preferred shareholders totaled $0, $255,813 and $385,572 in 2003, 2002 and 2001, respectively.

                              RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2003

      For the year ended December 31, 2003, the Company reported a net loss of $3,752,404 as compared with net income of $56,784 for 2002. In 2003, the Company incurred approximately $79,505 in professional fees, $2,495,236 in compensation and consulting expenses paid for by the issuance of shares of common stock, a $27,500 provision for loss on a receivable from the Company's majority shareholder and approximately $1,245,582 in selling, general and administrative expenses against a nominal amount of non-operating income. During the same period in 2002, the Company reported net income of $56,784 primarily as a result of one time gains from the sale of its life insurance subsidiary of $242,480 and proceeds of $255,000 from settlements, offset principally by salaries and fees of $327,576 and insurance costs of $78,438.

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

      During the year ended December 31, 2003, the Company's cash and cash equivalents decreased by $165,658 to $100, principally as a result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners. The Company has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

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

      LIQUIDITY

      In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At December 31, 2003, the Company had a bank overdraft of $7,242. Furthermore, as of that date, the Company had no significant business operations, sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances as well as the merger or combination of existing businesses with the Company. The Company's management is initially focusing on joint ventures with, or acquisitions of, companies in the real estate, construction management and medical technology segments. However, there are no assurances that the Company's effort in this regard will be successful.

      As indicated above, the Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing. Without new revenues and/or immediate financing, management's efforts to develop the Company's real estate, construction and medical technology businesses are not likely to succeed.

      GOING CONCERN AND MANAGEMENT PLANS

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2003 the Company had a cash overdraft of $7,242, current liabilities of $969,306, $62,167 in current assets, a shareholders' deficit of $1,295,819 and was delinquent in its payment to its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

      The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,595 and $84,448 for the twelve months ended December 31, 2003 and 2002, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                            Page
                                                          --------

Report of Independent Registered Accounting Firm            F-2

Report of Independent Accountants                           F-3

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

      The report of Stambaugh Ness, PC on the financial statements for the years ended December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to scope or accounting principles. Although the financial statements audited by Stambaugh Ness, PC for the year ended December 31, 2002 contained an explanatory paragraph pertaining to the Company's ability to continue as a going concern, such financial statements did not contain an adjustment that might result from the uncertainty stated therein. In addition, during the Company's years ended December 31, 2002 and 2001 and through September 18, 2003, there were no disagreements with Stambaugh Ness, PC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures; which disagreements, if not resolved to the satisfaction of Stambaugh Ness, PC would have caused that firm to make reference in connection with its report to the subject matter of the disagreements or a reportable event.

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

      In 2004 the accounting firm of Marcum & Kleigman resigned as the Company's auditors of record. HJ & Associates, LLC was appointed to replace Marcum & Kleigman in August, 2004.

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

      Our independent auditors have reported to our management certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the December 31, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, prepaid expenses, accrued expenses, preferred stock and accounting for an equity method investment. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Historically, the Board of Directors of the Company was divided into three (3) groups, with the directors in each group serving terms of three (3) years. However, due to the Directors' decision in 1996 to merge, sell or otherwise dispose of the Company or its assets, the eventual approval by the shareholders of the Plan of Liquidation in 1998 and the acquisition of a 51.2% interest in the Company by CFC Partners, Ltd. on August 28, 2002, there had been no election of Directors since 1995. On August 28, 2002 the Board of Directors appointed Donald J. Hommel, the president of CFC Partners, as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, James C. Robertson and John E. Groninger, who had been Directors of the Company for more than 30 years, resigned as planned. Mr. Hommel was terminated by a majority vote as president and director in October 2004, and was replaced by Jack I. Ehrenhaus.

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

Name                         Principal Occupation for the Past Five Years, Office
(Age)                        (if any) Held, Director in the Company                                      Director Since
---------------------     -----------------------------------------------------------------------      -------------------
Jack I. Ehrenhaus           President and Founder, NAIS Corporation               1992 - present              2003
(56)                        Chairman, President, Chief Executive Officer,
                            Principal Accounting Officer

Shalom S. Maidenbaum        Managing & Founding Partner, Rosenfeld & Maidenbaum   1999 - present              2002
(45)

Dr. William T.              President, Port Jefferson Hospital Care               1999 - present              2003
Konczynin
(52)

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

NAME                        AGE              OFFICE
===============================================================================

Jack  I. Ehrenhaus          56               Chief Operating Officer

      Ehrenhaus was appointed and Chief Operating Officer in April 2003, commencing January 1, 2003, and appointed as President and Chief Executive Officer in October, 2004. Mr. Maidenbaum was appointed Vice President and Secretary of the Company in October 2002 and resigned as an officer of the Company during the 4th quarter of 2003.

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

                                                       OTHER
                                                       ANNUAL           OTHER
NAME AND POSITION   YEAR    SALARY        BONUS     COMPENSATION    COMPENSATION
--------------------------------------------------------------------------------
Jack I. Ehrenhaus   2003   $35,192(1)   $430,435(5)   $690,000(6)    $85,600(3)

 Chairman and       2002     - 0 -         - 0 -          - 0 -          - 0 -
 Chief Operating
 Officer

Donald J. Hommel    2003   $35,192(4)   $430,435(5)   $690,000(6)    $85,600(3)

 Former Chairman,
 President and      2002     - 0 -         - 0 -        $1,115(2)        - 0 -
 Chief Executive
 Officer
--------------------------------------------------------------------------------

(1) Mr. Ehrenhaus was named as Chairman of the board of Directors and Chief Operating Officer of the Company effective January 1, 2003, and President and Chief Executive Officer of the Company in October, 2004.

(2)   Represents retainer and board fees earned.

(3) Mr. Ehrenhaus and Mr. Hommel each accepted stock in lieu of cash compensation for services performed in 2003 at a value of $0.06 per share. The 1,540,800 shares for each of Mr. Hommel and Mr. Ehrenhaus are to be issued in 2004

(4) Mr. Hommel was appointed to the Board of Directors, President and Chief Executive Officer of the Company on August 28, 2002, and resigned these positions in October, 2004. Mr. Hommel received no compensation for his services as Chief Executive Officer in 2002.

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

(6) Issuance of 3,000,000 shares valued at $690,000 to each of Mr. Hommel and Mr. Ehrenhaus pursuant to their respective employment agreements

      On September 1, 2003, the Company entered into employment agreements with both Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company that causes a substantial reduction in the officer's duties, a liquidation or transfer of assets, or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. In October of 2003, Mr. Donald J. Hommel was dismissed with cause as President and Chief Executive Officer of the Company by a majority vote of the shareholders. Mr. Hommel was replaced in these positions by Mr. Jack I. Ehrenhaus in October, 2003.

      The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers. These shares were valued at an aggregate of $1,380,000.

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

CEO COMPENSATION

      On September 1, 2003, the Company entered into an employment agreement with Donald J. Hommel, President and Chief Executive Officer of the Company. The agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Prior to his resignation in October 2003, Mr. Hommel was also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of the employment agreement was ten years. Because Mr. Hommel was dismissed for cause prior to the ending of the contract term, Mr. Hommel is not entitled to a severance payment of any kind.

The employment agreement also provided for the issuance of 3,000,000 shares of the Company's common stock to Mr. Hommel which was valued at an aggregate of $690,000. Mr, Hommel also agreed that if the Company has a cash flow shortfall, he will take stock in lieu of cash at a 20% discount to the stock price at the payment dates. As of the date of this filing, the Company has no obligations to Mr. Homell in relation to his compensation as CEO or the above-mentioned employment agreement.

STOCK PERFORMANCE COMPARISON

      As discussed in Item 5 of this Form 10-K, the Company's common stock was de-listed by NASDAQ on June 1, 1998 for noncompliance with NASDAQ's market value of public float requirements. As a result of this delisting, coupled with the absence of any continuing operations since 1998, the Company believes that any stock price comparisons after that date are not considered meaningful. The Company is currently de-listed to the Pink Sheets as a result of its untimely filing of it 3rd Quarter Report on Form 10-Q.

                      12/31/98
Company/Market/Index    (A)     12/31/99  12/31/00  12/31/01  12/31/02  12/31/03
--------------------  --------  --------  --------  --------  --------  --------
Consumers Financial
 Corp (1)              100.0      n/a       n/a       n/a       n/a       n/a
Peer Group (2)         100.0      n/a       n/a       n/a       n/a       n/a
NASDAQ Stock Market(3) 100.0      n/a       n/a       n/a       n/a       n/a

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

                                                           AMOUNT
                                                           NATURE OF    PERCENT
                                                           BENEFICIAL      OF
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER      OWNERSHIP     CLASS
================================================================================
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

(2) Includes stock to be issued in 2004 in lieu of 2003 compensation for Mr. Hommel (1,540,800 shares) and Mr. Ehrenhaus (1,540,800 shares); these shares have been accrued for and were issued May 1, 2004.

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

      HJ & Associates, LLC ("HJ") audited the Company's financial statements for fiscal 2003; the fees billed for professional services by HJ for 2003 were as follows: Audit Fees--$20,000; Tax Fees (for preparation of federal and state income tax returns) $-0- and All Other Fees of $-0-. The engagement of HJ for the audit services for fiscal 2003 was approved in advance by the Board of Directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)    Listing of Documents filed:

      1.    Financial Statements (included in Part II of this Report):

            Report of Independent Public Accountants - HJ & Associates, LLC Report of Independent Public Accountants - Stambaugh Ness, PC Consolidated Balance Sheets - December 31, 2003 and 2002 Consolidated Statements of Operations and Comprehensive Income - For
              the years ended December 31, 2003, 2002 and 2001 Consolidated
            Statements of Shareholders' Deficiency - For the years ended
              December 31, 2003, 2002 and 2001
            Consolidated Statements of Cash Flows - For the years ended
              December 31, 2003, 2002 and 2001
            Notes to Consolidated Financial Statements

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

CONSUMERS FINANCIAL CORPORATION


By:   /s/ Jack I. Ehrenhaus
      ------------------------
      Jack I. Ehrenhaus
      President, Chairman of the Board,
       Chief Executive Officer, Principal
       Accounting Officer

Date: December 13, 2004

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                  Title                               Date
---------                  -----                               ----

/s/ Jack I. Ehrenhaus      President, Chairman of the          December 13, 2004
Jack I. Ehrenhaus          Board, Chief Executive Officer,
                           Principal Accounting Officer

/s/ Shalom S. Maidenbaum   Director                            December 13, 2004
Shalom S. Maidenbaum

/s/ William T. Konczynin   Director, Chairman of the           December 13, 2004
William T. Konczynin       Audit Committee

                                     INDEX

                                                            Page
                                                          --------

Report of Independent Registered Accounting Firm            F-2

Report of Independent Public Accountants                    F-3

Consolidated Balance Sheets as of
 December 31, 2003 and December 31, 2002                    F-4

Consolidated Statements of Operations for the
 years ended December 31, 2003, 2002 and 2001               F-5

Consoldated Statements of Shareholders' Equity (Deficit)
For the years ended December 31, 2003, 2002 and 2001        F-6

Consolidated Statements of Cash Flows for the
 the years ended December 31, 2003, 2002 and 2001           F-8

Notes to Consolidated Financial Statements                  F-9

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Shareholders of
Consumers Financial Corporation, Inc. and Subsidiaries
Cedarhurst, New York

We have audited the accompanying consolidated balance sheet of Consumers Financial Corporation, Inc. and Subsidiaries as of December 31, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits . We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consumers Financial Corporation, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has a deficit in working capital as of December 31, 2003. Together these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
November 10, 2004

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


/s/ Stambaugh Ness, PC
York, Pennsylvania
April 11, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 2003 and 2002

                                     ASSETS

                                                                   December 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
CURRENT ASSETS

    Cash and cash equivalents (Note 1)                    $        100    $    165,758
    Prepaid expenses                                            13,300          30,420
                                                          ------------    ------------

        Total Current Assets                                    13,400         196,178
                                                          ------------    ------------

FIXED ASSETS, NET (Note 1)                                       2,047              --
                                                          ------------    ------------

OTHER ASSETS

    Restricted cash (Note 1)                                   284,402         314,225
    Prepaid insurance (Note 1)                                  48,767          87,363

                                                          ------------    ------------

        Total Other Assets                                     333,169         401,588
                                                          ------------    ------------

        TOTAL ASSETS                                      $    348,616    $    597,766
                                                          ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Bank overdraft                                        $      7,242    $         --
    Accounts payable and accrued expenses                      347,582          54,302
    Contingent liability                                       355,676              --
    Reserve for partnership liabilities (Note 13)              200,000              --
    Note payable                                                20,000              --
    Notes payable - related parties                             38,806              --
                                                          ------------    ------------

        Total Current Liabilities                              969,306          54,302
                                                          ------------    ------------

REDEEMABLE PREFERRED STOCK

    Preferred stock, 10,000,000 shares authorized,
    68,376 and 75,326 shares issued and outstanding,
    respectively                                               675,129         739,949
                                                          ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 40,000,000
    shares authorized, 17,550,731 and 5,276,781
    shares issued and outstanding, respectively                175,507          52,768
    Additional paid-in capital                              11,526,316       8,938,865
    Treasury stock, preferred                                  (18,070)             --
    Deferred compensation                                      (85,800)             --
    Accumulated Deficit                                    (12,893,772)     (9,188,118)
                                                          ------------    ------------

        Total Stockholders' Equity (Deficit)                (1,295,819)       (196,485)
                                                          ------------    ------------

        TOTAL LIABILITIES, REDEEMABLE
        PREFERRED STOCK AND
        STOCKHOLDERS' EQUITY (DEFICIT)                    $    348,616    $    597,766
                                                          ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Operations
              For the Years Ended December 31, 2003, 2002 and 2001

                                                      For the years ended December 31,
                                                 -----------------------------------------
                                                    2003            2002          2001
                                                 -----------    -----------    -----------
REVENUES                                         $        --    $        --    $        --

EXPENSES

      General and administrative                   1,245,582        527,805        869,196
      Bad debt expense                                27,500             --             --
      Salaries and wages                           2,495,236             --             --
      Depreciation                                       899             --             --
                                                 -----------    -----------    -----------

           Total Expenses                          3,769,217        527,805        869,196
                                                 -----------    -----------    -----------

LOSS FROM OPERATIONS                              (3,769,217)      (527,805)      (869,196)

OTHER INCOME (EXPENSES)

      Interest income                                  2,461         45,300        150,301
      Interest expense                                (5,648)            --             --
      Gain on extinguishment of debt                  20,000             --             --
      Other income                                        --        539,289        118,068
                                                 -----------    -----------    -----------

           Total Other Income (Expenses)              16,813        584,589        268,369
                                                 -----------    -----------    -----------

           Net Income (Loss)                     $(3,752,404)   $    56,784    $  (600,827)
                                                 -----------    -----------    -----------

OTHER COMPREHENSIVE LOSS, CHANGE
IN UNREALIZED APPRECIATION OF DEBT
SECURITIES                                                --        (54,702)        27,539
                                                 -----------    -----------    -----------

           Comprehensive Income (Loss)           $(3,752,404)   $     2,082    $  (573,288)
                                                 ===========    ===========    ===========

PER SHARE DATA:

      Basic and diliuted loss per common share
      (Note 16)                                  $     (0.40)   $     (0.08)   $     (0.39)
                                                 ===========    ===========    ===========

      Weighted average number of common
      shares outstanding                           9,463,716      3,501,238      2,577,701
                                                 ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
            Consoldated Statements of Stockholders' Equity (Deficit)
                        December 31, 2003, 2002 and 2001


                                               Common Stock           Additional    Preferred Treasury Stock
                                       --------------------------      Paid-In      -------------------------
                                          Shares         Amount        Capital         Shares        Amount
                                       -----------    -----------    -----------    -----------   -----------
Balance, December 31, 2000               2,578,188    $    25,782    $ 6,722,485             --   $        --

Change in unrealized appreciation of
debt securities                                 --             --             --             --            --

Preferred stock dividends                       --             --             --             --            --

Accretion of difference between
carrying value and mandatory
redemption value of preferred stock             --             --             --             --            --

Retirement of treasury shares
(common)                                    (1,407)           (14)           (46)            --            --

Retirement of treasury shares
(preferred)                                     --             --         22,613             --            --

Net loss for the year ended
December 31, 2001                               --             --             --             --            --
                                       -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2001               2,576,781         25,768      6,745,052             --            --

Change in unrealized appreciation of
debt securities                                 --             --             --             --            --

Preferred stock dividends                       --             --             --             --            --

Accretion of difference between
carrying value and mandatory
redemption value of preferred stock             --             --             --             --            --

Issuance of common stock                 2,700,000         27,000         81,000             --            --

Retirement of treasury shares
(preferred)                                     --             --      2,112,813             --            --

Net income for the year ended
December 31, 2002                               --             --             --             --            --
                                       -----------    -----------    -----------    -----------   -----------

Balance, December 31, 2002               5,276,781    $    52,768    $ 8,938,865             --   $        --
                                       -----------    -----------    -----------    -----------   -----------

                                                      Accumulated
                                                         Other
                                           Deferred   Comprehensive   Accumulated
                                         Compensation  Income/Loss      Deficit
                                         ------------ -------------   -----------
Balance, December 31, 2000               $        --   $    27,163    $(7,899,588)

Change in unrealized appreciation of
debt securities                                   --        27,539             --

Preferred stock dividends                         --            --       (385,572)

Accretion of difference between
carrying value and mandatory
redemption value of preferred stock               --            --        (18,654)

Retirement of treasury shares
(common)                                          --            --             --

Retirement of treasury shares
(preferred)                                       --            --             --

Net loss for the year ended
December 31, 2001                                 --            --       (600,827)
                                         -----------   -----------    -----------

Balance, December 31, 2001                        --        54,702     (8,904,641)

Change in unrealized appreciation of
debt securities                                   --       (54,702)

Preferred stock dividends                         --            --       (255,813)

Accretion of difference between
carrying value and mandatory
redemption value of preferred stock               --            --        (84,448)

Issuance of common stock                          --            --             --

Retirement of treasury shares
(preferred)                                       --            --             --

Net income for the year ended
December 31, 2002                                 --            --         56,784
                                         -----------   -----------    -----------

Balance, December 31, 2002               $        --   $        --    $(9,188,118)
                                         -----------   -----------    -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
      Consoldated Statements of Stockholders' Equity (Deficit) (Continued)
                        December 31, 2003, 2002 and 2001



                                               Common Stock           Additional      Preferred Treasury Stock
                                       --------------------------      Paid-In       ---------------------------
                                          Shares         Amount        Capital          Shares         Amount
                                      ------------    ------------   ------------   ------------    ------------
Balance, December 31, 2002               5,276,781    $     52,768   $  8,938,865             --    $         --

Common stock issued for services
rendered                                   353,000           3,530        134,780             --              --

Redemption of preferred stock                   --              --             --         (2,600)         (6,760)

Common stock issued for services
rendered                                   140,000           1,400         16,800             --              --

Redemption of preferred stock                   --              --             --           (785)         (2,041)

Common shares issued for
investments to related party             1,227,273          12,273        257,727             --              --

Common shares issued for services
rendred by officers                      6,000,000          60,000      1,206,000             --              --

Common shares issued as bonuses
for officers                             3,913,042          39,130        841,304             --              --

Common shares issued for services
rendered                                    92,000             920         22,080             --              --

Redemption of preferred stock                   --              --             --         (3,565)         (9,269)

Common shares issued for cash              208,000           2,080         23,920             --              --

Common shares issued for services
rendered                                   330,000           3,300         82,500             --              --

Common shares issued for services
rendered                                    10,635             106          2,340             --              --

Accretion of difference between
carrying value and mandatory
redemption value of preferred stock             --              --             --             --              --

Net loss for the year ended
December 31, 2003
                                      ------------    ------------   ------------   ------------    ------------

Balance, December 31, 2003              17,550,731    $    175,507   $ 11,526,316         (6,950)   $    (18,070)
                                      ============    ============   ============   ============    ============

                                                        Accumulated
                                                           Other
                                          Deferred      Comprehensive   Accumulated
                                        Compensation     Income/Loss      Deficit
                                        ------------    -------------  ------------
Balance, December 31, 2002              $         --    $         --   $ (9,188,118)

Common stock issued for services
rendered                                          --              --             --

Redemption of preferred stock                     --              --         18,813

Common stock issued for services
rendered                                          --              --             --

Redemption of preferred stock                     --              --          5,691

Common shares issued for
investments to related party                      --              --             --

Common shares issued for services
rendred by officers                               --              --             --

Common shares issued as bonuses
for officers                                      --              --             --

Common shares issued for services
rendered                                          --              --             --

Redemption of preferred stock                     --              --         25,841

Common shares issued for cash                     --              --             --

Common shares issued for services
rendered                                     (85,800)             --             --

Common shares issued for services
rendered                                          --              --             --

Accretion of difference between
carrying value and mandatory
redemption value of preferred stock               --              --         (3,595)

Net loss for the year ended
December 31, 2003                                                        (3,752,404)
                                        ------------    ------------   ------------

Balance, December 31, 2003              $    (85,800)   $         --   $(12,893,772)
                                        ============    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
              For the Years Ended December 31, 2003, 2002 and 2001

                                                         For the years ended December 31,
                                                     -----------------------------------------
                                                        2003           2002           2001
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net loss                                        $(3,752,404)   $    56,784    $  (600,827)
     Adjustments to reconcile net loss to net cash
     used by operating activities:
     Collection of receivable from joint-venture
     partner                                                  --             --        287,441
     Common stock issued for services                  2,598,390             --             --
     Change in receivables                                    --         22,501         23,823
     Depreciation                                            889             --             --
     Change in prepaid expenses                          (31,647)       (31,882)       (25,093)
     Change in restricted cash                            11,753             --             --
     Change in other assets                               87,363             --             --
     Gain on sale of investments                              --        (56,448)            --
     Gain on sale of insurance licenses                       --       (178,483)            --
     Write-down of value of insurance licenses                --             --         80,250
     Change in employee severance liability                   --       (177,962)            --
     Change in accounts payable and accrued
     expenses                                            293,280        (22,825)      (130,326)
     Increase in contingent and other liabilities        555,676             --             --
     Other                                                    --        (48,201)        48,835
                                                     -----------    -----------    -----------

          Net Cash Used in Operating Activities         (236,700)      (436,516)      (315,897)
                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING
 ACTIVITIES

     Purchase of fixed assets                             (2,936)            --             --
     Proceeds from sale of investments                        --        945,181         36,935
     Proceeds from sale of insurance
       licenses, net                                          --         73,113             --
     Cash deposited into preferred stock
       escrow account, net                                    --       (314,225)            --
                                                     -----------    -----------    -----------

          Net Cash Provided (Used) By Operating
          Activities                                      (2,936)       704,069         36,935
                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES

     Purchase of redeemable preferred stock              (18,070)    (1,660,067)       (11,917)
     Change in bank overdraft                              7,242             --             --
     Proceeds from notes payable                          20,000             --             --
     Proceeds from notes payable - related                38,806             --             --
     Cash dividends to preferred shareholders                 --       (351,993)      (385,572)
     Common stock issued for cash                         26,000        108,000             --
                                                     -----------    -----------    -----------

          Net Cash Provided (Used) By Financing
          Activities                                      73,978     (1,904,060)      (397,489)
                                                     -----------    -----------    -----------

DECREASE IN CASH                                     $  (165,658)   $(1,636,507)   $  (676,451)

CASH AT BEGINNING OF YEAR                            $   165,758    $ 1,802,265    $ 2,478,716
                                                     -----------    -----------    -----------

CASH AT END OF YEAR                                  $       100    $   165,758    $ 1,802,265
                                                     ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)
              For the Years Ended December 31, 2003, 2002 and 2001


                                                       For the years ended December 31,
                                                     ------------------------------------
                                                        2003         2002         2001
                                                     ----------   ----------   ----------
SUPPLIMENTAL SCHEDULE OF CASH FLOW
ACTIVITIES:

Cash Paid For:

     Income taxes                                    $       --   $       --   $       --
     Interest                                        $       --   $       --   $       --

Schedule of Non-Cash Financing Activities:

     Common stock issued for services                $2,598,390   $       --   $       --
     Common stock issued for deferred compensation   $   85,800   $       --   $       --

  The accompanying notes are an integral part of these consolidated financial statements.

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

Going concern and management plans

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2003, the Company had a cash overdraft of $7,242, its current liabilities of $969,306 exceeded its current assets by $955,906, the Company had an accumulated deficit of $12,893,772, and was delinquent in its payments on certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Principles of consolidation

      The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company ("Consumers Life") until June 19, 2002 when Consumers Life was sold. The consolidated financial statements also include the Company's wholly-owned subsidiary, Consumers Management Group and its 55% owned subsidiary, P.E.T. Centers of America LLC, neither of which had any operations during the periods presented. All material inter-company balances and transactions have been eliminated in consolidation.

Equity method investee

      The Company carries its 37.5% investment in Vaughn at a value of zero, which was the original cost, and accounts for its financial activity under the equity method of accounting. Vaughn is operating at a loss and the Company is not liable for any of the obligations of Vaughn, either direct or indirect, and is under no requirement to contribute any capital to Vaughn. .

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

6. Sale of Stock of Insurance Subsidiary

      On June 19, 2002, the Company completed the sale of Consumers Life to Black Diamond Insurance Group, Inc., a Delaware corporation. The purchaser paid the Company $1,548,846 in cash and assumed a $132,120 liability in connection with its acquisition of the Consumers Life stock. The cash proceeds consisted of the following:

     Value of underlying net assets of subsidiary:
            Cash and cash equivalents                     $    491,399
            Government bonds                                   931,904
            Other assets                                         7,665
            Unclaimed property liability                      (132,120)
                                                          -------------
                                                             1,298,846

     Value of state insurance licenses                         250,000
                                                          -------------

      Total consideration received                        $  1,548,846
                                                          ============

      The sale of Consumers Life resulted in a gain to the Company of $242,480.

Prior to the sale of Consumers Life, dividends and other distributions to the Company from the subsidiary were limited in that Consumers Life was required to maintain minimum capital and surplus in each of the states in which it was licensed, as determined in accordance with regulatory accounting practices. Under Delaware insurance laws, distributions to the Company were subject to further restrictions relating to capital and surplus and operating earnings. Because of its prior operating losses and its capital and surplus position, Consumers Life was not permitted to pay any dividends without prior approval from the Delaware Insurance Department. Also, any loans or advances to the Company were required to be reported to and approved by the Delaware Insurance Department. During 2002and 2001, the Delaware Insurance Department approved payment by Consumers Life of dividends totaling $1,481,510 and $212,500, respectively. Substantially all of the 2002 dividends were approved in connection with the sale transaction.

7. Net Investment Income

Net investment income is applicable to the following investments:

                                                 Years ended December 31,
                                          --------------------------------------

                                            2003           2002           2001
                                          --------       --------       --------

Interest:
  Marketable securities                   $     --       $ 24,324       $ 52,230
  Mortgage Loans                                --            338          3,091
  Cash equivalents                           2,461         20,638         94,980
                                          --------       --------       --------

Net investment income                     $  2,461       $ 45,300       $150,301
                                          ========       ========       ========

8. Property and Equipment

                                                              December 31,
                                                        -----------------------

                                                          2003           2002
                                                        --------       --------

Property & equipment:
  Data processing equipment and software                $ 28,671       $ 25,725
  Furniture and equipment                                 17,365         17,365
                                                        --------       --------
                                                          46,036         43,090
Less: accumulated depreciation and
  amortization                                           (43,989)       (43,090)
                                                        --------       --------

Balance                                                 $  2,047       $     --
                                                        ========       ========

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

12. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                      2003              2002
                                                  -----------       -----------

Deferred tax assets:
         NOL carryover                            $ 2,699,419       $ 2,038,000
         Capital loss carryforward                  5,112,442         4,457,000
         Accrued expenses                             135,500                --

Deferred tax liabilities:                                  --                --

Valuation allowance                                (7,947,361)       (6,495,000)
                                                  -----------       -----------

Net deferred tax asset                            $        --       $        --
                                                  ===========       ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                   2003                 2002
                                               -----------          -----------

Book income                                    $(1,463,398)         $    22,145
Other                                                2,200               13,529
Reserve liability                                   78,000                   --
Stock for services /
 options expense                                   899,270                   --
NOL utilization                                         --              (35,674)
Valuation allowance                                483,928                   --
                                               -----------          -----------
                                               $        --          $        --
                                               ===========          ===========

At December 31, 2003, the Company had net operating loss carryforwards of approximately $6,921,588 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

13. Equity Investments

Vaughn Partners, LLC

In May 2003, Vaughn Partners LLC, an Illinois limited liability company ("Vaughn") in which the Company owns a 37.5 % interest, acquired a garden apartment style real estate project in Springfield, Illinois. Of the remaining interest in the LLC, 37.5% is owned by Spartan Properties ("Spartan") and 25% by other investors. Vaughn acquired this property for a purchase price of $5,440,940, comprised of (i) a $4,650,000 interest-only bank loan secured by a first mortgage lien on the property payable in two years at an annual interest rate of 7.25% and with monthly interest payments approximating $28,100; (ii) a $1,200,000 second mortgage on the property at an annual interest rate of 13% with principal amounts of $500,000 due six months from the date of acquisition and $700,000 due twelve months from the date of acquisition with monthly interest payments due on the outstanding balance (iii) a $100,000 interest-free loan made by a private investor that was due and payable on June 13, 2003 and which accrues interest at an annual rate of 18% beyond its due date and (iv) $200,000 in cash contributed by third party investors to Vaughn. As a result of the default under the second mortgage, the second mortgagee has the right to, among other rights, sell the property, collect all rental income from the property and exclude Vaughn from the proceeds thereof. As a result of the default under the $100,000 loan, Vaughn is liable for accrued interest from June 15, 2003 at an annual rate of 18% plus all costs and fees incurred by the lender in collecting amounts due under the note. The Company is in discussions with the lender regarding repayment of this loan. Vaughn also obtained a $600,000 construction loan from the bank under similar terms as the mortgage, of which $30,357 has not been used, for the purpose of completing certain renovation to the property.

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

Vaughn properties operated at a loss for the fiscal year ended December 31, 2003. Since the Company has not basis in the partnership, there is no adjustment to the valuation of the equity investment.

The Company does not believe that it is directly or indirectly liable for any of the obligations of Vaughn and its exposure is limited solely to its investment in Vaughn which is carried at zero in these consolidated financial statements. However, subsequent to December 31, 2003, Mr. Coby Hakalir, the Chief Executive Officer of Spartan, made certain claims indicating the Company was responsible for approximately $200,000 in outstanding liabilities pertaining to the Vaughn partnership and its related properties. The Company has performed significant due diligence procedures in an attempt to substantiate Mr. Hakalir's claims, but has not obtained any evidence that supports the claims. Furthermore, Mr. Hakalir has not provided evidence to the Company to support his claims. However, in an attempt to portray the financial condition of the Company as accurately as possible, the Company believes that the risk of loss is greater that remote and has elected to record a reserve of $200,000 to cover any liabilities arising from the Vaughn partnership.

Other Investments

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

15. Issuance of Common Stock

      During 2003, the Company issued common stock as follows:

                                                       Common
                                                        Stock         Capital in
                                Issue                $.01 Stated      Excess of
Issued To       Purpose         Date       Shares    Value Stated       Value
---------       -------         ----       ------    ------------    -----------

Scala           Consulting     4/15/03    300,000      $   3,000     $   117,000
Wong            Consulting     4/15/03     36,000            360          14,040
Moline          Consulting     6/10/03     17,000            170           3,740
Burns           Consulting      7/2/03    140,000          1,400          16,800
Pinchus Gold    Consulting     9/12/03     92,000            920          20,080
Pinchus Gold    Consulting    10/31/03    330,000          3,300          82,500
Other           Consulting     4/30/03     10,635            106           2,340
                                       ----------    -----------     -----------
Total Consultants                         925,635          9,256         256,500
                                       ----------    -----------     -----------
Jack I
Ehrenhaus   Empl Agreement      9/1/03  3,000,000         30,000         603,000
Donald J
Hommel      Empl Agreement      9/1/03  3,000,000         30,000         603,000
Jack I
Ehrenhaus   2003 Bonus          9/4/03  1,956,521         19,565         420,652
Donald J
Hommel      2003 Bonus          9/4/03  1,956,521         19,565         420,652
                                       ----------    -----------     -----------
  Total Executives                      9,913,042         99,130       2,047,304
                                       ----------    -----------     -----------

Wall Street   Subscription
..Com          Agreement       10/10/03    208,000          2,080          23,920
                                       ----------    -----------     -----------
  Total Subscriptions                     208,000          2,080          23,920
                                       ----------    -----------     -----------
CFC
Partners      Investment       8/11/03  1,227,273          1,227         257,727
                                       ----------    -----------     -----------
  Total Investments                     1,227,273          1,227         257,727
                                       ----------    -----------     -----------


  Total Issuances                      12,273,950     $   12,276     $ 2,585,451
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

16. Earnings per share

      The following table set forth the computation of basic and diluted per share data:

                                               Years ended December 31,
                                      -----------------------------------------
                                         2003           2002           2001
                                      -----------    -----------    -----------

Net income (loss)                     $(3,752,404)   $    56,784    $  (600,827)
Preferred stock dividend
 requirement                              (58,198)      (255,813)      (385,572)
Accretion of carrying value
 of preferred stock                        (3,595)       (84,448)       (18,654)
                                      -----------    -----------    -----------
Numerator for basic loss per
 share - loss attributable
 to common shareholders                (3,690,611)      (283,477)    (1,005,053)
Effect of dilutive securities                  --             --             --
                                      -----------    -----------    -----------
Numerator for diluted loss
 per share                            $(3,690,611)   $  (283,477)   $(1,005,053)
                                      ===========    ===========    ===========

Denominator for basic loss
 per share - weighted
 average shares                         9,463,716      3,501,238      2,577,701
Effect of dilutive securities                  --             --             --
                                      -----------    -----------    -----------
Denominator for diluted loss
 per share                              9,463,716      3,501,238      2,577,701

Basic and diluted loss per
 common share                         $     (0.40)   $     (0.08)   $     (0.39)

      The redeemable preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 1.482 shares of common stock for each share of preferred stock (equivalent to a conversion price of $6.75 per share). None of the common shares contingently issuable upon the conversion of the preferred stock have been included in the computation of diluted per share information as the effects would be anti-dilutive.

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

17. Executive Employment Agreements

      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company that causes a substantial reduction in the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. The employment agreements also provide for the issuance of 3,000,000 shares of the Company's common stock to each of the officers that were valued at an aggregate of $1,380,000 (See Note
15). Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date. In October of 2004, Mr. Hommell was dismissed with cause from his positions with the Company by a majority vote of the shareholders. Mr. Hommell's employment agreement was thus rendered void, and the Company had not further obligations to Mr. Hommell relating to this employment agreement.

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

      In addition, the Company has been party to subsequent legal disputes, notably with respect to a Securities and Exchange Commission investigation that was settled in October 2004. This investigation was initiated with respect to the Company's dismissal of its certified auditor of record, Marcum & Kliegman, LLC. The Company received notification from the SEC Division of Enforcement on October 14, 2004 that a settlement offer was being submitted to the Commission. The terms of the proposed settlement would stipulate that the Company violated
Section 13(a) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13 thereunder. Further, the Commission would not pursue any actions against Messrs. Ehrenhaus or Hommel. Through the date of this report, the Company has not received notification as to whether the Commission has accepted the terms of this proposed settlement.

20. Subsequent Events

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

      During October, 2003, the Company entered into a term sheet with Dutchess Private Equities Fund II LP, an equity funding group ("Dutchess") to provide the Company with a $2,000,000 equity line of credit to be used for general corporate purposes. A formal agreement with Dutchess for this equity line was executed on April 15, 2004 and provides that the market price of the Company's stock for the five consecutive days prior to the put date can not be below 75% of the closing bid price for the ten trading days prior to the put date. The put date is the date that the Company submits notice to the investor that it desires to draw down a portion of the line. The purchase price for the shares to be paid to the investor is discounted to the lowest closing bid price of the stock during the five trading days immediately after a put date. The funds will be available to the Company upon an effective registration of the Company's stock issued pursuant to this agreement.

      On June 1, 2004 the Company issued 2,471,700 shares of its previously unissued common stock to both Donald Hommel and Jack Ehrenhaus as payment for executive services rendered under the terms of the officers' respective employment agreements (See note 17). In addition, the Company issued an aggregate of 1,437,368 to Mr. Hommel and Mr. Ehrenhaus, as bonus compensation per the terms of the aforementioned employment agreements. All shares issued on this date were valued at market value of $0.05 per share, resulting in an aggregate compensation expense of $319,038.

      On July 23, 2004 the Company issued 8,000,000 shares of common stock to Cove Hill, Inc. as consideration for certain fund-raising services to be performed. The shares were valued at $0.125 per share, for a total of $1,000,000. The shares have been held in an escrow account since the date of issuance, pending the completion of certain due diligence measures and the Company completing certain filings with the Securities and Exchange Commission. On October 12, 2004 the Company issued an additional 6,000,000 shares to Cove Hill, Inc., which shares are also being held in escrow under the same provisions. The additional shares were issued at $0.0714 per share, and the original 8,000,000 shares were revalued to $0.0714 per share, thus maintaining the aggregate total of the shares at $1,000,000. As of the date of this report, Cove Hill has not received the shares, and has not begun to perform the agreed upon fundraising services, as the due diligence provisions have not been fully satisfied.

      In October 2004 the Company's Board of Directors resolved to terminate for cause the Company's President and Chief Executive Officer Donald J. Hommel. Mr. Jack Ehrenhaus was appointed by the Board to fill these executive offices.