Form 10-Q/A
period 2003-09-30
CONSUMERS FINANCIAL CORP
filed 2005-01-06
CIK 100320

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

                          Yes  |_|          No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
     Class of Common Stock                               December 31, 2004
     ---------------------                                -------------
       $.01 Stated Value                                    38,167,499

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                EXPLANATORY NOTE

This Form 10-Q/A shall amend and restate in its entirety the Form 10-Q filed by the Company on May 24, 2004.

Number                                                                     Page
------                                                                    -----
          Part I. Financial Information

Item 1.   Condensed Consolidated Financial Statements:

  Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002     F-2

  Statements of Operations and Comprehensive Income (Loss) (Unaudited) -
   For the Nine and Three Months Ended September 30, 2003 and 2002          F-3

  Statements of Stockholders' Equity (Deficit) From December 31, 2000
   Through September 30, 2003 (Unaudited)                                   F-4

  Statements of Cash Flows (Unaudited)- For the Nine Months Ended
   September 30, 2003 and 2002                                              F-6

  Notes to Condensed Consolidated Financial Statements                      F-8

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    18

Item 3.   Quantitative and Qualitative Disclosure About Market Risk         24

Item 4.   Controls and Procedures                                           24

          Part II. Other Information

Item 1.   Legal Proceedings                                                 26

Item 2.   Changes in Securities and Use of Proceeds                         26

Item 3.   Defaults upon Senior Securities                                   26

Item 4.   Submission of Matters to a Vote of Security Holders               26

Item 5.   Other Information                                                 27

Item 6.   Exhibits and Reports on Form 8-K                                  28

          Certifications Pursuant to Section 302 of Sarbanes-Oxley Act      30

          Certifications Pursuant to Section 906 of Sarbanes-Oxley Act      32

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                    September 30, 2003 and December 31, 2002

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                            September 30,    December 31,
                                                                2003            2002
                                                            ------------    ------------
                                                           (Unaudited and
                                                           restated - see
                                                               Note 5)

CURRENT ASSETS
    Cash and cash equivalents                               $      7,840    $    165,758
    Prepaid expenses                                              13,300          30,420
                                                            ------------    ------------

         Total Current Assets                                     21,140         196,178
                                                            ------------    ------------

FIXED ASSETS, NET                                                  2,047              --
                                                            ------------    ------------

OTHER ASSETS

    Restricted cash                                              284,402         314,225
    Prepaid insurance                                             34,313          87,363
                                                            ------------    ------------

         Total Other Assets                                      318,715         401,588
                                                            ------------    ------------

         TOTAL ASSETS                                       $    341,902    $    597,766
                                                            ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

    Accounts payable and accrued expenses                   $    293,265    $     54,302
    Contingent liability                                         355,676              --
    Reserve for partnership liabilities                          200,000              --
    Note payable                                                  20,000              --
    Notes payable - related parties                               28,006              --
                                                            ------------    ------------

         Total Current Liabilities                               896,947          54,302
                                                            ------------    ------------

REDEEMABLE PREFERRED STOCK

    Preferred stock, 10,000,000 shares authorized,
    68,376 and 75,326 shares issued and outstanding,
    respectively                                                 675,129         739,949
                                                            ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

    Common stock, $0.01 par value, 40,000,000 shares
    authorized, 17,012,731 and 5,276,781 shares issued
    and outstanding, respectively                                170,127          52,768
    Additional paid-in capital                                11,419,896       8,938,865
    Treasury stock, preferred                                    (18,070)             --
    Deferred compensation                                             --              --
    Accumulated Deficit                                      (12,802,127)     (9,188,118)
                                                            ------------    ------------

         Total Stockholders' Equity (Deficit)                 (1,230,174)       (196,485)
                                                            ------------    ------------

         TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY (DEFICIT)                 $    341,902    $    597,766
                                                            ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     For the Three                For the Nine
                                                     Months Ended                 Months Ended
                                                     September 30,                September 30,
                                             --------------------------    --------------------------
                                                2003           2002           2003           2002
                                             -----------    -----------    -----------    -----------
                                             (Restated -                   (Restated -
                                              See Note 5)                   See Note 5)
REVENUES                                     $        --    $        --    $        --    $        --

EXPENSES

      General and administrative               3,555,855        137,653      3,668,119        419,078
      Bad debt expense                            27,500             --         27,500             --
      Depreciation                                   899             --            899             --
                                             -----------    -----------    -----------    -----------

             Total Expenses                    3,584,254        137,653      3,696,518        419,078
                                             -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS                          (3,584,254)      (137,653)    (3,696,518)      (419,078)
                                             -----------    -----------    -----------    -----------

OTHER EXPENSES

      Interest income                              2,431          6,320          2,461         44,295
      Interest expense                            (5,648)            --         (5,648)            --
      Net realized investment gains                   --             --             --        242,480
      Proceeds from litigation settlement         35,000        255,000         17,500        255,000
      Gain on extinguishment of debt              20,000             --         20,000             --
      Other income                                   654            222          1,447         41,192
                                             -----------    -----------    -----------    -----------

             Total Other Expenses                 52,437        261,542         35,760        582,967
                                             -----------    -----------    -----------    -----------

             Net Income (Loss)               $(3,531,817)   $   123,889    $(3,660,758)   $   163,889
                                             -----------    -----------    -----------    -----------

OTHER COMPREHENSIVE LOSS, CHANGE IN
UNREALIZED APPRECIATION OF DEBT SECURITIES            --             --             --        (54,702)
                                             -----------    -----------    -----------    -----------



             Comprehensive Income (Loss)     $(3,531,817)   $   123,889    $(3,660,758)   $   109,187
                                             ===========    ===========    ===========    ===========



BASIC LOSS PER SHARE                         $     (0.37)   $      0.03    $     (0.54)   $      0.04
                                             ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        9,524,750      3,574,636      6,784,643      2,909,419
                                             ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                               Common Stock             Additional      Preferred Treasury Stock
                                                       ------------    ------------      Paid-In       ---------------------------
                                                          Shares          Amount         Capital         Shares        Amount
                                                       ------------    ------------    ------------    ------------   ------------

Balance, December 31, 2000                                2,578,188    $     25,782    $  6,722,485              --   $         --

Change in unrealized appreciation of debt securities             --              --              --              --             --


Preferred stock dividends                                        --              --              --              --             --

Accretion of difference between carrying value
and mandatory redemption value of preferred stock                --              --              --              --             --

Retirement of treasury shares (common)                       (1,407)            (14)            (46)             --             --


Retirement of treasury shares (preferred)                        --              --          22,613              --             --


Net loss for the year ended Decem ber 31, 2001                   --              --              --              --             --

                                                       ------------    ------------    ------------    ------------   ------------

Balance, December 31, 2001                                2,576,781          25,768       6,745,052              --             --

Change in unrealized appreciation of
debt securities                                                  --              --              --                             --

Preferred stock dividends                                        --              --              --              --             --

Accretion of difference between carrying
value and mandatory redemption value of
preferred stock                                                  --              --              --              --             --

Issuance of common stock                                  2,700,000          27,000          81,000              --             --

Retirement of treasury shares (preferred)                        --              --       2,112,813              --             --


Net income for the year ended December 31, 2002                  --              --              --              --             --
                                                       ------------    ------------    ------------    ------------   ------------

Balance, December 31, 2002                                5,276,781    $     52,768    $  8,938,865              --   $         --
                                                       ------------    ------------    ------------    ------------   ------------


                                                                     Accumulated
                                                                       Other
                                                        Deferred    Comprehensive      Accumulated
                                                      Compensation   Income/Loss       Deficit
                                                      ------------   ------------    ------------

Balance, December 31, 2000                            $         --   $     27,163    $ (7,899,588)

Change in unrealized appreciation of debt securities            --         27,539              --


Preferred stock dividends                                       --             --        (385,572)

Accretion of difference between carrying value
and mandatory redemption value of preferred stock               --             --         (18,654)

Retirement of treasury shares (common)                          --             --              --


Retirement of treasury shares (preferred)                       --             --              --


Net loss for the year ended Decem ber 31, 2001                  --             --        (600,827)

                                                      ------------   ------------    ------------

Balance, December 31, 2001                                      --         54,702      (8,904,641)

Change in unrealized appreciation of
debt securities                                                 --       (54,702)              --

Preferred stock dividends                                       --             --        (255,813)

Accretion of difference between carrying
value and mandatory redemption value of
preferred stock                                                 --             --         (84,448)

Issuance of common stock                                        --             --              --

Retirement of treasury shares (preferred)                       --             --              --


Net income for the year ended December 31, 2002                 --             --          56,784
                                                      ------------   ------------    ------------

Balance, December 31, 2002                            $         --   $         --    $ (9,188,118)
                                                      ------------   ------------    ------------


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                        December 31, 2003, 2002 and 2001

                                                                Common Stock           Additional       Preferred Treasury Stock
                                                        ----------------------------     Paid-In      ---------------------------
                                                            Shares          Amount       Capital        Shares            Amount
                                                        ------------    ------------   ------------   ------------    ------------
Balance, December 31, 2002                                 5,276,781    $     52,768   $  8,938,865             --    $         --

Common stock issued for services rendered                    353,000           3,530        134,780             --              --


Redemption of preferred stock                                     --              --             --         (2,600)         (6,760)

Common stock issued for services rendered                    140,000           1,400         16,800             --              --


Redemption of preferred stock                                     --              --             --           (785)         (2,041)

Common shares issued for investments to related party      1,227,273          12,273        257,727             --              --


Common shares issued  for services rendred by officers     6,000,000          60,000      1,206,000             --              --


Common shares issued as bonuses for officers               3,913,042          39,130        841,304             --              --


Common shares issued for services rendered                    92,000             920         22,080             --              --


Redemption of preferred stock                                     --              --             --         (3,565)         (9,269)

Common shares issued for services rendered                    10,635             106          2,340             --              --


Accretion of difference between carrying value and
mandatory redemption value of preferred stock                     --              --             --             --              --


Net loss for the nine months ended September 30, 2003
                                                        ------------    ------------   ------------   ------------    ------------

Balance, September 30, 2003                               17,012,731    $    170,127   $ 11,419,896         (6,950)   $    (18,070)
                                                        ============    ============   ============   ============    ============


                                                                        Accumulated
                                                                           Other
                                                            Deferred    Comprehensive    Accumulated
                                                          Compensation    Income/Loss      Deficit
                                                           ------------   ------------   ------------
Balance, December 31, 2002                                 $         --   $         --   $ (9,188,118)

Common stock issued for services rendered                            --             --             --


Redemption of preferred stock                                        --             --         18,813

Common stock issued for services rendered                            --             --             --


Redemption of preferred stock                                        --             --          5,691

Common shares issued for investments to related party                --             --             --


Common shares issued  for services rendred by officers               --             --             --


Common shares issued as bonuses for officers                         --             --             --


Common shares issued for services rendered                           --             --             --


Redemption of preferred stock                                        --             --         25,841

Common shares issued for services rendered                           --             --             --


Accretion of difference between carrying value and
mandatory redemption value of preferred stock                        --             --         (3,596)


Net loss for the nine months ended September 30, 2003                                      (3,660,758)
                                                           ------------   ------------   ------------

Balance, September 30, 2003                                $         --   $         --   $(12,802,127)
                                                           ============   ============   ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  For the Nine
                                                                                  Months Ended
                                                                                  September 30,
                                                                          --------------------------
                                                                             2003            2002
                                                                          -----------    -----------
                                                                         (As restated
                                                                        - see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                   $(3,660,758)   $   163,889

      Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                      2,598,390             --
      Depreciation and amortization                                               889             --
      Change in restricted cash                                                29,823             --
      Gain on sale of investments                                                  --        (56,448)
      Gain on sale of insurance licenses                                           --       (178,483)
      Redemption of preferred stock                                            50,345             --
      Accretion of preferred stock                                             (3,596)            --
      Increase (decrease) in cash attributable to changes in assets and liabilities:
      Change in other receivables                                                  --         21,431
      Change in prepaid expenses                                               17,120        (13,317)
      Change in other assets                                                   53,050             --
      Change in employee severance liability                                       --       (177,962)
      Change in accounts payable and accrued expenses                         238,963             --
      Increase in contingent and other liabilities                            555,676        (69,841)
      Other                                                                        --        (53,439)
                                                                          -----------    -----------

            Net Cash Used by Operating Activities                            (120,098)      (364,170)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

      Loans to majority shareholder                                                --             --
      Purchase of capital assets                                               (2,936)            --
      Cash deposited into preferred stock escrow account,
        net of withdrawal                                                          --       (331,434)
      Proceeds from sale of investments                                            --        945,181
      Proceeds from sale of insurance licenses, net of selling expenses            --         73,113
                                                                          -----------    -----------

            Net Cash Provided by Investing Activities                          (2,936)       686,860
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from note payable                                               20,000             --
      Proceeds from note payable - related                                     28,006             --
      Change in redeemable preferred stock                                    (64,820)            --
      Cash dividends to preferred shareholders                                     --       (335,986)
      Purchase of redeemable preferred stock                                  (18,070)    (1,660,067)
      Proceeds from issuance of common stock                                       --        108,000
                                                                          -----------    -----------

            Net Cash Used In Financing Activities                             (34,884)    (1,888,053)
                                                                          -----------    -----------

DECREASE IN CASH                                                          $  (157,918)   $(1,565,363)

CASH AT BEGINNING OF PERIOD                                               $   165,758    $ 1,802,265

CASH AT END OF PERIOD                                                     $     7,840    $   236,902
                                                                          ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                             (Unaudited) (Continued)

                                                          For the Nine
                                                          Months Ended
                                                          September 30,
                                                 -----------------------------
                                                     2003            2002
                                                 -------------   -------------
                                                  (As restated
                                                 - see Note 2)

SUPPLIMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

      Interest                                   $          --   $          --
      Income taxes                               $          --   $          --

Schedule of Non-Cash Financing Activities:

      Common stock issued for services           $   2,598,390   $          --


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2003 and 2002, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at September 30, 2003, the Company had a minimal cash balance of $7,840, its current liabilities of $896,947 exceeded its current assets by $875,807, the Company had an accumulated deficit of $12,802,127, and was delinquent in its payments on certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      CFC Partners is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses within the Company. The new management of the Company is initially focusing on joint ventures with, or acquisitions of companies in the real estate, construction management and medical technology sectors as well as the direct purchase of income-producing real estate. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

      The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its businesses are being developed. There are no assurances that such financing can be obtained or, if available, be obtained at terms acceptable to the Company. To the extent that such financing is equity-based, this may result in dilution to the existing shareholders.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
           Notes to the Consolidated Financial Statements (Continued)
                    September 30, 2003 and December 31, 2002

NOTE 2 - GOING CONCERN (Continued)

       The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT EVENTS

         Common Stock

         Stock Issuances to Consultants

      On July 1, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register an aggregate of 353,000 shares of its common stock issued by the Company to three consultants during April and June of 2003, pursuant to certain agreements entered into and between the Company and the prospective consultants. Each of these agreements terminated on December 31, 2003. In exchange for receipt of the shares of common stock, such consultants would provide various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was $138,310.

      On September 19, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 92,000 shares of its common stock issued by the Company to a consultant pursuant to a consultancy agreement entered into and between the Company and the consultant, Pinchus Gold on September 12, 2003. The agreement will terminate on December 31, 2003. In exchange for receipt of the shares of common stock, the consultant provided various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was $21,000.

       On November 7, 2003, the Company filed a Registration Statement with the Securities and Exchange Commission to register 140,000 shares of its common stock issued by the Company to a consultant pursuant to a consultancy agreement entered into and between the Company and the consultant on July 2, 2003. The agreement will terminate on December 31, 2003. In exchange for receipt of the shares of common stock, the consultant provided various services to the Company, principally relating to the identification of suitable merger or acquisition partners for the Company. The cost of these services, as measured by the market value of the shares at time of issuance, was approximately $18,200.

       Common Stock

       Stock Issuances to Officers

      On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack
      I. Ehrenhaus, Chairman and Chief Operating Officer of the Company , pursuant to which, each of the officers was issued 3,000,000 shares of the Company's common stock valued at an aggregate of $1,266,000.

      At the September 4, 2003 meeting of the Board of Directors, the Board approved bonuses for Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer of the Company. Each of the individuals was issued 1,956,521 shares of common stock each valued at $440,217.

       Contingent Liability

      In September the Company, through its subsidiary, had signed a five-year lease for a PET center in Suffolk County, New York. Subsequent to the consummation of the lease, the Company defaulted on its required payments, and in November 2003, the lease was formally terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and the subsidiary are liable to the landlord for all costs and expenses incurred in connection with enforcing the lease provisions as well as liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The total of these costs and liquidated damages was $355,676. As of September 30, 2003, the Company had accrued this amount as a contingent liability.

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

       Vaughn properties operated at a loss for the nine months ended September 30, 2003. Since the Company has no basis in the partnership, there is no adjustment to the valuation of the equity investment.

       The Company is not directly or indirectly liable for any of the obligations of Vaughn, and its exposure is limited solely to its investment in Vaughn which is carried at zero in these consolidated financial statements. However, subsequent to September 30, 2003, Mr. Coby Hakalir, the Chief Executive Officer of Spartan, made certain claims indicating the Company was responsible for approximately $200,000 in outstanding liabilities pertaining to the Vaughn partnership and its related properties. The Company has performed significant due diligence procedures in an attempt to substantiate Mr. Hakalir's claims, but has not obtained any evidence that supports the claims. Furthermore, Mr. Hakalir has not provided evidence to the Company to support his claims. However, in an attempt to portray the financial condition of the Company as accurately as possible, the Company has elected to record a reserve of $200,000 to cover any liabilities arising from the Vaughn partnership.

NOTE 4 - SUBSEQUENT EVENTS

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

       In November 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of the Company's common stock for ten cents ($0.10)per share. As of December 31, 2003, the investor has only paid $20,000 toward the aggregate purchase price of $100,000; no additional amounts have been received to date. This amount has been recorded as a current liability as the Private Placement has been cancelled.

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

NOTE 5 - RESTATEMENT OF FINANCIAL STATEMENTS

       As a result of a reclassification of any equity investment and certain other adjustments for the three and nine months ended September 30, 2003, the Company is restating its Form 10-Q filing included in those periods.

       The Company originally consolidated its 37.5% investment in Vaughn (See
       Note 3) based on the position that significant control was maintained over Vaughn. Subsequently it was determined that the Company did not in fact maintain significant control and therefore is recording this investment as an equity investment. In addition, other unrelated adjustments were discovered by the Company, leading to the following changes in financial statement data:

       Net loss and net loss per share for the three and nine months ended September 30, 2003 as previously reported with the first amendment to the 10-Q filed on May 24, 2004 was $2,710,788 ($0.29 per share) and
       $2,930,406 ($0.44 per share), respectively. The effect of the preceding adjustments was an increase in net loss and net loss per share. The restated net loss and net loss per share for the three and nine months ended September 30, 2003 is $3,531,817 ($0.37 per share) and $3,660,758
       ($0.54 per share), respectively.

                           For the Nine        For the Nine
                           Months Ended        Months Ended
                           September 30,       September 30,
                               2003                2003          Difference
                           -------------       -------------     ----------
                           (As restated)      (As originally
                                              Stated on May
                                                24, 2004)

TOTAL ASSETS               $    341,902        $    343,861      $   (1,959)

TOTAL LIABILITIES          $    896,947        $    166,419      $ (730,528)

NET LOSS                   $ (3,660,758)       $ (2,930,406)     $ (730,352)

NET LOSS PER SHARE         $      (0.54)       $      (0.44)     $     0.10

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

      The 37.5% equity interest in Vaughn is being accounted for under the equity method in the Company's financial statements at September 30, 2003.

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

Nine Months Ended September 30, 2003 and 2002

      For the nine months ended September 30, 2003, the Company reported a net loss of $3,660,578 ($0.54 per share) compared to net income of $163,889 in the first nine months of 2002. In 2002, the Company's net income was the result of $242,480 in net investment gains, as well as $255,000 received in litigation settlements. These gains were partially offset by $419,078 in general and administrative expenses..

      For the nine months ended September 30, 2003, the Company had only nominal non-operating income during the period, so the current year net loss is primarily the result of expenses incurred while the Company is attempting to develop new businesses. During the first nine months of 2003, these costs consisted principally of salaries to two individuals, the expense of $2,598,390 related to the issuance of common stock to consultants.

Three Months Ended September 30, 2003 and 2002

      The Company's net loss for the third quarter of 2003 was $3,531,817 ($0.37 per share). Since the Company only had nominal non-operating income during the quarter, the net loss is attributable to ongoing expenses incurred in connection with developing new business operations. During the quarter, the Company incurred $2,596,390 of stock based compensation expenses in connection with the issuances of common stock for services rendered. The majority of these expenses relate to officer salaries and consulting fees.

      For the three months ended September 30, 2002, the Company reported net income of $123,889 ($0.03 per share) as a result of the gains arising from the sale of Consumers Life. During the quarter, the Company incurred approximately $33,500 in salaries and related benefits as well as professional and other fees of $42,000.

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

      For the nine months ended September 30, 2003, the Company's cash and cash equivalents decreased by $157,918 to $7,840 at the end of the period. The decrease is principally the result of the cash expenses paid by the Company during the period and the $27,500 loan made to CFC Partners. The Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

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

      Liquidity

      In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At September 30, 2003, the Company had $7,840 in cash. Furthermore, as of that date, the Company had no significant business operations and no sources of operating revenues and cash flows. As indicated above, the Company is currently pursuing various business opportunities, including strategic alliances, as well as the merger or combination of existing businesses with the Company. The Company's management is initially focusing on joint ventures with or acquisitions of companies in the real estate, insurance agent, construction management and medical technology business segments. However, there is no assurance that the Company's efforts in this regard will be successful.

      As indicated above, the Company currently has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing. Without new revenues and/or immediate financing, management's efforts to develop the Company's real estate, insurance agent, construction management and medical technology businesses are not likely to succeed.

      Going concern and management plans

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at September 30, 2003 the Company had a cash balances of only $7,840, current liabilities of $896,947 without any other current assets, a shareholders' deficiency of $1,230,174 and was delinquent in its payment to its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

      Dividends at an annual rate of $.85 per share are cumulative from the original issue date of the preferred stock. Dividends are payable quarterly on January 1, April 1, July 1 and October 1 of each year. The dividends payable on January 1, 2004 and for all four quarters of 2003 have not been declared or paid by the Company. Dividends in arrears for the five quarters total $74,205, $60,783 of which relate to the four quarterly dividends for 2003. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of shares of the Company's common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends, the holders of the preferred stock are entitled, only while such arrearage exists, to elect two additional members to the then existing Board of Directors. . The preferred shareholders have not elected these two additional directors as of this date.

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

      In connection with the first amendment to the form 10-Q filed on January 31, 2004, our independent auditors did not report any matters involving internal controls that were considered to be a reportable condition or material weakness. In connection with the audit of our December 31, 2003 10-K which was filed with the Commission on December 14, 2003, our independent auditors have reported to our Board of Directors certain matters involving internal controls that our independent auditors considered to be reportable conditions and material weaknesses, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the December 31, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, prepaid expenses, accrued expenses, preferred stock and accounting for an equity method investment. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2003. It was subsequently determined that these reportable conditions and material weaknesses also existed as of September 30, 2003

      Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2003 and this amended 10-Q for the nine months ended September 30, 2003, fairly present, in all material respects, our financial condition and results of operations.

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

      The Company is not directly or indirectly liable for any of the obligations of Vaughn and its exposure is limited solely to its investment in Vaughn which is carried at zero in these consolidated financial statements. However, subsequent to September 30, 2003, Mr. Coby Hakalir, the Chief Executive Officer of Spartan, made certain claims indicating the Company was responsible for approximately $200,000 in outstanding liabilities pertaining to the Vaughn partnership and its related properties. The Company has performed significant due diligence procedures in an attempt to substantiate Mr. Hakalir's claims, but has not obtained any evidence that supports the claims. Furthermore, Mr. Hakalir has not provided evidence to the Company to support his claims. However, in an attempt to portray the financial condition of the Company as accurately as possible, the Company has elected to record a reserve of $200,000 to cover any liabilities arising from the Vaughn partnership.

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

      In November 2003, an investor executed a subscription agreement to purchase 1,000,000 shares of the Company's common stock for ten cents ($0.10)per share. As of December 31, 2003, the investor has only paid $20,000 toward the aggregate purchase price of $100,000; no additional amounts have been received to date. This amount has been recorded as a current liability as the Private Placement has been cancelled.

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

                                     CONSUMERS FINANCIAL CORPORATION
                                     Registrant

Date   January 6, 2005        By /s/ Jack I. Ehrenhavs
       -------------             -----------------------------------------------
                                      Jack I. Ehrenhavs
                                      President and Chief Executive Officer

Date   January 6, 2005        By /s/ Jack I. Ehrenhavs
       --------------            -----------------------------------------------
                                      Jack I. Ehrenhavs
                                      Chief Financial Officer