Form 10QSB
period 2004-03-31
CONSUMERS FINANCIAL CORP
filed 2005-01-12
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                 For Quarterly period Ended: March 31, 2004; or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-2616
                        ---------------------------------

                         CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                    23-1666392
 ------------------------------                      -----------------
(State or other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

                     132 Spruce Street, Cedarhurst, NY 11516
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 792-0900
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares outstanding of the registrant's common stock, $0.001 par value, as of January 12, 2005, was 38,167,499.

         Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                         CONSUMERS FINANCIAL CORPORATION

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2004

                                      INDEX

                                                                       Page

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3

                  Consolidated Balance Sheet ........................   4
                  Consolidated Statements of Operations .............   5
                  Consolidated Statements of Cash Flows..............   6
                  Notes to the Consolidated Financial Statements ....   7

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ..............................  10

         Item 3.  Controls and Procedures ...........................  14

Part II. Other Information

         Item 1.  Legal Proceedings .................................  14

         Item 2.  Changes in Securities .............................  15

         Item 3.  Defaults Upon Senior Securities ...................  15

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................  15

         Item 5.  Other Information .................................  15

         Item 6.  Exhibits and Reports on Form 8-K ..................  15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED FINANCIAL STATEMENTS

                        March 31, 2004 December 31, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                          Consolidated Balance Sheets

                                     ASSETS

                                                                        March 31,         December 31,
                                                                           2004               2003
                                                                      ------------        ------------
                                                                      (Unaudited)
CURRENT ASSETS

  Cash                                                                $     22,425        $        100
  Prepaid expenses                                                          13,300              13,300
                                                                      ------------        ------------

      Total Current Assets                                                  35,725              13,400
                                                                      ------------        ------------

FIXED ASSETS, NET                                                            1,801               2,047
                                                                      ------------        ------------

OTHER ASSETS

  Restricted cash held in escrow                                           284,799             284,402
  Prepaid insurance                                                         45,442              48,767
                                                                      ------------        ------------

      Total Other Assets                                                   330,241             333,169
                                                                      ------------        ------------

      TOTAL ASSETS                                                    $    367,767        $    348,616
                                                                      ============        ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Bank overdraft                                                      $         --        $      7,242
  Accounts payable and accrued expenses                                    473,589             347,582
  Contingent liability                                                     355,676             355,676
  Reserve for partnership liabilities                                      200,000             200,000
  Notes payable                                                            110,000              20,000
  Notes payable - related                                                   35,905              38,806
                                                                      ------------        ------------

      Total Current Liabilities                                          1,175,170             969,306
                                                                      ------------        ------------

      TOTAL LIABILITIES                                                  1,175,170             969,306
                                                                      ------------        ------------

REDEEMABLE PREFERRED STOCK

  Preferred stock; Series A, 8.50 % cumulative convertible,
    10,000,000 shares authorized, 68,376 shares issued and
    outstanding                                                            675,785             675,129
                                                                      ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock; 40,000,000 shares authorized,
    at $0.01 par value, 17,550,731 shares issued
    and outstanding, respectively                                          175,507             175,507
  Additional paid-in capital                                            11,526,516          11,526,316
  Treasury stock - preferred                                               (18,070)            (18,070)
  Deferred compensation                                                    (48,638)            (85,800)
  Deficit accumulated prior to the development stage                   (12,893,772)        (12,893,772)
  Deficit accumulated during the development stage                        (224,731)                 --
                                                                      ------------        ------------

      Total Stockholders' Equity (Deficit)                              (1,483,188)         (1,295,819)
                                                                      ------------        ------------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED
        STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                      $    367,767        $    348,616
                                                                      ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                   From Inception
                                                                       of the
                                                For the Three     Development Stage
                                                Months Ended      on January 1, 2004
                                                  March 31,            Through
                                 ------------------------------       March 31,
                                      2004              2003           2004
                                 ------------      ------------      ------------
REVENUES                         $         --      $         --      $         --

EXPENSES

  General and Administrative          216,627           126,211           216,627
  Depreciation                            246                --               246
                                 ------------      ------------      ------------

      Total Expenses                  216,873           126,211           216,873
                                 ------------      ------------      ------------

LOSS FROM OPERATIONS                 (216,873)         (126,211)         (216,873)
                                 ------------      ------------      ------------

OTHER EXPENSES

  Interest income                         396               888               396
  Interest expense                     (7,400)               --            (7,400)
  Other income                             --                29                --
                                 ------------      ------------      ------------

      Total Other Expenses             (7,004)              917            (7,004)
                                 ------------      ------------      ------------

NET LOSS                         $   (223,877)     $   (125,294)     $   (223,877)
                                 ============      ============      ============

BASIC LOSS PER SHARE             $      (0.01)     $      (0.02)
                                 ============      ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING               17,550,731         5,276,781
                                 ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                  From Inception
                                                                                      of the
                                                          For the Three          Development Stage
                                                           Months Ended          on January 1, 2004
                                                            March 31,                Through
                                                     ------------------------       March 31,
                                                        2004           2003           2004
                                                     ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $(223,877)     $(125,294)     $(223,877)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Bad debt expense                                      --         27,500             --
      Depreciation                                         246            246
      Amortization of deferred compensation             37,162         37,162
  Changes in operating assets and liabilities:
      Change in restricted cash                           (397)          (397)
      (Increase) decrease in prepaid expenses            3,325         12,778          3,325
      Increase (decrease in accounts payable and
        accrued expenses                               126,009          7,671        126,009
      Other                                                 --           (556)            --
                                                     ---------      ---------      ---------

          Net Cash Used by Operating Activities        (57,532)       (77,901)       (57,532)
                                                     ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Loan to majority shareholder                              --        (27,500)            --
  Purchase of fixed assets                                  --         (2,946)            --
                                                     ---------      ---------      ---------

      Net Cash Used by Investing Activities                 --        (30,446)            --
                                                     ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds from notes payable                       90,000             --         90,000
  Net proceeds from notes payable - related             (2,901)            --         (2,901)
  Change in bank overdraft                              (7,242)            --         (7,242)
                                                     ---------      ---------      ---------

  Net Cash Provided by Financing Activities             79,857             --         79,857
                                                     ---------      ---------      ---------

  NET INCREASE (DECREASE) IN CASH                       22,325       (108,347)        22,325

  CASH AT BEGINNING OF PERIOD                              100        165,758            100
                                                     ---------      ---------      ---------

  CASH AT END OF PERIOD                              $  22,425      $  57,411      $  22,425
                                                     =========      =========      =========

SUPPLIMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  CASH PAID FOR:

      Interest                                       $      --      $      --      $      --
      Income Taxes                                   $      --      $      --      $      --

  NON-CASH FINANCING ACTIVITIES

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at for the three months ended March 31, 2004 and 2003, and from inception of the development stage on January 1, 2004 through March 31, 2004, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at March 31, 2004, the Company had minimal current assets totaling $35,725, and its current liabilities of $1,175,170 exceeded its current assets by $1,139,445, the Company had an accumulated deficit of $13,118,503, and was delinquent in its payments on certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 2 - GOING CONCERN (Continued)

      The Company's ability to continue as a going concern is dependent on its success in developing new cash revenue sources or, alternatively, in obtaining short-term financing while its businesses are being developed. There are no assurances that such financing can be obtained or, if available, be obtained at terms acceptable to the Company. To the extent that such financing is equity-based, this may result in significant ownership dilution for the existing company shareholders.

      The consolidated financial statements presented herein do not include any adjustments that might result from the outcome of this uncertainty.

      In addition, due to the fact that the Company's planned principal operations have not materially commenced and the Company has not developed an on-going flow of revenues, the Company is considered to have entered the development-stage. January 1, 2004 is the date management has determined most accurately reflects the Company's re-entrance into the development stage.

NOTE 3 - SIGNIFICANT EVENTS

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

      On March 19, 2004 the Company executed a loan agreement with Thomas Willemsen in the amount of $50,000 for operating capital. This is an unsecured loan which is due on June 19, 2004.

      On March 22, 2004 the Company executed a loan agreement with Adar Ulster Realty in the amount of $40,000 for operating capital. This is an unsecured loan which is due on May 22, 2004.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 4 - LITIGATION

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

NOTE 5 - SUBSEQUENT EVENTS

      On June 1, 2004 the Company issued 2,471,700 shares of its previously unissued common stock to both Donald Hommel and Jack Ehrenhaus as payment for executive services rendered under the terms of the officers' respective employment agreements. In addition, the Company issued an aggregate of 1,437,368 to Mr. Hommel and Mr. Ehrenhaus, as bonus compensation per the terms of the aforementioned employment agreements. All shares issued on this date were valued at market value of $0.05 per share, resulting in an aggregate compensation expense of $319,038.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         CAUTIONARY FORWARD - LOOKING STATEMENT

         The following discussion should be read in conjunction with the Company's financial statements and related notes.

         Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

            -    the volatile and competitive nature of the Company's business,

            - the uncertainties surrounding the rapidly evolving markets in which the Company competes,

            - the arrangements with present and future customers and third parties.

         Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

         Business Overview

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

      Plan of Operation

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

      Results of Operations

      A discussion of the material factors which affected the Company's results of operations for the three months ended March 31, 2004 and 2003 is presented below.

THREE MONTHS ENDED MARCH 31, 2004

     For the three months ended March 31, 2004, the Company reported a net loss of $223,877 ($0.01 per share) compared to a net loss of $125,294 ($0.02 per share) in the first quarter of fiscal 2003. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of increased expenses incurred while the Company is developing new business opportunities. During the first quarter of 2004, these expenses consisted principally of salaries to two officers, audit, legal and consulting fees.

     The Company's net loss for the first quarter of 2003 was $125,294 ($0.02 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

         Liquidity

         During the three months ended March 31, 2004 and 2003, the Company used cash in operations of $57,532 and $77901, respectively. The Company had cash on hand of $22,425 as of March 31, 2004 compared to $57,411 cash as of March 31, 2003. The Company received $90,000 cash proceeds from the issuance of notes payable during the three months ended March 31, 2004.

         The Company anticipates that it will need to raise approximately $2,000,000 in cash in the next twelve months to cover general and administrative expenses and other anticipated cash needs, particularly for additional due diligence on acquisition candidates. The Company may seek to raise such needed funds through the sale of its shares of stock or by borrowing. No assurance can be given that the Company will be able to raise the necessary funds on terms acceptable to the Company if at all.

Item 3.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer, Jack I. Ehrenhaus, and Chief Financial Officer, Jack I. Ehrenhaus, have reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, Mr. Ehrenhaus believes that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to him by others within the Company.

         (b) Changes in Internal Controls Over Financial Reporting. There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities.

         Recent Sales of Unregistered Securities

         None

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our shareholders during the first quarter.

Item 5. Other Information.


         Recent Sale of Unregistered Securities

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a) List of Exhibits attached or incorporated by referenced pursuant to
Item 601 of Regulation S-B.


       Exhibit           Description
       -------           -----------
        (2) Plan of acquisition, reorganization, arrangement, liquidation or succession (1)
        (3)     Articles of incorporation and by-laws (i)
        (4) Instruments defining the rights of security holders, including indentures (i)
        (9)     Voting trust agreements (ii)
        (10)    Material contracts (ii)
        (11)    Statement re: computation of per share earnings (ii)
        (12)    Statement re: computation of ratios (ii)
        (13)    Annual report to security holders (ii)
        (16)    Letter re: change in certifying accountants (i)
        (18)    Letter re: change in accounting principles (ii)
        (21)    Subsidiaries of the registrant (iii)
        (22) Published report regarding matters submitted to a vote of security holders (i)
        (23)    Consents of experts and counsel (ii)
        (24)    Power of attorney (ii)
        (31.1) Certification of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act) (iii)
        (31.2) Certification of Chief Financial Officer (Section 302 of Sarbanes-Oxley Act) (iii)
        (32.1) Certification of Chief Executive Officer (Section 906 of Sarbanes-Oxley Act) (iv)
        (32.2) Certification of Chief Financial Officer (Section 906 of Sarbanes-Oxley Act) (iv)

        (i) Information or document provided in previous filing with the Commission
        (ii)    Information or document not applicable to registrant
        (iii)   Information or document included as exhibit to this Form 10-K
        (iv)    Document furnished with this Form 10-K

        (b) Reports on Form 8-K.

        The Company filed no reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                        CONSUMERS FINANCIAL CORPORATION


Dated: January 12, 2005
                                        By /s/ Jack I. Ehrenhaus
                                          --------------------------------------
                                          Jack I. Ehrenhaus
                                          President, Chief Executive Office and
                                          Chief Financial Officer