Form 10QSB
period 2004-06-30
CONSUMERS FINANCIAL CORP
filed 2005-01-12
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2004; or

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

         Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares outstanding of the registrant's common stock, $0.01 par value, as of January 12, 2005, was 38,167,499.

         Transitional Small Business Disclosure Format. Yes [ ]  No [X]

                         CONSUMERS FINANCIAL CORPORATION

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2004

                                      INDEX

                                                                            Page
                                                                            ----

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited) ........................    3

                  Consolidated Balance Sheet ..............................    4
                  Consolidated Statements of Operations ...................    5
                  Consolidated Statements of Cash Flows ...................    6
                  Notes to the Consolidated Financial Statements ..........    7

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ....................................   11

         Item 3.  Controls and Procedures .................................   14

Part II. Other Information

         Item 1.  Legal Proceedings .......................................   14

         Item 2.  Changes in Securities ...................................   15

         Item 3.  Defaults Upon Senior Securities .........................   15

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ........................................   15

         Item 5.  Other Information .......................................   15

         Item 6.  Exhibits and Reports on Form 8-K ........................   __

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                       June 30, 2004 and December 31, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              June 30,      December 31,
                                                                2004            2003
                                                            ------------    ------------
                                                             (Unaudited)
CURRENT ASSETS
      Cash                                                  $        100    $        100
      Prepaid expenses                                            13,300          13,300
                                                            ------------    ------------
            Total Current Assets                                  13,400          13,400
                                                            ------------    ------------
FIXED ASSETS, NET                                                  1,556           2,047
                                                            ------------    ------------
OTHER ASSETS
      Restricted cash held in escrow                             284,799         284,402
      Prepaid insurance                                           42,116          48,767
                                                            ------------    ------------
            Total Other Assets                                   326,915         333,169
                                                            ------------    ------------
            TOTAL ASSETS                                    $    341,871    $    348,616
                                                            ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Bank overdraft                                        $      3,690    $      7,242
      Accounts payable and accrued expenses                      362,863         347,582
      Contingent liability                                       355,676         355,676
      Reserve for partnership liabilities                        200,000         200,000
      Notes payable                                              110,000          20,000
      Notes payable - related                                     61,505          38,806
                                                            ------------    ------------
            Total Current Liabilities                          1,093,734         969,306
                                                            ------------    ------------
            TOTAL LIABILITIES                                  1,093,734         969,306
                                                            ------------    ------------
REDEEMABLE PREFERRED STOCK
      Preferred stock; 10,000,000 shares authorized;
      68,376 shares issued and outstanding                       676,855         675,129
                                                            ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; 40,000,000 shares authorized,
        at $0.01 par value,  23,931,499 and 17,550,731
        shares and outstanding, respectively                     239,315         175,507
      Additional paid-in capital                              11,781,746      11,526,316
      Treasury stock - preferred                                 (18,070)        (18,070)
      Deferred compensation                                         --           (85,800)
      Deficit accumulated prior to the development stage     (12,893,772)    (12,893,772)
      Deficit accumulated during the development stage          (537,937)             --
                                                            ------------    ------------
            Total Stockholders' Equity (Deficit)              (1,428,718)     (1,295,819)
                                                            ------------    ------------
            TOTAL LIABILITIES, REDEEMABLE PREFERRED
              STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)      $    341,871    $    348,616
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

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                 From Inception
                                                                                                     of the
                                           For the Three                   For the Six          Development Stage
                                           Months Ended                   Months Ended          on January 1, 2004
                                             June 30,                        June 30,                Through
                                   ----------------------------    ----------------------------     June 30,
                                       2004            2003            2004            2003           2004
                                   ------------    ------------    ------------    ------------    ------------
REVENUES                           $       --      $       --      $       --      $       --      $       --

EXPENSES
      General and Administrative        309,569          96,422         526,198         222,633         526,198
      Depreciation                          245            --               490            --               490
                                   ------------    ------------    ------------    ------------    ------------
           Total Expenses               309,814          96,422         526,688         222,633         526,688
                                   ------------    ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                   (309,814)        (96,422)       (526,688)       (222,633)       (526,688)
                                   ------------    ------------    ------------    ------------    ------------

OTHER EXPENSES
      Interest income                      --              --               397            --               397
      Interest expense                   (2,321)           --            (9,721)           --            (9,721)
      Other income                         --             2,098            --             3,015            --
                                   ------------    ------------    ------------    ------------    ------------
           Total Other Expenses          (2,321)          2,098          (9,324)          3,015          (9,324)
                                   ------------    ------------    ------------    ------------    ------------
NET LOSS                           $   (312,135)   $    (94,324)   $   (536,012)   $   (219,618)   $   (536,012)
                                   ============    ============    ============    ============    ============
BASIC LOSS PER SHARE               $      (0.02)   $      (0.02)   $      (0.03)   $      (0.04)
                                   ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING              19,584,163       5,276,781      18,573,064       5,276,781
                                   ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           From Inception
                                                                                               of the
                                                                      For the Six         Development Stage
                                                                     Months Ended         on January 1, 2004
                                                                       June 30,               Through
                                                               ------------------------       June 30,
                                                                  2004         2003            2004
                                                                ---------    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $(536,012)   $(219,618)      $(536,012)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
           Provision for loss on loan receivable                     --         27,500            --
           Depreciation                                               491         --               491
           Common stock issued for services                       319,038         --           319,038
           Amortization of deferred compensation                   85,800         --            85,800
     Changes in operating assets and liabilities:
           Change in restricted cash                                 (397)        --              (397)
           (Increase) decrease in prepaid expenses                  6,651       50,784           6,651
           Increase (decrease in accounts payable and
             accrued expenses                                      15,282        1,840          15,282
                                                                ---------    ---------       ---------
                Net Cash Used by Operating Activities            (109,147)    (139,494)       (109,147)
                                                                ---------    ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
           Loan to majority shareholder                              --        (27,500)           --
           Cash withdrawn from preferred stock escrow account        --         12,958            --
           Purchase of fixed assets                                  --         (2,946)           --
                                                                ---------    ---------       ---------
                Net Cash Used by Investing Activities                --        (17,488)           --
                                                                ---------    ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
           Net proceeds from notes payable                         90,000         --            90,000
           Purchase of redeemable preferred stock                    --         (8,060)           --
           Net proceeds from notes payable - related               22,699         --            22,699
           Change in bank overdraft                                (3,552)        --            (3,552)
                                                                ---------    ---------       ---------
                Net Cash Provided (Used) by Financing
                  Activities                                      109,147       (8,060)        109,147

           NET DECREASE IN CASH                                      --       (165,042)           --

           CASH AT BEGINNING OF PERIOD                                100      165,758             100
                                                                ---------    ---------       ---------
           CASH AT END OF PERIOD                                $     100    $     716       $     100
                                                                =========    =========       =========
SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION

     CASH PAID FOR:
           Interest                                             $    --      $    --         $    --
           Income Taxes                                         $    --      $    --         $    --

     NON-CASH FINANCING ACTIVITIES
           Common stock issued for services                     $ 319,038    $    --         $ 319,038


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at for the three and six months ended June 30, 2004 and 2003, and from inception of the development stage on January 1, 2004 through June 30, 2004, and for all periods presented herein, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at June 30, 2004, the Company had minimal current assets totaling $13,400, and its current liabilities of $1,093,734 exceeded its current assets by $1,080,334, the Company had an accumulated deficit of $13,431,709, and was delinquent in its payments on certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 3 - SIGNIFICANT EVENTS (Continued)

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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 5 - SUBSEQUENT EVENTS

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

         Results of Operations

         A discussion of the material factors which affected the Company's results of operations for the three and six months ended June 30, 2004 and 2003 is presented below.

THREE MONTHS ENDED June 30, 2004

         For the three months ended June 30, 2004, the Company reported a net loss of $312,135 ($0.02 per share) compared to a net loss of $94,324 ($0.02 per share) in the second quarter of fiscal 2003. Since the Company now has only a nominal amount of revenues, the current period net loss is primarily the result of increased expenses incurred while the Company is developing new business opportunities. During the second quarter of 2004, these expenses consisted principally of salaries to two officers, and audit, legal, and consulting fees.

         The Company's net loss for the second quarter of 2003 was $94,324 ($0.02 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

SIX MONTHS ENDED June 30, 2004

         For the six months ended June 30, 2004, the Company reported a net loss of $536,012 ($0.03 per share) compared to a net loss of $219,618 ($0.04 per share) in the first six months of fiscal 2003. Since the Company now has only a nominal amount of revenues, the current period net loss is primarily the result of increased expenses incurred while the Company is developing new business opportunities. During the first six months of 2004, these expenses consisted principally of salaries to two officers, and audit, legal, and consulting fees.

         The Company's net loss for the first six months of 2003 was $219,618 ($0.04 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

         Liquidity

         During the six months ended June 30, 2004 and 2003, the Company used cash in operations of $109,147 and $139,494, respectively. The Company had cash on hand of $100 as of June 30, 2004 compared to $716 cash as of June 30, 2003. The Company received $90,000 cash proceeds from the issuance of notes payable, and an additional 22,699 from notes to related parties during the six months ended June 30, 2004.

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

Item 2. Changes in Securities.

         Recent Sales of Unregistered Securities

         On June 1, 2004, the Company issued an aggregate of 4,943,400 restricted shares of common stock to its two primary executive officers, Mr. Jack I. Ehrenahus and Mr. Donald J. Hommel for administrative services rendered to the Company. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

         On June 1, 2004, the Company issued and additional 1,437,638 restricted shares of common stock to the Company's CEO and COO, Donald J. Hommel and Jack
I. Ehrenhaus, respectively, for bonus compensation. The securities were issued pursuant to an exemption from registration provided under Section 4(2) and 4(6) of the Securities Act of 1933. The parties to whom the shares were issued received information concerning the Company. The shares were appropriately restricted. No underwriters were involved in the transactions and no commissions were paid.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of our shareholders during the first quarter.

Item 5. Other Information.

         None applicable.

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

                                        CONSUMERS FINANCIAL CORPORATION


Dated: January 12, 2005

                                        By /s/ Jack I. Ehrenhaus
                                          -------------------------------------
                                          Jack I. Ehrenhaus
                                          President, Chief Executive Office and
                                          Chief Financial Officer