Form 10QSB
period 2004-09-30
CONSUMERS FINANCIAL CORP
filed 2005-01-18
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2004; or

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

      Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      The number of shares outstanding of the registrant's common stock, $0.01 par value, as of January 11, 2005, was 38,167,499.

      Transitional Small Business Disclosure Format. Yes |_| No |X|

                         CONSUMERS FINANCIAL CORPORATION

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2004

                                      INDEX

                                                                        Page
                                                                        ----
Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3

                  Consolidated Balance Sheet ........................ F-1
                  Consolidated Statements of Operations ............. F-2
                  Consolidated Statements of Cash Flows.............. F-3
                  Notes to the Consolidated Financial Statements .... F-4

         Item 2.  Management's Discussion and Analysis
                           or Plan of Operation .......................11

         Item 3.  Controls and Procedures ...........................  14

Part II. Other Information

         Item 1.  Legal Proceedings .................................  14

         Item 2.  Changes in Securities .............................  15

         Item 3.  Defaults Upon Senior Securities ...................  15

         Item 4.  Submission of Matters to a Vote of
                           Security Holders ...........................15

         Item 5.  Other Information .................................  15

         Item 6.  Exhibits and Reports on Form 8-K ..................  __

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS


                    September 30, 2004 and December 31, 2003

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                   September 30,   December 31,
                                                                       2004             2003
                                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT ASSETS

      Cash                                                         $    101,656    $        100
      Prepaid expenses                                                   13,965          13,300
                                                                   ------------    ------------

            Total Current Assets                                        115,621          13,400
                                                                   ------------    ------------

FIXED ASSETS, NET                                                         1,310           2,047
                                                                   ------------    ------------

OTHER ASSETS

      Restricted cash held in escrow                                     21,299         284,402
      Prepaid insurance                                                  38,391          48,767
                                                                   ------------    ------------

            Total Other Assets                                           59,690         333,169
                                                                   ------------    ------------

            TOTAL ASSETS                                           $    176,621    $    348,616
                                                                   ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Bank overdraft                                               $         --    $      7,242
      Accounts payable and accrued expenses                             482,304         347,582
      Contingent liability                                              355,676         355,676
      Reserve for partnership liabilities                               200,000         200,000
      Notes payable                                                      70,000          20,000
      Notes payable - related                                            52,423          38,806
                                                                   ------------    ------------

            Total Current Liabilities                                 1,160,403         969,306
                                                                   ------------    ------------

            TOTAL LIABILITIES                                         1,160,403         969,306
                                                                   ------------    ------------

REDEEMABLE PREFERRED STOCK

      Preferred stock; 10,000,000 shares authorized;
      68,376 shares issued and outstanding                              677,718         675,129
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 40,000,000 shares authorized,
        at $0.01 par value,  23,931,499 and 17,550,731
        shares and outstanding, respectively                            239,315         175,507
      Additional paid-in capital                                     11,781,746      11,526,316
      Treasury stock - preferred                                        (18,070)        (18,070)
      Deferred compensation                                                  --         (85,800)
      Deficit accumulated prior to the development stage            (12,893,772)    (12,893,772)
      Deficit accumulated during the development stage                 (770,719)             --
                                                                   ------------    ------------

            Total Stockholders' Equity (Deficit)                     (1,661,500)     (1,295,819)
                                                                   ------------    ------------

            TOTAL LIABILITIES, REDEEMABLE PREFERRED
              STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)             $    176,621    $    348,616
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

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                      From Inception
                                                                                                          of the
                                              For the Three                    For the Nine           Development Stage
                                              Months Ended                     Months Ended           on January 1, 2004
                                              September 30,                    September 30,               Through
                                       ----------------------------    ----------------------------     September 30,
                                           2004             2003           2004            2003             2004
                                       ------------    ------------    ------------    ------------    ------------
REVENUES                               $         --    $         --    $         --    $         --    $         --

EXPENSES

      General and Administrative            249,068       3,555,855         777,751       3,668,119         777,751
      Bad debt expense                           --          27,500              --          27,500              --
      Depreciation                              245             899             736             899             736
                                       ------------    ------------    ------------    ------------    ------------

           Total Expenses                   249,313       3,584,254         778,487       3,696,518         778,487
                                       ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (249,313)     (3,584,254)       (778,487)     (3,696,518)       (778,487)
                                       ------------    ------------    ------------    ------------    ------------

OTHER EXPENSES

      Interest income                            --           2,431             396           2,461             396
      Interest expense                       (1,558)         (5,648)        (11,279)         (5,648)        (11,279)
      Proceeds from litigation
        settlement                               --          35,000              --          17,500              --
      Gain on extinguishment of debt             --          20,000              --          20,000              --
      Other income                           18,952             654          21,439           1,447          21,439
                                       ------------    ------------    ------------    ------------    ------------

           Total Other Expenses              17,394          52,437          10,556          35,760          10,556
                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                               $   (231,919)   $ (3,531,817)   $   (767,931)   $ (3,660,758)   $   (767,931)
                                       ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                   $      (0.01)   $      (0.37)   $      (0.04)   $      (0.54)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 23,931,499       9,524,750      20,355,464       6,784,643
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

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                    From Inception
                                                                                                        of the
                                                                          For the Nine             Development Stage
                                                                          Months Ended             on January 1, 2004
                                                                          September 30,                 Through
                                                                  -----------------------------       September 30,
                                                                       2004            2003              2004
                                                                  -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                     $    (767,931)   $  (3,660,758)   $    (767,931)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Provision for loss on loan receivable                              --               --               --
          Depreciation                                                      737              889              737
          Common stock issued for services                              319,038        2,598,390          319,038
          Amortization of deferred compensation                          85,800               --           85,800
          Redemptionof preferred stock                                       --           50,345               --
          Accretion of preferred stock                                       --           (3,596)              --
     Changes in operating assets and liabilities:
          Change in restricted cash                                     263,103           29,823          263,103
          (Increase) decrease in prepaid expenses                         9,711           17,120            9,711
          (Increase) decrease in other assets                                --           53,050               --
          Increase (decrease in accounts payable and
            accrued expenses                                            134,723          238,963          134,723
          Increase in contingent and other liabilities                       --          555,676               --
                                                                  -------------    -------------    -------------

               Net Cash Provided (Used) by Operating Activities          45,181         (120,098)          45,181
                                                                  -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of fixed assets                                           --           (2,936)              --
                                                                  -------------    -------------    -------------

               Net Cash Used by Investing Activities                         --           (2,936)              --
                                                                  -------------    -------------    -------------

CASH FLOWS FROM FINIANCING ACTIVITIES

          Net proceeds from notes payable                                50,000           20,000           50,000
          Purchase of redeemable preferred stock                             --          (18,070)              --
          Change in redeemable preferred stock                               --          (64,820)              --
          Net proceeds from notes payable - related                      13,617           28,006           13,617
          Change in bank overdraft                                       (7,242)              --           (7,242)
                                                                  -------------    -------------    -------------

               Net Cash Provided (Used) by Financing
                 Activities                                              56,375          (34,884)          56,375
                                                                  -------------    -------------    -------------

          NET INCREASE (DECREASE) IN CASH                               101,556         (157,918)         101,556

          CASH AT BEGINNING OF PERIOD                                       100          165,758              100
                                                                  -------------    -------------    -------------

          CASH AT END OF PERIOD                                   $     101,656    $       7,840    $     101,656
                                                                  =============    =============    =============

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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at for the three and nine months ended September 30, 2004 and 2003, and from inception of the development stage on January 1, 2004 through September 30, 2004, and for all periods presented herein, have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at September 30, 2004, the Company had current assets totaling $115,621, and its current liabilities of $1,160,403 exceeded its current assets by $1,044,782, the Company had a total accumulated deficit of $13,664,491, and was delinquent in its payments on certain accounts payable. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - LITIGATION

       The Company is currently in arbitration against its co-defendant, Life of the South, from a previously settled claim. Life of the South is seeking to recover from the Company its share of the settlement totaling $17,500, un-reimbursed fees of $27,825 plus interest, attorney fees and cost of arbitration from the Company. The arbitration is in its initial stages and while the outcome can not be predicted, the Company believes the arbitration will be settled in favor of the Company.

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

THREE MONTHS ENDED September 30, 2004

     For the three months ended September 30, 2004, the Company reported a net loss of $231,919 ($0.01 per share) compared to a net loss of $3,581,817 ($0.37 per share) in the third quarter of fiscal 2003. Since the Company now has only a nominal amount of revenues, the current period net loss is primarily the result of expenses incurred while the Company is developing new business opportunities. During the third quarter of 2004, these expenses consisted principally of salaries to two officers, and audit, legal, and consulting fees.

     The Company's net loss for the third quarter of 2003 was $3,581,817 ($0.37 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries, a provision for the Company's default on its office lease, a provision for the Company's potential liabilities associated with its Vaughn subsidiary and other expense incurred while exploring business opportunities.

NINE MONTHS ENDED September 30, 2004

     For the nine months ended September 30, 2004, the Company reported a net loss of $767,931 ($0.04 per share) compared to a net loss of $3,660,758 ($0.54 per share) in the first nine months of fiscal 2003. Since the Company now has only a nominal amount of revenues, the current period net loss is primarily the result of expenses incurred while the Company is developing new business opportunities. During the first nine months of 2004, these expenses consisted principally of salaries to two officers, and audit, legal, and consulting fees.

     The Company's net loss for the first nine months of 2003 was $3,660,758 ($0.54 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries, a provision for the Company's default on its office lease, a provision for the Company's potential liabilities associated with its Vaughn subsidiary and other expense incurred while exploring business opportunities.

         Liquidity

         During the nine months ended September 30, 2004 and 2003, the Company provided (used) cash in operations of $45,181 and $(120,098), respectively. The Company had cash on hand of $101,656 as of September 30, 2004 compared to $7,840 cash as of September 30, 2003. The Company received $50,000 net cash proceeds from the issuance of notes payable, and an additional 13,617 from notes to related parties during the nine months ended September 30, 2004. However, the largest inflow of non-restricted cash during the period came from the liquidation of the Company's previously restricted escrow account reserve for preferred shareholders. The Company received a legal opinion stating that the Company was not required to keep this cask in reserve, so it was transferred into an operating account during the period.

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

      (22) Published report regarding matters submitted to a vote of security holders (i)

      (23)  Consents of experts and counsel (ii)

      (24) Power of attorney (ii) (31.1)Certification of Chief Executive Officer (Section 302 of Sarbanes-Oxley Act) (iii)

      (31.2)Certification of Chief Financial Officer (Section 302 of
            Sarbanes-Oxley Act) (iii)

      (32.1)Certification of Chief Executive Officer (Section 906 of
            Sarbanes-Oxley Act) (iv)

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

                                      CONSUMERS FINANCIAL CORPORATION


Dated: January 13, 2005
                                      By
                                        ---------------------------------------
                                        Jack I. Ehrenhaus
                                        President, Chief Executive Office and
                                        Chief Financial Officer