Form 10KSB
period 2004-12-31
CONSUMERS FINANCIAL CORP
filed 2005-10-24
CIK 100320

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                         Commission File Number: 0-2616

                             -----------------------

                         CONSUMERS FINANCIAL CORPORATION
                 (Name of Small Business Issuer in Its charter)

        PENNSYLVANIA                                        23-1666392
 (State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

                   132 Spruce Street, Cedarhurst, NY        11516
               (Address of Principal Executive Offices)   (Zip Code)

                                 (516) 792-0900
                (Issuer's Telephone Number, including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, ($0.001 par value; voting)

         8.5 % Preferred Stock, Series A; ($1.00 par value; non-voting)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [x]

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      The Issuer's revenues for the most recent fiscal year ended December 31, 2004 were $-0-. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on October 1, 2005 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $546,753. The number of shares of the Registrant's common stock issued and outstanding on October 17, 2005, was 54,675,311 (post-split).

      Transitional Small Business Disclosure Format. Yes [ ] No [x]

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Description of Business
Item 2.    Description of Property
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters
Item 6.    Management's Discussion and Analysis or Plan of Operation
Item 7.    Financial Statements
Item 8.    Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure
Item 8A.   Controls and Procedures
Item 8B.   Other Information

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and Management
            Related Stockholder Matters
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits
Item 14.   Principal Accountant Fees and Services

                              CAUTIONARY STATEMENT

      Some of the statements contained in this Form 10-KSB for Consumers Financial Corporation and Subsidiaries ("the Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. These statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, for example:

      o the success or failure of management's efforts to implement their business strategy;

      o the ability of the Company to raise sufficient capital to meet operating requirements;

      o     the effect of changing economic conditions;

      o     the ability of the Company to attract and retain quality employees;
            and

      o     other risks which may be described in future filings with the SEC.

      Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors" as well as those noted in the documents incorporated herein by reference. Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      On January 1, 2004, the Company re-entered the development stage, whereby the Company began to reformulate its business plan, and sought to accumulate the financing and strategic alliances necessary to implement its plan. As of December 31, 2004 Company remains in the development stage, as principal operations have not materially commenced. Currently, the Company is actively seeking out new business ventures and opportunities. The Company is seeking to expand its operations into the real estate, construction management, medical technologies and insurance industries, through an aggressive acquisition strategy.

                               PLAN OF OPERATIONS

      As discussed above, the Company intends to initially expand into the real estate, construction management, insurance agent and medical technology industries through a combination of strategic alliances, mergers or consolidations, or acquisitions.

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

      On February 28 2005 and amended on April 4, 2005, the Company entered into an Investment Exchange Agreement ("the Agreement") with Cross Capital Fund, LLC ("the Fund"). According to the terms of the Agreement, the Company made a capital contribution of 4,000,000 Series D convertible preferred shares to the Fund and the Company received from the Fund an Investor Membership Interest in the amount of $4,000,000. In addition, the Company agreed to pay to the Fund a monthly maintenance fee of $10,000.

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

                              EMPLOYEES AND AGENTS

      As of September 1, 2005, the Company had only one full-time employee, who also acts as the sole officer of the Company. Jack I. Ehrenhaus, the Company's President, chairman, and chief executive officer, currently receives cash or stock compensation from the Company in his capacity as officer and employee. Mr. Shalom Maidenbaum, who was the Company's Vice President, resigned as an officer and director of the Company during the 4th Quarter of 2003. Mr. Donald Hommell was terminated by a majority vote as officer and director of the Company in November, 2004.

      The Company maintained insurance coverage against employee dishonesty, theft, forgery and alteration of checks and similar items until October 2003. Although the Company is in the process of obtaining new coverage, there can be no assurance that the Company will be able to obtain such coverage or that it will not experience uninsured losses.

ITEM 2. PROPERTIES

      The Company leased approximately 400 square feet of office space, on a month-to-month basis, at 1525 Cedar Cliff Drive, Camp Hill, Pennsylvania until October 31, 2003. The monthly rent for this space was $400. The Company leases an additional 800 square feet of office space in Cedarhurst, New York under a lease that expired on December 31, 2003 and is now on a month-to-month basis. The monthly rent for this space is $850 per month. Until December 31, 2002, the Company also leased approximately 1,100 square feet of warehouse space for the storage of its records. The monthly rent for this space was approximately $650. The Company terminated this lease as of December 31, 2002 and effective January 1, 2003, entered into a month-to-month lease for approximately 550 square feet at a monthly rent of $325. The Company's office and warehouse space are adequate for its current needs

ITEM 3. LEGAL PROCEEDINGS

Life of the South

The Company was in arbitration against its co-defendant, Life of the South, from a previously settled claim. Life of the South was seeking to recover from the Company its share of the settlement totaling $17,500, its unreimbursed fees of $27,825 plus interest, attorney fees and cost of arbitration from the Company. During the year ended December 31, 2004 the case was decided in favor of the Company, and the Company was granted an award of $18,952, and Life of the South's claim was denied in its entirety.

Securities and Exchange Commission Investigation

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

Robert Half International

On July 25, 2005, Robert Half International ("RHI"), a professional staffing agency, filed a claim against the Company in which RHI seeks $46,855 ("the award"), from the Company, being the purported value of services performed by RHI on behalf of the Company. The Company is currently in the process of attempting to negotiate a settlement with RHI for an amount less than the full award amount. If such negotiations are unsuccessful, the Company will ultimately be forced to pay to RHI the full award amount.

Gold Op Holdings

During the 2004 and 2005 calendar years, the Company issued an aggregate total of 6,400,000 post-split common shares ("the shares") to Gold Op Holdings, Inc. in exchange for a promissory note totaling $1,000,000 ("the Note"). In July 2005, the Company had not received any payments on the Note, and elected to issue a demand letter for the return of the shares. The Company received not response to the demand letter. In July 2005, a summons and complaint was served on Gold Op Holdings, Inc., to enforce the note, and or return the shares. Through the date of this report the Company has received on response from Gold Op, and the Company intends to seed a summary judgment against Gold Op.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      In October of 2003, Mr. Donald J. Hommel was dismissed with cause as President and Chief Executive Officer of the Company by a majority vote of the shareholders. Mr. Hommel was replaced in these positions by Mr. Jack I. Ehrenhaus in October, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Consumers Financial Corporation common stock was traded on the NASDAQ National Market System with a ticker symbol of CFIN until June 1, 1998 when it was de-listed by NASDAQ for non-compliance with NASDAQ's market value of public float requirements. The Company's Convertible Preferred Stock, Series A, was also traded on the NASDAQ National Market System until March 16, 1998, when it was also delisted by NASDAQ for non-compliance with the public float requirement of a minimum of 750,000 shares. Since the shareholders of the Company approved the Plan of Liquidation on March 24, 1998, the Company did not appeal the delisting decision for either the common or preferred stock, nor did it take any steps to come into compliance with the new rules or attempt to seek inclusion on the NASDAQ Small Cap Market. The Company is currently delisted to the Pink Sheets as a result of its untimely filing of it 3rd Quarter Report on Form 10-QSB.

      Quarterly high and low bid prices for the Company's common stock, based on information provided by The National Association of Securities Dealers ("NASD") through the NASD OTC Bulletin Board, are presented below. Such prices do not reflect prices in actual transactions and exclude retail mark-ups and mark-downs and broker commissions.

           1st       2nd      3rd      4th        1st      2nd      3rd      4th
       Quarter   Quarter  Quarter  Quarter    Quarter  Quarter  Quarter  Quarter
          2004     2004     2004      2004       2003     2003     2003     2003

Common Stock

High      1.10     0.80     1.30      1.10      4.50     3.00     4.30      1.50

Low       0.50     0.30     0.50      0.20      4.50     3.00     2.50      0.80

      As of December 31, 2004, there were approximately 6,446 shareholders of record who collectively held 3,793,159 common shares and 18 shareholders of record of the Convertible Preferred Stock, Series A, who held 72,226 shares. The number of shareholders presented above excludes individual participants in securities positions listings.

      Dividends on both the Company's common stock and Convertible Preferred Stock Series A are declared by the Board of Directors. No common stock dividends have been paid since 1994. The payment of dividends on the common stock in the future, if any, will be subordinate to the preferred stock, must comply with the provisions of the Pennsylvania Business Corporation Law and will be determined by the Board of Directors. In addition, the payment of such dividends will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Dividends on the preferred stock are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share. The dividends payable, collectively totaling $58,198, due on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividends payable on January 1, April 1, July 1 and October 1, 2004 also has not been declared or paid by the Company. The aggregate dividends in arrears for all quarters equals $74,205. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of its common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends , the holders of the preferred stock are entitled, only while such arrears exists, to elect two additional members to the then existing Board of Directors. The preferred shareholders have not elected these two additional directors as of this date.

      In the event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

      The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,453 and $4,134 for the years ended December 31, 2004 and 2003, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                                                          Years Ended December 31,
                                                                          ------------------------
                                                  2004              2003             2002              2001              2000
                                             ------------      ------------      ------------      ------------      ------------
Selling, general and
  administrative expenses                    $    534,528      $  1,245,582      $    527,805      $    869,196      $  2,501,146
Other income                                        2,487            16,813           584,589           268,369           949,066
Income (Loss) before income taxes              (1,283,116)       (3,752,404)           56,784          (600,827)       (1,552,080)
Income taxes                                           --                --                --                --                --
Net Income (Loss)                              (1,283,116)       (3,752,404)           56,784          (600,827)       (1,552,080)
Other comprehensive income (loss)                      --                --           (54,702)           27,539            44,015
Comprehensive income (loss)                  $ (1,283,116)     $ (3,752,404)     $      2,082      $   (573,288)     $ (1,508,065)

Per share data (a):
Basic and diluted loss per
  common share                               $      (0.50)     $      (3.97)     $      (0.80)     $      (3.90)     $      (7.60)

Weighted average number of common
  shares outstanding                            2,575,076           946,372           350,124           257,770           257,823

Total assets                                 $     64,838      $    348,616      $    597,766      $  2,832,651      $ 25,304,782
Redeemable preferred stock                        678,582           675,129           739,949         4,428,381         4,444,197
Shareholders' deficiency                       (1,930,319)       (1,295,819)         (196,485)       (2,079,119)       (1,124,157)

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

      On October 17, 2002, the Board of Directors appointed Shalom S. Maindenbaum, Esq., as a Director of the Company to fill an existing vacancy on the Board. In addition, the Directors elected Mr. Hommel as the Company's Treasurer and Mr. Maidenbaum as the Company's Vice President and Secretary. On March 13, 2003, the Board of Directors appointed William T. Konczynin as an additional Director to fill an existing vacancy and Chairman of the Audit Committee. Jack I. Ehrenhaus was appointed as Chairman of the Board in April 2003 and has served as the Company's Chief Operating Officer effective January 1, 2003.

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

      At December 31, 2004, Vaughn operated a garden-type apartment complex in Springfield, Illinois as its sole operation. The Company intends to acquire additional real estate operations exclusive of Vaughn and to establish majority-owned operating subsidiaries to accommodate these acquisitions in the future.

      At December 31, 2004 the Company had no business operations and its revenue and expenses during the previous five years have been non-operating in nature.

      At December 31, 2004 the Company's shareholders' deficiency totaled $1,930,319, as compared with a shareholders' deficiency of $1,295,819 at December 31, 2003.

      For the year ended December 31, 2004 the Company's net loss was $1,283,116 as compared with a net loss of $3,752,404 for the year ended December 31, 2003.

      Dividends to preferred shareholders totaled $-0- and $-0- in 2004 and 2003, respectively.

                              RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2004

      For the year ended December 31, 2004, the Company reported a net loss of $1,283,116 as compared with a loss of $3,752,404 for 2003. In 2004, the Company incurred an expense of $247,031 pertaining to a loss on the Company's stock subscription receivable, $303,110 in professional fees, $523,125 in officer compensation and other consulting expenses paid for by the issuance of shares of common stock, and approximately $534,528 in additional selling, general and administrative expenses against a nominal amount of non-operating income. During the same period in 2003, the Company reported a net loss of $3,752,404 primarily as a result of one $2,495,236 in salaries and wages, and $1,245,582 in other general and administrative expenses.

                               FINANCIAL CONDITION

      CAPITAL RESOURCES

      Other than as described below, the Company currently has no material commitments for any capital expenditures. However, if the Company develops certain planned strategic alliances or identifies a target company to be merged or otherwise combined with the Company, the Company's plans regarding capital expenditures and related commitments are likely to change.

      During the year ended December 31, 2004, the Company's cash and cash equivalents increased by $14,907 to $15,007, principally as a result of the Company paying officer salaries through the issuance of common stock, coupled with the Company receiving cash loans from its primary officer, Jack Ehrenhaus. The Company has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

      LIQUIDITY

      In connection with the acquisition of the Company by CFC Partners, substantially all of the Company's remaining liquid assets were used to complete a tender offer to the preferred shareholders in August 2002. At December 31, 2003, the Company had a bank overdraft of $7,242. Furthermore, as of that date, the Company had no significant business operations, sources of operating revenues and cash flows. From that time the only significant sources of capital for the Company were through debt and equity financing. The Company is currently pursuing various business opportunities, including strategic alliances as well as the merger or combination of existing businesses with the Company, in order to develop revenue streams and increase positive cash flow. The Company's management is initially focusing on joint ventures with, or acquisitions of, companies in the real estate, construction management and medical technology segments. However, there are no assurances that the Company's effort in this regard will be successful.

      As indicated above, the Company currently has no ability to pay any significant additional expenses until it either develops new revenue sources or obtains financing. Without new revenues and/or immediate financing, management's efforts to develop the Company's real estate, construction and medical technology businesses are not likely to succeed.

      During the year ended December 31, 2004, the Company's operating activities used $79,468 in cash, as compared to $236,700 in the 2003 calendar year. This decrease is attributable primarily to a sharp decrease in the value of common stock issued for services rendered in 2003 to 2004. The Company had cash on had totaling $15,007 at December 31, 204.

      GOING CONCERN AND MANAGEMENT PLANS

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2004 the Company had current assets of $28,308, current liabilities of $1,316,575, a shareholders' deficit of $1,930,319 and was delinquent in its payment to several of its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company is currently pursuing various business opportunities for the Company, including strategic alliances, as well as the merger or combination of existing businesses within the Company. The new management of the Company is initially focusing on joint ventures with, or acquisitions of, companies in the real estate, construction management and medical technology sectors as well as the direct purchase of income-producing real estate. Furthermore, the Company has finalized an Investment Exchange Agreement with Cross Capital Fund, which management anticipates will be the source of future capital inflows in the form of dividends. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

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

      The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,453 and $3,595 for the years ended December 31, 2004 and 2003, respectively.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm................. F-3

Consolidated Balance Sheet.............................................. F-4

Consolidated Statements of Operations................................... F-5

Consolidated Statements of Stockholders' Equity (Deficit)............... F-6

Consolidated Statements of Cash Flows .................................. F-8

Notes to the Financial Statements....................................... F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Consumers Financial Corporation and Subsidiaries
(A Development Stage Company)
Cedarhurst, New York

We have audited the accompanying consolidated balance sheet of Consumers Financial Corporation and Subsidiaries (a development stage company) (the Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003, and from inception of the development stage on January 1, 2003 through December 31, 2004. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consumers Financial Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, and from inception of the development stage on January 1, 2003 through December 31, 2004, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recent losses from operations, has a deficit in working capital and a stockholders' deficit. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
September 1, 2005

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                   December 31,
                                                                        2004
                                                                   ------------
CURRENT ASSETS

   Cash                                                            $     15,007
   Prepaid expenses, current portion                                     13,301
                                                                   ------------

      Total Current Assets                                               28,308
                                                                   ------------

FIXED ASSETS, NET (Note 5)                                                1,065
                                                                   ------------

OTHER ASSETS

   Prepaid expenses, non-current portion                                 35,465
                                                                   ------------

      Total Other Assets                                                 35,465
                                                                   ------------

      TOTAL ASSETS                                                 $     64,838
                                                                   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses                           $    600,476
   Contingent liability (Note 6)                                        355,676
   Reserve for partnership liabilities (Note 10)                        200,000
   Note payable (Note 16)                                               110,000
   Notes payable - related parties (Note 17)                             50,423
                                                                   ------------

      Total Current Liabilities                                       1,316,575
                                                                   ------------

REDEEMABLE PREFERRED STOCK

   Preferred stock, 10,000,000 shares authorized, 68,376
   shares issued and outstanding                                        678,582
                                                                   ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.01 par value, 40,000,000 shares authorized,
     3,793,149 shares issued and outstanding                             37,932
   Additional paid-in capital                                        12,473,129
   Treasury stock, preferred                                            (18,070)
   Stock receivable                                                    (242,969)
   Deficit accumulated prior to the development stage                (9,188,118)
   Deficit accumulated during the development stage                  (4,992,223)
                                                                   ------------

      Total Stockholders' Equity (Deficit)                           (1,930,319)
                                                                   ------------

      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
        AND STOCKHOLDERS' EQUITY (DEFICIT)                         $     64,838
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                   From Inception
                                                                                       of the
                                                                                     Development
                                                                                        Stage
                                                                                    On January 1,
                                               For the years ended December 31,     2003, Through
                                               --------------------------------      December 31,
                                                    2004               2003               2004
                                               -------------      -------------      -------------
REVENUES                                       $        --      $        --      $        --

EXPENSES

     General and administrative                      534,528          1,245,582          1,780,110
     Bad debt expense                                     --             27,500             27,500
     Salaries and wages                              523,125          2,495,236          3,018,361
     Depreciation                                        982                899              1,881
     Stock subscription bad debt                     247,031                 --            247,031
                                               -------------      -------------      -------------

        Total Expenses                             1,305,666          3,769,217          5,074,883
                                               -------------      -------------      -------------

LOSS FROM OPERATIONS                              (1,305,666)        (3,769,217)        (5,074,883)

OTHER INCOME (EXPENSES)

     Interest income                                   1,848              2,461              4,309
     Interest expense                                (17,808)            (5,648)           (23,456)
     Gain on extinguishment of debt                   36,023             20,000             56,023
     Other income                                      2,487                 --              2,487
                                               -------------      -------------      -------------

        Total Other Income (Expenses)                 22,550             16,813             39,363
                                               -------------      -------------      -------------

        Net Loss                               $  (1,283,116)     $  (3,752,404)        (5,035,520)
                                               =============      =============      =============

PER SHARE DATA:

     Basic loss per common share (Note 12)     $       (0.50)     $       (3.97)
                                               =============      =============

     Weighted average number of common
       shares outstanding                          2,575,076            946,372
                                               =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                               Common Stock            Additional      Treasury Stock, Preferred
                                        ---------------------------      Paid-In     ----------------------------      Deferred
                                            Shares        Amount         Capital        Shares          Amount       Compensation
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance at inception of the
  development stage on
  January 1, 2003                            527,678   $      5,277   $  8,986,356             --    $         --    $         --

Common stock issued for services
  rendered                                    35,300            353        137,957             --              --              --

Redemption of preferred stock                     --             --             --         (2,600)         (6,760)             --

Common stock issued for services
  rendered                                    14,000            140         18,060             --              --              --

Redemption of preferred stock                     --             --             --           (785)         (2,041)             --

Common shares issued for investments
  to related party                           122,727          1,227        268,773             --              --              --

Common shares issued  for services
  rendred by officers                        600,000          6,000      1,260,000             --              --              --

Common shares issued as bonuses
  for officers                               391,304          3,913        876,521             --              --              --

Common shares issued for services
  rendered                                     9,200             92         22,908             --              --              --

Redemption of preferred stock                     --             --             --         (3,565)         (9,269)             --

Common shares issued for cash                 20,800            208         25,792             --              --              --

Common shares issued for services
  rendered                                    33,000            330         85,470             --              --         (85,800)

Common shares issued for services
  rendered                                     1,064             11          2,435             --              --              --

Accretion of difference between
  carrying value and mandatory
  redemption value of preferred stock             --             --             --             --              --              --

Net loss for the year ended
 December 31, 2003                                --             --             --             --              --              --
                                        ------------   ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2003                 1,755,073   $     17,551   $ 11,684,272         (6,950)   $    (18,070)   $    (85,800)
                                        ------------   ------------   ------------   ------------    ------------    ------------

                                            Stock      Accumulated
                                         Receivable      Deficit
                                        ------------   ------------
Balance at inception of the
  development stage on
  January 1, 2003                       $         --   $ (9,188,118)

Common stock issued for services
  rendered                                        --             --

Redemption of preferred stock                     --         18,813

Common stock issued for services
  rendered                                        --             --

Redemption of preferred stock                     --          5,691

Common shares issued for investments
  to related party                                --             --

Common shares issued  for services
  rendred by officers                             --             --

Common shares issued as bonuses
  for officers                                    --             --

Common shares issued for services
  rendered                                        --             --

Redemption of preferred stock                     --         25,841

Common shares issued for cash                     --             --

Common shares issued for services
  rendered                                        --             --

Common shares issued for services
  rendered                                        --             --

Accretion of difference between
  carrying value and mandatory
  redemption value of preferred stock             --         (3,595)

Net loss for the year ended
 December 31, 2003                                --     (3,752,404)
                                        ------------   ------------

Balance, December 31, 2003              $         --   $(12,893,772)
                                        ------------   ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                               Common Stock            Additional      Treasury Stock, Preferred
                                        ---------------------------      Paid-In     ----------------------------      Deferred
                                            Shares        Amount         Capital        Shares          Amount       Compensation
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2003                 1,755,073   $     17,551   $ 11,684,272         (6,950)    $   (18,070)   $    (85,800)

Common shares issued to
  officers for accrued salary                638,076          6,381        312,857             --              --          85,800

Common shares issued for
  subscription receivable                    800,000          8,000        992,000             --              --              --

Decrease in subscription
  receivable due to decrease in
  market value of shares                          --             --       (428,571)            --              --              --

Common shares issued as
  additional consideration on
  subscription receivable                    600,000          6,000        422,571             --              --              --

Decrease in subscription
  receivable due to decrease in
  market value of shares                          --             --       (510,000)            --              --              --

Impairment of subscription
  receivable based upon
  uncertainty of collection                       --             --             --             --              --              --

Accretion of difference between
  carrying value and mandatory
  redempton  value  of  preferred stock           --             --             --             --              --              --

Net loss for the year ended
  December 31, 2004                               --             --             --             --              --              --
                                        ------------   ------------   ------------    -----------     -----------    ------------

Balance, December 31, 2004                 3,793,149   $     37,932   $ 12,473,129         (6,950)    $   (18,070)   $         --
                                        ============   ============   ============    ===========     ===========    ============

                                            Stock        Accumulated
                                         Receivable        Deficit
                                        -------------    ------------
Balance, December 31, 2003               $         --    $(12,893,772)

Common shares issued to
  officers for accrued salary                      --              --

Common shares issued for
  subscription receivable                  (1,000,000)             --

Decrease in subscription
  receivable due to decrease in
  market value of shares                      428,571              --

Common shares issued as
  additional consideration on
  subscription receivable                    (428,571)             --

Decrease in subscription
  receivable due to decrease in
  market value of shares                      510,000              --

Impairment of subscription
  receivable based upon
  uncertainty of collection                   247,031              --

Accretion of difference between
carrying value and mandatory
redempton  value  of  preferred stock              --          (3,453)

Net loss for the year ended
  December 31, 2004                                --      (1,283,116)
                                         ------------    ------------

Balance, December 31, 2004               $   (242,969)   $(14,180,341)
                                         ============    ============

Deficit accumulated prior to the development stage       $ (9,188,118)

Deficit accumulated during the development stage           (4,992,223)
                                                         ------------

Total accumulated deficit                                $(14,180,341)
                                                         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                             From Inception
                                                                                                 of the
                                                                                              Development
                                                                                                 Stage
                                                                                             On January 1,
                                                        For the years ended December 31,     2003, Through
                                                       --------------------------------       December 31,
                                                            2004               2003               2004
                                                       -------------      -------------      -------------
CASH FLOWS FROM OPERATING
ACTIVITIES

     Net loss                                          $  (1,283,116)     $  (3,752,404)     $  (5,035,520)
     Adjustments to reconcile net loss to net cash
       used by operating activities:
     Common stock issued for services                        319,238          2,598,390          2,917,628
     Depreciation                                                982                889              1,871
     Stock subscription bad debt                             247,031                 --            247,031
     Change in operating assets and liabilities:
     Change in prepaid expenses                               13,301            (31,647)           (18,346)
     Change in restricted cash                               284,402             11,753            296,155
     Change in other assets                                       --             87,363             87,363
     Change in deferred compensation                          85,800                 --             85,800
     Change in accounts payable and
       accrued expenses                                      252,894            293,280            546,174
     Increase in contingent and other liabilities                 --            555,676            555,676
                                                       -------------      -------------      -------------

        Net Cash Used in Operating Activities                (79,468)          (236,700)          (316,168)
                                                       -------------      -------------      -------------

CASH FLOWS FROM INVESTING
 ACTIVITIES

     Purchase of fixed assets                                     --             (2,936)            (2,936)
                                                       -------------      -------------      -------------

        Net Cash Used In Operating Activities
                                                                  --             (2,936)            (2,936)
                                                       -------------      -------------      -------------

CASH FLOWS FROM FINANCING
  ACTIVITIES

     Purchase of redeemable preferred stock                       --            (18,070)           (18,070)
     Change in bank overdraft                                 (7,242)             7,242                 --
     Proceeds from notes payable                              95,000             20,000            115,000
     Payments on notes payable                                (5,000)                --             (5,000)
     Proceeds from notes payable - related                    64,123             38,806            102,929
     Payments on notes payable - related                     (52,506)                --            (52,506)
     Common stock issued for cash                                 --             26,000             26,000
                                                       -------------      -------------      -------------
        Net Cash Provided By Financing Activities             94,375             73,978            168,353
                                                       -------------      -------------      -------------

INCREASE (DECREASE) IN CASH                            $      14,907      $    (165,658)     $    (150,751)

CASH AT BEGINNING OF YEAR                              $         100      $     165,758      $     165,758
                                                       -------------      -------------      -------------
CASH AT END OF YEAR                                    $      15,007      $         100      $      15,007
                                                       =============      =============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                           From Inception
                                                                                               of the
                                                                                             Development
                                                                                                Stage
                                                                                            On January 1,
                                                       For the years ended December 31,     2003, Through
                                                       -------------------------------       December 31,
                                                            2004              2003              2004
                                                       -------------     -------------     -------------
SUPPLIMENTAL SCHEDULE OF CASH FLOW
  ACTIVITIES:

Cash Paid For:

     Income taxes                                      $          --     $          --     $          --
     Interest                                          $          --     $          --     $          --

Schedule of Non-Cash Financing Activities:

     Common stock issued for services                  $     319,238     $   2,598,390     $   2,917,628
     Common stock issued for deferred compensation     $          --     $      85,800     $      85,800





              The accompanying notes are an integral part of these
                       consolidated financial statements.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2004

NOTE 1 - OVERVIEW, GOING CONCERN, AND MANAGEMENTS' PLANS

Business Overview

From 1998 through February 2002, the Company had no significant business operations, and its activity consisted principally of investment income on its remaining assets and other administrative expenses. In March 1998, the Company's shareholders approved a Plan of Liquidation and Dissolution (the "Plan of Liquidation") pursuant to which the Company began liquidating its remaining assets and paying-down or providing for all of its liabilities. However, in February 2002, the Company entered into an option agreement with CFC Partners, Ltd., a New York investor group ("CFC Partners"), pursuant to which CFC Partners obtained a majority interest in the Company's common stock. In August 2002 (See
Note 3), the option was exercised and 270,000 new common shares (post-split), representing approximately 51.2% of the then total outstanding shares of common stock, were issued by the Company to CFC Partners. As a result of the acquisition of the Company, the Plan of Liquidation was discontinued. Immediately prior to the transaction with CFC Partners, the Company disbursed a substantial portion of its remaining assets to its preferred shareholders in connection with a tender offer to those shareholders.

From the time of its acquisition by CFC Partners through December 31, 2005, the Company has been actively seeking out new business ventures and opportunities. The Company is currently seeking to expand its operations into the real estate, construction management, medical technologies and insurance industries, through an aggressive acquisition strategy.

Going Concern and Managements' Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2004, the Company's current liabilities of $1,316,575 exceeded its current assets by $1,288,267. Additionally, the Company had an accumulated deficit of $14,180,341 and was delinquent in its payments on certain accounts payable and other liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently pursuing various business opportunities and strategic alliances, in addition to seeking out operating entities with the intent to merge with or acquire these entities. Currently, the Company is focusing on joint ventures with or acquisitions of companies in the medical technology and real estate industries. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company ("Consumers Life") until June 19, 2002 when Consumers Life was sold. The consolidated financial statements also include the Company's wholly-owned subsidiary, Consumers Management Group, and its 55% owned subsidiary, P.E.T. Centers of America, LLC. Neither of the subsidiaries had any operations during the periods presented. All material inter-company balances and transactions have been eliminated in consolidation.

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

Fixed Assets

Fixed assets are stated at cost. Maintenance and repairs are charged to expenses as incurred; costs of major additions and betterments are capitalized. When equipment and fixtures are sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Consolidated Statement of Operations.

Depreciation and Amortization

Depreciation of fixed assets is computed using the straight-line method at rates adequate to allocate the cost of applicable assets over their expected useful lives of three to five years.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain accounts in the prior years' consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications have no effect on previously reported income.

Net Loss Per Share

Basic Income (Loss) Per Share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end.

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying the fair value method as the Company did not have compensatory stock options or warrants for the years ended December 31, 2004 and 2003.

New Accounting Pronouncements

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150"). SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (i) mandatory redeemable financial instruments,
(ii) obligations to repurchase the issuer's equity shares by transferring assets, and (iii) obligations to issue a variable number of shares. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the first interim period beginning after June 15, 2003. The adoption of the effective provisions of SFAS 150 did not have any impact on the Company's consolidated financial position or Statement of Operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No.123R, which addresses accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The adoption of SFAS 123R is not expected to have a material impact on the Company's consolidated financial statements for the year ended December 31, 2005.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In January 2003, and revised in December 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities, which possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. The adoption of the effective provisions of Interpretation 46 did not have any impact on the Company's consolidated financial position or statement of operations.

NOTE 3 - ACQUISITION OF THE COMPANY

On August 28, 2002, CFC Partners, pursuant to an Option Agreement, exercised its option to acquire 270,000 shares (post-split) of the Company's common stock. The option price of $108,000 had previously been deposited by CFC Partners into an escrow account held by the Company. The newly issued shares represented approximately 51.2% of the then outstanding common stock of the Company.

At the August 28, 2002 meeting of the Board of Directors, Donald J. Hommel, the then-President of CFC Partners, was appointed as a Director of the Company to fill an existing vacancy on the Board. Following this appointment, the Company's officers resigned as planned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, the Company's two Directors, other than Mr. Hommel, also resigned as planned. In October 2002, at a subsequent meeting of the Board of Directors, Mr. Shalom S. Maidenbaum was appointed to fill an existing vacancy and officers were elected. In March 2003, William Konczynin was appointed as an additional director and Chairman of the Audit Committee, and in April 2003, Jack Ehrenhaus was appointed as Chairman of the Board and Chief Operating Officer, effective January 1, 2003. Mr. Hommel was terminated by the Company' in November, 2004, and Mr. Ehrenhaus was elected to be the Company's sole officer.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 4 - RESTRICTED ASSETS

As required by the terms of the Option Agreement with CFC Partners, in October 2002, the Company deposited $331,434 (representing the tender offer price of $4.40 multiplied by the 75,326 shares of preferred stock not tendered) into a bank escrow account for the benefit of the remaining preferred shareholders. The funds in this account, including any earnings thereon, were restricted in that they were only be used by the Company to pay dividends or make other distributions to the holders of the preferred stock. In September 2004, however, the funds were deemed to have been legally released from any remaining restrictions, and were transferred from escrow into the Company's checking account. The funds were then utilized in the course of business activities. At December 31, 2004, there were no funds remaining in this escrow account.

NOTE 5 - PROPERTY AND EQUIPMENT

As of December 31, 2004, the Company's fixed assets consisted of the following:

Property & equipment:
  Data processing equipment and software          $ 2,946

Less: accumulated depreciation                     (1,881)
                                                  -------

              Balance                             $ 1,065
                                                  =======

Depreciation expense was $982 and $899 and for the years ended December 31, 2004, and 2003, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Rental expense in 2004 and 2003 was approximately $11,050 and $18,100, respectively. All leases currently in effect are on a month-to-month basis.

In September 2003, the Company, through its subsidiary, had signed a five-year lease for a PET center in Suffolk County, New York. Subsequent to the consummation of the lease, the Company defaulted on its required payments, and in November 2003, the lease was formally terminated. The Company received a letter from the landlord dated November 11, 2003 claiming that the Company and the subsidiary are liable to the landlord for all costs and expenses incurred in connection with enforcing the lease provisions as well as liquidated damages provided for in the lease (the present value of the lease payments discounted at 6%). The total of these costs and liquidated damages was $355,676. As of December 31, 2004, this liability remains on the Company's books at fully value, and is classified as a contingent liability. The Company has received no further demands for payment or additional collection notifications since November 2003.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 7 - REDEEMABLE PREFERRED STOCK

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

The preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 0.1482 shares of common stock (post-split) for each share of preferred stock (equivalent to a conversion price of $6.75 per share).

The difference between the fair value of the preferred stock at the date of issue and the redemption value is being recorded through periodic accretions, using the interest method, with an offsetting charge to the deficit. Such accretions totaled $3,452 and $3,595, in the years ended December 31, 2004 and 2003, respectively.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 8 - CHANGES TO THE COMPANY'S ARTICLES OF INCORPORATION

At the Special Meeting of the Shareholders of the Company held on August 27, 2005, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-ten reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock; (ii) to authorize 50 million shares of capital stock of the Company, 40 million shares will relate to common stock and 10 million shares will relate to preferred stock; and (iii) to permit action upon the written consent of less than all the shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 29, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50 million shares, divided into 40 million shares of common stock and 10 million shares of preferred stock and (ii) authorizing the Company to take action upon the written consent of shareholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all shareholders entitled to vote thereon were present and voting.

NOTE 9 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                                  2004             2003
                                              -----------      -----------
      Deferred tax assets:
               NOL carryover                  $ 2,618,027      $ 2,059,212
               Accrued expenses                   156,548          135,500

      Valuation allowance                      (2,774,575)      (2,194,712)
                                              -----------      -----------

      Net deferred tax asset                  $        --      $        --
                                              ===========      ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                   2004             2003
                                               -----------      -----------

      Book loss                                $  (500,415)     $(1,463,438)
      Other                                            197            1,626
      Reserve liability                            (21,078)          78,000
      Stock for services / options expense         (99,618)         941,534
      Valuation allowance                          379,522          442,278
                                               -----------      -----------

                                               $        --      $        --
                                               ===========      ===========

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 9 - INCOME TAXES (Continued)

At December 31, 2004, the Company had net operating loss carryforwards of approximately $379,522 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 10 - EQUITY INVESTMENTS

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

Effective as of October 31, 2003, the Company approved an Amended Operating Agreement whereby Spartan would transfer to the Company 24.22% of its interest in Vaughn in consideration for issuance by the Company of 25,000 (post-split) shares of common stock. This Amended Operating Agreement memorializing this arrangement was not executed by members of Vaughn holding 5% of the membership interests and the 25,000 shares of common stock were not issued. This Amended Operating Agreement has therefore not and will not be ratified.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 10 - EQUITY INVESTMENTS (Continued)

Other Investments

On September 4, 2003, the Company's Board of Directors approved the payment of broker's fees to the Company's majority shareholder, CFC Partners, for real estate and other contracts obtained by CFC Partners and assigned to the Company. The Board agreed to pay CFC Partners an amount equal to 5% of the contract price following completion of each transaction. Such payments may be in the form of cash or common stock of the Company. In that regard, the Board authorized the issuance to CFC Partners of 122,727 shares (post-split) of the Company's common stock in connection with the acquisition of the Springfield, Illinois real estate. The cost of this transaction to the Company, as measured by the market value of the shares at the time of issuance, was approximately $270,000 which was expensed in 2003.

NOTE 11 - ISSUANCES OF COMMON STOCK

During 2004, the Company issued common stock as follows (all issuances referenced include the effects of the Company's reverse stock-split in August,
2005):

                                                               Common                       Capital in
                                                    Issue       Stock      $.01 Stated      Excess of
    Issued To                  Purpose               Date      Shares         Value        Stated Value
-----------------      --------------------        -------    ---------    -----------     ------------
Jack I. Ehrenhaus      Employment Agreement        6/17/04      247,170          2,472          121,113
Donald J. Hommel       Employment Agreement        6/17/04      247,170          2,472          121,113

Jack I. Ehrenhaus      2004 Bonus                  6/17/04       71,868            719           35,315
Donald J. Hommel       2004 Bonus                  6/17/04       71,868            719           35,315

  Total Issuances to Executives                                 638,076          6,382          268,366
                                                              ---------    -----------     ------------

Cove Hill, Inc.        Fundraising Services        7/28/04      800,000          8,000          992,000
Cove Hill, Inc.        Fundraising Services        0/12/04      600,000          6,000          422,571

  Total Issuances for Fundraising Services                    1,400,000         14,000        1,414,571
                                                              ---------    -----------     ------------

  Total Issuances                                             2,038,077    $    20,382     $  1,682,937
                                                              =========    ===========     ============

Stock Issuances to Officers

On September 1, 2003, the Company entered into employment agreements with each of Donald J. Hommel, President and Chief Executive Officer and Jack I. Ehrenhaus, Chairman and Chief Operating Officer of the Company. Pursuant to these agreements, each officer was entitled to an annual salary of $225,000, as well as annual bonuses as determined by the Board of Directors. During the year ended December 31, 2004, the Board resolved to issue an aggregate of 494,340 (post-split) shares of common stock as payment of $247,170 in accrued salary to Mr. Hommel and Mr. Ehrenhaus. In addition, the Board resolved to issue an aggregate of 143,737 (post-split) shares (valued at an aggregate of $71,868) as a bonus to Mr. Hommel and Mr. Ehrenhaus.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 11 - ISSUANCES OF COMMON STOCK (Continued)

Other Stock Issuances

In July 2004, the Company issued 800,000 (post-split) common shares to Cove Hill, Inc. ("Cove Hill") as consideration for Cove Hill promise to provide $1,000,000 in funding for the Company. The shares were issued at a market value of $1.25 per share.

In October 2004, Cove Hill had been unable to provide the promised funding for the Company. As the market value for the Company's common stock had fallen from July to October 2004, Cove Hill asked to be issued additional shares, so as to ensure the market value of the total shares held by Gold Op would be equal to $1,000,000. Therefore, in October 2004, the Company issued an additional 600,000 (post-split) common shares to Cove Hill. On this date, the 1,400,000 shares held by Cove Hill had a market value of $0.741 per share.

NOTE 12 - LOSS PER SHARE

The following table set forth the computation of basic and diluted loss per share data:

                                                   Years ended December 31,
                                                 ----------------------------
                                                     2004             2003
                                                 -----------      -----------

Net loss - numerator                             $(1,283,116)     $(3,752,404)
                                                 -----------      -----------
Denominator for basic loss per share -
 weighted average shares (post-split)              2,575,076          946,372
                                                 -----------      -----------

Basic loss per common share                      $     (0.50)     $     (3.97)

The redeemable preferred stock is convertible at any time, unless previously redeemed, into shares of common stock at the rate of 0.1482 shares of common stock (post-split) for each share of preferred stock (equivalent to a conversion price of $6.75 per share). None of the common shares contingently issuable upon the conversion of the preferred stock have been included in the computation of diluted per share information as the effects would be anti-dilutive.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 13 - EXECUTIVE EMPLOYMENT AGREEMENTS

On September 1, 2003, the Company entered into employment agreements Donald J. Hommel as President and Chief Executive Officer and Jack I. Ehrenhaus as Chairman and Chief Operating Officer. Each agreement provided for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company that causes a substantial reduction in the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date. In October of 2004, Mr. Hommel was dismissed with cause from his positions with the Company by a majority vote of the shareholders. Mr. Hommel's employment agreement was thus rendered void, and the Company had not further obligations to Mr. Hommel relating to this employment agreement. As of December 31, 2004, Mr. Ehrenhaus is the sole officer of the Company, and his Employment Agreement has remained in full effect.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the first quarter of 2003, the Company made payments totaling $27,500 to certain individuals so that CFC Partners could purchase its majority interest in the Company's common stock. Since any obligation to repay this loan by these individuals, one of whom is a director of the Company, is the responsibility of CFC Partners, CFC Partners have agreed to repay this loan to the Company. However, because CFC Partners currently has no ability to repay the amount borrowed, this loan has been fully reserved in the Company's consolidated financial statements through a charge to bad debt expense.

During 2003 and 2004, the Company received unsecured loans from officers of the Company to meet operating costs. These loans, from Mr. Hommel and Mr. Ehrenhaus, bear no interest and have no specific repayment terms. In November 2003, the Company terminated Mr. Hommel, and paid in full all obligations owing to him at that time. As of December 31, 2004, the balance on the Company's unsecured loan from Mr. Ehrenhaus totaled $50,421. No payments of principal have been made on this loan.

NOTE 15 - LEGAL PROCEEDINGS

Life of the South

The Company was in arbitration against its co-defendant, Life of the South, from a previously settled claim. Life of the South was seeking to recover from the Company its share of the settlement totaling $17,500, its unreimbursed fees of $27,825 plus interest, attorney fees and cost of arbitration from the Company. During the year ended December 31, 2004 the case was decided in favor of the Company, and the Company was granted an award of $18,952, and Life of the South's claim was denied in its entirety.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 15 - LEGAL PROCEEDINGS (Continued)

Securities and Exchange Commission Investigation

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

Robert Half International

On July 25, 2005, Robert Half International ("RHI"), a professional staffing agency, filed a claim against the Company in which RHI seeks $46,855 ("the award"), from the Company, being the purported value of services performed by RHI on behalf of the Company. The Company is currently in the process of attempting to negotiate a settlement with RHI for an amount less than the full award amount. If such negotiations are unsuccessful, the Company will ultimately be forced to pay to RHI the full award amount.

Gold Op Holdings

During the 2004 and 2005 calendar years, the Company issued an aggregate total of 6,400,000 post-split common shares ("the shares") to Gold Op Holdings, Inc. in exchange for a promissory note totaling $1,000,000 ("the Note"). In July 2005, the Company had not received any payments on the Note, and elected to issue a demand letter for the return of the shares. The Company received not response to the demand letter. In July 2005, a summons and complaint was served on Gold Op Holdings, Inc., to enforce the note, and or return the shares. Through the date of this report the Company has received no response from Gold Op, and the Company intends to seed a summary judgment against Gold Op.

NOTE 16 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

      Note payable to unrelated individual, accrues interest
        at 8.0% per annum, unsecured, currently in default             $ 40,000

      Note payable to unrelated individual, accrues interest
        at 10.0% per annum, unsecured, currently in default            $ 50,000

      Note payable to unrelated individual, accrues interest
        at 8.0% per annum, unsecured, currently in default             $ 20,000
                                                                       --------

                            Total Notes Payable                        $110,000
                                                                       ========

At December 31, 2004, the Company was in default on each of its three notes payable. The note holders have not initiated any legal actions against the Company to collect the outstanding balances. Accrued interest on notes payable at December 31, 2004 was $13,700.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 17 - NOTES PAYABLE - RELATED PARTIES

Beginning in October 2003, the Company has periodically borrowed working capital from Jack Ehrenhaus, the Company's president and chief executive. These borrowings have no specific payment terms, with the exception of being due on demand. The outstanding balances accrue interest at a rate of 8.0% per annum. During the year ended December 31, 2004, the Company borrowed $40,623 from Mr. Ehrenhaus, and made payments totaling $6,000 on the outstanding balance. At December 31, 2004, the note payable to Mr. Ehrenhaus totaled $50,423, plus $2,633 in accrued interest.

NOTE 18 - SUBSEQUENT EVENTS

Cove Hill Stock Issuance

During the year ended December 31, 2004 the Company issued an aggregate of 1,400,000 post-split common shares to Cove Hill, Inc. as consideration for certain fund-raising services to be performed. The shares were valued at $0.714 per share, for a total of $1,000,000. The shares were originally held in an escrow account, pending the completion of certain due diligence measures and the Company completing certain filings with the Securities and Exchange Commission. In March 2005, the market value for the Company's common stock dropped to $0.16 per share, prompting the Company to issue an additional 5,000,000 post-split shares to Cove Hill, in order to keep the market value of Cove Hill's shares at an aggregate of $1,000,000.

In July 2005 the Company initiated the process of canceling the transaction with Cove Hill, as no significant progress had been made in Cove Hill's fundraising efforts. However, a certain amount of the shares issued to Cove Hill were sold by Cove Hill, and the Company does not expect to recover 100% of the shares issued. The Company anticipates being able to recoup 3,000,000 of the 6,400,000 shares issued to Gold Op. Due to this uncertainty of collection, the stock subscription receivable has been written-down to its estimated collectible value of $242,969 in these financial statements. The remaining amount has been expensed as stock subscription bad debts and/or written-down as additional paid-in capital during the year ended December 31, 2004.

Reverse Stock-Split

On August 25, 2005, the Company elected to amend its articles of incorporation so as to complete a reverse stock-split of its common stock on a ten-shares-for-one-share basis. All references to common stock activity within these financial statements have been retroactively restated to show the effect of this reverse stock-split.

Investment Exchange Agreement

On February 28 2005 and amended on April 4, 2005, the Company entered into an Investment Exchange Agreement ("the Agreement") with Cross Capital Fund, LLC ("the Fund"). According to the terms of the Agreement, the Company made a capital contribution of 4,000,000 Series D convertible preferred shares to the Fund and the Company received from the Fund an Investor Membership Interest in the amount of $4,000,000. In addition, the Company agreed to pay to the Fund a monthly maintenance fee of $10,000.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 18 - SUBSEQUENT EVENTS (Continued)

Common Stock Issuances

In March 2005, the Company issued 5,000,000 shares of common stock to Gold Op Holdings, Inc. as additional consideration for the Company's promissory note receivable from Gold Op Holdings. Subsequent to this issuance, the Company has requested that the shares be returned or the promissory note be enforced (see note 15).

In June 2005, the Company issued 481,621 common shares to Cross Capital as payment for services rendered.

In October 2005, the Company resolved to issued 45,900,541 shares of common stock to Jack Ehrenhaus, the Company's sole executive officer, as payment of accrued salaries and bonuses totaling $734,409.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8A. CONTROLS AND PROCEDURES

      A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

      B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There have been no significant changes in internal controls over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Historically, the Board of Directors of the Company was divided into three
(3) groups, with the directors in each group serving terms of three (3) years. However, due to the Directors' decision in 1996 to merge, sell or otherwise dispose of the Company or its assets, the eventual approval by the shareholders of the Plan of Liquidation in 1998 and the acquisition of a 51.2% interest in the Company by CFC Partners, Ltd. on August 28, 2002, there had been no election of Directors since 1995. On August 28, 2002 the Board of Directors appointed Donald J. Hommel, the president of CFC Partners, as a Director of the Company to fill an existing vacancy on the Board. Following such appointment, James C. Robertson and John E. Groninger, who had been Directors of the Company for more than 30 years, resigned as planned. Mr. Hommel was terminated by a majority vote as president and director in October 2004, and was replaced by Jack. I Ehrenhaus.

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

      The table below sets forth the period for which the current Director has served as Directors of the Company, his principal occupation or employment for the last five (5) years, and his other major affiliations and age as of May 1, 2004.

Name
(Age)                       Principal Occupation for the Past Five Years, Office
Director Since              (if any) Held, Director in the Company
---------------------       --------------------------------------------------------
Jack I. Ehrenhaus           President and Founder, NAIS Corporation                        1992 - present
(56)                        Chairman, President, Chief Executive Officer,
2003                        Principal Accounting Officer

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

      The following information is provided as of September 1, 2005 for each executive officer of the Company. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

NAME                        AGE              OFFICE
--------------------------------------------------------------------------------
Jack  I. Ehrenhaus          57               Chief Operating Officer

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

CODE OF ETHICS

      At December 31, 2004, the Company had not yet adopted a Code of Ethics for its Executive Officer and Directors. This delay has been a result of the restructuring of the Company after its emergence its Plan of Liquidation coupled with the focus of management on raising capital and implementation of a business plan of action to preserve and increase its value to its common shareholders.

      The Board of Directors of the Company is in the process of reviewing a Code of Ethics and anticipates its adoption and implementation during the 2006 calendar year.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the years ended December 31, 2004 and 2003, of the Chief Executive Officer and the Chief Operating Officer whose annual compensation exceeded $100,000 and who were serving as executive officers at the end of the fiscal year ended December 31, 2004.

                           SUMMARY COMPENSATION TABLE

                                                      OTHER
                                                      ANNUAL            OTHER
NAME AND POSITION   YEAR    SALARY        BONUS     COMPENSATION    COMPENSATION
--------------------------------------------------------------------------------
Jack I. Ehrenhaus   2004   $236,250(7)  $112,500     $     -0-      $    -0-

 Chairman and       2003   $ 35,192(1)  $430,435(3)  $690,000(6)    $85,600(5)
 Chief Operating
 Officer

Donald J. Hommel    2004   $174,375(2)  $     -0-    $     -0-      $    -0-

 Former Chairman,   2003   $ 35,192(4)  $430,435(3)  $690,000(6)    $85,600(5)
 President and
 Chief Executive
 Officer
--------------------------------------------------------------------------------

(1) Mr. Ehrenhaus was named as Chairman of the board of Directors and Chief Operating Officer of the Company effective January 1, 2003, and President and Chief Executive Officer of the Company starting in October, 2004.

(2) Represents payment of accrued salaries through the issuance of an aggregate of 638,076 post-split shares of common stock.

(3) Mr. Ehrenhaus and Mr. Hommel each accepted stock in lieu of cash compensation for services performed in 2003 at a value of $0.06 per share. The 154,080 (post-split) shares for each of Mr. Hommel and Mr. Ehrenhaus were issued in 2004.

(4) Mr. Hommel was appointed to the Board of Directors, President and Chief Executive Officer of the Company on August 28, 2002, and resigned these positions in October, 2004. Mr. Hommel received no compensation for his services as Chief Executive Officer in 2002.

(5) At a board meeting on September 4, 2003, the Board of Directors approved bonuses for Donald J. Hommel, President and Chief Executive Officer, and Jack I. Ehrenhaus, Chairman and Chief Operating Officer, of the Company. Each of the individuals was issued 195,652 post-split shares of common stock valued at $430,435.

(6) Issuance of 300,000 shares valued at $690,000 to each of Mr. Hommel and Mr. Ehrenhaus pursuant to their respective employment agreements.

(7) At December 31, 2004, much of the salaries earned by Mr. Ehrenhaus remained unpaid. The Company recorded accrued salary payable to Mr. Ehrenhaus of $380,599.

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

      The employment agreements also provided for the issuance of 300,000 post-split shares of the Company's common stock to each of the officers. These shares were valued at an aggregate of $1,380,000.

      Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      No stock options or stock appreciation rights were granted by the Company to the named executives officers in 2004.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTIONS/SAR TABLE

      At December 31, 2004, the Company had no stock options or stock appreciation rights outstanding. Furthermore, the Company has no current plans to grant any options or stock appreciation rights.

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

CEO COMPENSATION

      On September 1, 2003, the Company entered into an employment agreement with Donald J. Hommel, former President and Chief Executive Officer of the Company. The agreement provides for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Prior to his dismissal in October 2004, Mr. Hommel was also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of the employment agreement was ten years. Because Mr. Hommel was dismissed for cause prior to the ending of the contract term, Mr. Hommel was not entitled to a severance payment of any kind.

      The employment agreement also provided for the issuance of 300,000 post-split shares of the Company's common stock to Mr. Hommel which were valued at an aggregate of $690,000. Mr, Hommel also agreed that if the Company has a cash flow shortfall, he will take stock in lieu of cash at a 20% discount to the stock price at the payment dates. As of the date of this filing, the Company has no obligations to Mr. Homell in relation to his compensation as CEO or the above-mentioned employment agreement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of October 1, 2005, the beneficial ownership of the Company's Common Stock, the only class of voting securities outstanding, (i) by any person or group known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) by each Director and executive officer and (iii) by all Directors and executive officers as a group. Unless otherwise indicated, the holders of the shares shown in the table have sole voting and investment power with respect to such shares.

                                                           AMOUNT
                                                           NATURE OF    PERCENT
                                                           BENEFICIAL      OF
TITLE OF CLASS   NAME AND ADDRESS OF BENEFICIAL OWNER      OWNERSHIP     CLASS
--------------------------------------------------------------------------------
                      PRINCIPAL SHAREHOLDERS:

Common         CFC Partners, Ltd.
               132 Spruce Street, Cedarhurst, NY 11516     392,727        0.72

               Donald J. Hommel
Common         132 Spruce Street, Cedarhurst, NY 11516     649,732        1.12

               Jack I. Ehrenhaus
Common         132 Spruce Street, Cedarhurst, NY 11516  46,550,273       85.14

                      DIRECTORS AND EXECUTIVE OFFICERS:

Common         Jack I. Ehrenhaus                        46,550,273       85.14
               132 Spruce Street, Cedarhurst, NY 11516

Common         All Directors and Officers and           46,550,273       85.14
               Principal Beneficial
               Shareholders as a group

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 2004 and 2003, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company, or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, security holder known to the Company to own more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation agreements, issuance of shares to CFC, and other arrangements, which are described above where required.

ITEM 13. EXHIBITS

a) Listing of Documents filed:

1.    Financial Statements (included in Part II of this Report):

         Report of Independent Public Accountants - Marcum & Kliegman, LLP Report of Independent Public Accountants - Stambaugh Ness PC Consolidated Balance Sheet - December 31, 2004 Consolidated Statements of Operations and Comprehensive Income - For the years ended December 31, 2004, and 2003
         Consolidated Statements of Shareholders' Deficiency - For the
           years ended December 31, 2004 and 2003
         Consolidated Statements of Cash Flows - For the years
           ended December 31, 2004 and 2003
         Notes to Consolidated Financial Statements

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

      (i) Information or document provided in previous filing with the Commission

      (ii)  Information or document not applicable to registrant

      (iii) Information or document included as exhibit to this Form 10-K

      (iv)  Document furnished with this Form 10-K

b)    Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Marcum & Kliegman LLP ("M&K") audited the Company's financial statements for fiscal 2003; the fees billed for professional services by M&K were as follows: Audit Fees--$100,000; Audit related fees $-0-; Tax Fees (for preparation of federal and state income tax returns) $-0- and All Other Fees of $-0-. The policy of the Audit Committee is that it must approve in advance all services (audit and non-audit) to be rendered by the Company's independent auditors. The Board of Directors established the Audit Committee during 2003 with the appointment of Mr. Konczynin to the Board of directors. For at least two years prior to that, the Board of Directors did not have an Audit Committee. The engagement of M&K for the audit for fiscal 2003 was approved in advance by the Audit Committee.

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

      HJ & Associates, LLC ("HJ") audited the Company's financial statements for fiscal 2004 and 2003; the fees billed for professional services by HJ for 2004 and 2003 were as follows: Audit Fees -- $15,000 and $20,000, respectively; Tax Fees (for preparation of federal and state income tax returns) $-0- and $-0-, respectively; and All Other Fees of $-0- and $-0-, respectively. The engagement of HJ for the audit services for fiscal 2003 an d2004 was approved in advance by the Board of Directors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSUMERS FINANCIAL CORPORATION

                                       By: /s/ Jack I. Ehrenhaus
                                           -------------------------------------
                                           Jack I. Ehrenhaus
                                           President, Chairman of the Board,
                                           Chief Executive Officer, Principal
                                           Accounting Officer

Date:    October 1, 2005

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                        Title                                                 Date
---------                        -----                                                 ----
/s/ Jack I. Ehrenhaus            President, Chairman of the Board, Chief
-------------------------        Executive Officer, Principal Accounting Officer       October 1, 2005
Jack I. Ehrenhaus