Form 10KSB/A
period 2004-12-31
CONSUMERS FINANCIAL CORP
filed 2007-03-23
CIK 100320

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                         Commission File Number: 0-2616

                                   ----------

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |x|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer's revenues for the most recent fiscal year ended December 31, 2004 were $-0-. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on October 1, 2005 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $546,753. The number of shares of the Registrant's common stock issued and outstanding on October 17, 2005, was 54,675,311 (post-split).

      Transitional Small Business Disclosure Format. Yes |_| No |x|

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

      Dividends on both the Company's common stock and Convertible Preferred Stock Series A are declared by the Board of Directors. No common stock dividends have been paid since 1994. The payment of dividends on the common stock in the future, if any, will be subordinate to the preferred stock, must comply with the provisions of the Pennsylvania Business Corporation Law and will be determined by the Board of Directors. In addition, the payment of such dividends will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Dividends on the preferred stock are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share. The dividends payable, collectively totaling $58,198, due on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividends payable on January 1, April 1, July 1 and October 1, 2004 also has not been declared or paid by the Company. The aggregate dividends in arrears for all quarters equals $74,205. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of its common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends, the holders of the preferred stock are entitled, only while such arrears exists, to elect two additional members to the then existing Board of Directors. The preferred shareholders have not elected these two additional directors as of this date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                                              Years Ended December 31,
                                          --------------------------------------------------------------
                                              2004         2003        2002       2001          2000
                                          -----------  -----------  ---------  -----------  ------------
Selling, general and
  administrative expenses                 $ 1,241,271  $ 3,212,949  $ 527,805  $   869,196  $  2,501,146
Other income                                   22,550       16,813    584,589      268,369       949,066
Income (Loss) before income taxes          (1,218,721)  (3,196,136)    56,784     (600,827)   (1,552,080)
Income taxes                                       --           --         --           --            --
Net Income (Loss)                          (1,218,721)  (3,196,136)    56,784     (600,827)   (1,552,080)
Other comprehensive income (loss)                  --           --    (54,702)      27,539        44,015
Comprehensive income (loss)               $(1,218,721) $(3,196,136) $   2,082  $  (573,288) $ (1,508,065)
Per share data (a):
Basic and diluted loss per
  common share                            $     (0.47) $     (3.38) $   (0.80) $     (3.90) $      (7.60)
Weighted average number of common
  shares outstanding                        2,575,076      946,372    350,124      257,770       257,823
Total assets                              $    64,838  $   348,616  $ 597,766  $ 2,832,651  $ 25,304,782
Redeemable preferred stock                    678,582      675,129    739,949    4,428,381     4,444,197
Shareholders' deficiency                   (1,309,656)  (1,295,819)  (196,485)  (2,079,119)   (1,124,157)
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

      At December 31, 2004 the Company's shareholders' deficiency totaled $1,925,819, as compared with a shareholders' deficiency of $1,295,819 at December 31, 2003.

      For the year ended December 31, 2004 the Company's net loss was $1,278,616 as compared with a net loss of $3,752,404 for the year ended December 31, 2003.

      Dividends to preferred shareholders totaled $-0- and $-0- in 2004 and 2003, respectively.

                              RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2004

      For the year ended December 31, 2004, the Company reported a net loss of $1,218,721 as compared with a loss of $3,196,136 for 2003. In 2004, the Company incurred an expense of $162,656 pertaining to a loss on the Company's stock subscription receivable, $457,938 in officer compensation and other consulting expenses paid for by the issuance of shares of common stock, and approximately $535,320 in additional selling, general and administrative expenses against a nominal amount of non-operating income. During the same period in 2003, the Company reported a net loss of $3,196,136 primarily as a result of one $2,553,398 in salaries and wages, and $631,152 in other general and administrative expenses.

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

            During the year ended December 31, 2004, the Company's operating activities used $81,924 in cash, as compared to $236,700 in the 2003 calendar year. This decrease is attributable primarily to a sharp decrease in the value of common stock issued for services rendered in 2003 to 2004. The Company had cash on had totaling $15,007 at December 31, 204.

      GOING CONCERN AND MANAGEMENT PLANS

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2004 the Company had current assets of $28,308, current liabilities of $695,912, a shareholders' deficit of $1,309,656 and was delinquent in its payment to several of its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Report of Independent Registered Accounting Firm                             F-3

Report of Independent Accountants

Consolidated Balance Sheet as of December 31, 2004                           F-4

Consolidated Statements of Operations for the years
  ended December 31, 2004 and 2003, and from inception
  of the development stage on January 1, 2003 through
  December 31, 2004                                                          F-5

Consoldated Statements of Shareholders' Deficiency for
  the years ended December 31, 2004 and 2003                                 F-6

Consolidated Statements of Cash Flows for the the years
  ended December 31, 2004 and 2003, and from inception
  of the development stage on January 1, 2003
  through December 31, 2004                                                  F-8

Notes to Consolidated Financial Statements                                  F-10

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES.

                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm..................    F-3

Consolidated Balance Sheet...............................................    F-4

Consolidated Statements of Operations....................................    F-5

Consolidated Statements of Stockholders' Equity (Deficit)................    F-6

Consolidated Statements of Cash Flows ...................................    F-8

Notes to the Financial Statements........................................   F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and the Board of Directors
Consumers Financial Corporation and Subsidiaries
(A Development Stage Company)
Cedarhurst, New York

[Insert audit report here]

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                                                    December 31,
                                                                        2004
                                                                    ------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                              $    15,007
  Prepaid expenses, current portion                                      13,301
                                                                    -----------
    Total Current Assets                                                 28,308
                                                                    -----------
FIXED ASSETS, NET (Note 5)                                                1,065
                                                                    -----------
OTHER ASSETS
  Prepaid expenses, non-current portion                                  35,465
                                                                    -----------
    Total Other Assets                                                   35,465
                                                                    -----------
    TOTAL ASSETS                                                    $    64,838
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   535,489
  Note payable (Note 16)                                                110,000
  Notes payable - related parties (Note 17)                              50,423
                                                                    -----------
    Total Current Liabilities                                           695,912
                                                                    -----------
REDEEMABLE PREFERRED STOCK
  Preferred stock, 10,000,000 shares authorized, 68,376 shares
    issued and outstanding                                              678,582
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    3,793,149 shares issued and outstanding
                                                                         37,932
  Additional paid-in capital                                         12,473,129
  Treasury stock, preferred                                             (18,070)
  Stock receivable                                                     (242,969)
  Deficit accumulated prior to the development stage                 (9,188,118)
  Deficit accumulated during the development stage                   (4,371,560)
                                                                    -----------
    Total Stockholders' Equity (Deficit)                             (1,309,656)
                                                                    -----------
    TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND STOCKHOLDERS' EQUITY (DEFICIT)                            $    64,838
                                                                    ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                            From Inception
                                                                                                of the
                                                                                             Development
                                                                                                Stage
                                                                                            On January 1,
                                                                                            2003, Through
                                                         For the years ended December 31,    December 31,
                                                         --------------------------------   --------------
                                                                 2004          2003             2004
                                                             -----------   -----------      --------------
REVENUES                                                     $        --   $        --       $        --

EXPENSES

  General and administrative                                     535,320       631,152         1,166,472
  Bad debt expense                                                84,375        27,500           111,875
  Salaries and wages                                             457,938     2,553,398         3,011,336
  Depreciation                                                       982           899             1,881
  Stock subscription bad debt                                    162,656            --           162,656
                                                             -----------   -----------       -----------
    Total Expenses                                             1,241,271     3,212,949         4,454,220
                                                             -----------   -----------       -----------

LOSS FROM OPERATIONS                                          (1,241,271)   (3,212,949)       (4,454,220)

OTHER INCOME (EXPENSES)
  Interest income                                                  1,848         2,461             4,309
  Interest expense                                               (17,808)       (5,648)          (23,456)
  Gain on extinguishment of debt                                  36,023        20,000            56,023
  Other income                                                     2,487            --             2,487
                                                             -----------   -----------       -----------
    Total Other Income (Expenses)                                 22,550        16,813            39,363
                                                             -----------   -----------       -----------
    Net Loss                                                 $(1,218,721)  $(3,196,136)       (4,414,857)
                                                             ===========   ===========       ===========

PER SHARE DATA:
  Basic loss per common share (Note 12)                      $     (0.47)  $     (3.38)
                                                             ===========   ===========
  Weighted average number of common shares outstanding
                                                               2,575,076       946,372
                                                             ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                        Treasury Stock,
                                          Common Stock      Additional     Preferred
                                       ------------------    Paid-In    ----------------    Deferred      Stock     Accumulated
                                         Shares    Amount    Capital    Shares   Amount   Compensation  Receivable    Deficit
                                       ---------  -------  -----------  ------  --------  ------------  ----------  ------------
Balance at inception of the
  development stage on
  January 1, 2003                        527,678  $ 5,277  $ 8,986,356      --  $     --    $     --        $--     $ (9,188,118)
Common stock issued for services
  rendered                                35,300      353      137,957      --        --          --         --               --
Redemption of preferred stock                 --       --           --  (2,600)   (6,760)         --         --           18,813
Common stock issued for services
  rendered                                14,000      140       18,060      --        --          --         --               --
Redemption of preferred stock                 --       --           --    (785)   (2,041)         --         --            5,691
Common shares issued for
  investments to related party           122,727    1,227      268,773      --        --          --         --               --
Common shares issued for
  services rendred by officers           600,000    6,000    1,260,000      --        --          --         --               --
Common shares issued as bonuses
  for officers                           391,304    3,913      876,521      --        --          --         --               --
Common shares issued for services
  rendered                                 9,200       92       22,908      --        --          --         --               --
Redemption of preferred stock                 --       --           --  (3,565)   (9,269)         --         --           25,841
Common shares issued for cash             20,800      208       25,792      --        --          --         --               --
Common shares issued for services
  rendered                                33,000      330       85,470      --        --     (85,800)        --               --
Common shares issued for services
  rendered                                 1,064       11        2,435      --        --          --         --               --
Accretion of difference  between
  carrying value and  mandatory
  redemption value of preferred stock         --       --           --      --        --          --         --           (3,595)

Net loss for the year ended
  December 31, 2003                                                                                                   (3,196,136)
                                       ---------  -------  -----------  ------  --------    --------        ---     ------------

Balance, December 31, 2003             1,755,073  $17,551  $11,684,272  (6,950) $(18,070)   $(85,800)       $--     $(12,337,504)
                                       ---------  -------  -----------  ------  --------    --------        ---     ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                    Treasury Stock,
                                      Common Stock      Additional     Preferred
                                   ------------------    Paid-In    ----------------    Deferred      Stock       Accumulated
                                     Shares    Amount    Capital    Shares   Amount   Compensation  Receivable      Deficit
                                   ---------  -------  -----------  ------  --------  ------------  -----------  ------------
Balance, December 31, 2003         1,755,073  $17,551  $11,684,272  (6,950) $(18,070)   $(85,800)   $        --  $(12,337,504)
Common shares issued to
  officers for accrued salary        638,076    6,381      312,857      --        --      85,800             --            --
Common shares issued for
  subscription receivable            800,000    8,000      992,000      --        --          --     (1,000,000)           --
Decrease in subscription
  receivable due to decrease in
  market value of shares                  --       --     (428,571)     --        --          --        428,571            --
Common shares issued as
  additional consideration on
  subscription receivable            600,000    6,000      422,571      --        --          --       (428,571)           --
Decrease in subscription
  receivable due to decrease in
  market value of shares                  --       --     (510,000)     --        --          --        510,000            --
Impairment of subscription
  receivable based upon
  uncertainty of collection               --       --           --      --        --          --        247,031            --
Accretion of  difference  between
  carrying  value and  mandatory
  redempton value of preferred
  stock                                   --       --           --      --        --          --             --        (3,453)
Net loss for the year ended
  December 31, 2004                       --       --           --      --        --          --             --    (1,218,721)
                                   ---------  -------  -----------  ------  --------    --------    -----------  ------------
Balance, December 31, 2004         3,793,149  $37,932  $12,473,129  (6,950) $(18,070)   $     --    $  (242,969) $(13,559,678)
                                   =========  =======  ===========  ======  ========    ========    ===========  ============

                                                             Deficit accumulated prior to the development stage  $ (9,188,118)

                                                             Deficit accumulated during the development stage      (4,371,560)
                                                                                                                 ------------

                                                             Total accumulated deficit                           $(13,559,678)
                                                                                                                 ============

        The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                     From Inception
                                                                                         of the
                                                                                       Development
                                                                                         Stage
                                                                                      On January 1,
                                                  For the years ended December 31,    2003, Through
                                                  --------------------------------    December 31,
                                                          2004           2003             2004
                                                      -----------   ------------     --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

  Net loss                                            $(1,218,721)  $(3,196,136)      $(4,414,857)
  Adjustments to reconcile net loss to net cash
    used by operating activities:

  Common stock issued for services                        319,037     2,598,390         2,917,427
  Depreciation                                                982           889             1,871
  Stock subscription bad debt                             247,031            --           247,031
  Change in operating assets and liabilities:
  Change in prepaid expenses                               13,302       (31,647)          (18,345)
  Change in restricted cash                               284,401        11,753           296,154
  Change in other assets                                       --        87,363            87,363
  Change in deferred compensation                          85,800            --            85,800
  Change in accounts payable and
    accrued expenses                                      186,244       292,688           478,932
  Increase in contingent and other liabilities                 --            --                --
                                                      -----------   -----------       -----------

    Net Cash Used in Operating Activities                 (81,924)     (236,700)         (318,624)
                                                      -----------   -----------       -----------

CASH FLOWS FROM INVESTING
  ACTIVITIES

  Purchase of fixed assets                                     --        (2,936)           (2,936)
                                                      -----------   -----------       -----------

   Net Cash Used In Operating Activities                       --        (2,936)           (2,936)
                                                      -----------   -----------       -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES

  Purchase of redeemable preferred stock                       --       (18,070)          (18,070)
  Change in bank overdraft                                 (4,786)        7,242             2,456
  Proceeds from notes payable                              95,000        20,000           115,000
  Payments on notes payable                                (5,000)           --            (5,000)
  Proceeds from notes payable - related                    64,123        38,806           102,929
  Payments on notes payable - related                     (52,506)           --           (52,506)
  Common stock issued for cash                                 --        26,000            26,000
                                                      -----------   -----------       -----------

    Net Cash Provided By Financing Activities              96,831        73,978           170,809
                                                      -----------   -----------       -----------

INCREASE (DECREASE) IN CASH                           $    14,907   $  (165,658)      $  (150,751)

CASH AT BEGINNING OF YEAR                             $       100   $   165,758       $   165,758
                                                      -----------   -----------       -----------

CASH AT END OF YEAR                                   $    15,007   $       100       $    15,007
                                                      ===========   ===========       ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                     From Inception
                                                                                         of the
                                                                                       Development
                                                                                         Stage
                                                                                      On January 1,
                                                  For the years ended December 31,    2003, Through
                                                  --------------------------------    December 31,
                                                          2004        2003                2004
                                                        --------   ----------        --------------
SUPPLIMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                          $     --   $       --          $       --
  Interest                                              $     --   $       --          $       --

Schedule of Non-Cash Financing Activities:

  Common stock issued for services                      $319,037   $2,598,390          $2,917,427
  Common stock issued for deferred compensation         $     --   $   85,800          $   85,800

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

Going Concern and Managements' Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2004, the Company's current liabilities of $695,912 exceeded its current assets by $667,604. Additionally, the Company had an accumulated deficit of $13,559,678 and was delinquent in its payments on certain accounts payable and other liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company intends to continue to account for its stock based compensation plans in accordance with the provisions of APB 25.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, which addresses accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The adoption of SFAS 123R is not expected to have a material impact on the Company's consolidated financial statements for the year ended December 31, 2005.

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

NOTE 3 - ACQUISITION OF THE COMPANY (Continued)

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

Dividends at an annual rate of $0.85 per share are cumulative from the date of original issue of the preferred stock. Dividends are payable quarterly on the first day of January, April, July and October. The dividends payable on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividend payable at January 1, 2004 has also not been declared or paid by the Company. Dividends in arrears for the five quarters as of January 1, 2004 total $74,205, $58,198 of which relates to the four quarters of 2003.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                                December 31, 2004

NOTE 8 - CHANGES TO THE COMPANY'S ARTICLES OF INCORPORATION

At the Special Meeting of the Shareholders of the Company held on August 27, 2004, the shareholders were asked to consider and vote upon a proposal to amend the Company's Articles of Incorporation (i) to effect a one-for-ten reverse stock split of the Company's common stock by reducing the number of issued and outstanding shares of common stock; (ii) to authorize 50 million shares of capital stock of the Company, 40 million shares will relate to common stock and 10 million shares will relate to preferred stock; and (iii) to permit action upon the written consent of less than all the shareholders of the Company, pursuant to section 2524 of the Pennsylvania Business Corporation Law of 1988. Although the meeting occurred and the three actions were approved by the shareholders, at this time the Company's management has only effected two out of three of such authorized actions. On January 29, 2004, an amendment to the Company's Articles of Incorporation was filed with the Pennsylvania Department of State Corporation Bureau which (i) increased the authorized share capital of the Company to 50 million shares, divided into 40 million shares of common stock and 10 million shares of preferred stock and (ii) authorizing the Company to take action upon the written consent of shareholders holding the minimum number of votes that would be necessary to authorize the action at a meeting at which all shareholders entitled to vote thereon were present and voting.

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

Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                             2004           2003
                         ------------   -----------
Deferred tax assets:
  NOL carryover          $  2,618,027   $ 2,059,212
  Accrued expenses            156,548       135,500

Valuation allowance       (2,774,575)    (2,194,712)
                         ------------   -----------

Net deferred tax asset   $         --   $        --
                         ============   ===========

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                          2004         2003
                                       ---------   -----------
Book loss                              $(500,415)  $(1,463,438)
Other                                        197         1,626
Reserve liability                        (21,078)       78,000
Stock for services / options expense     (99,618)      941,534
Valuation allowance                      379,522       442,278
                                       ---------   -----------

                                       $      --   $        --
                                       =========   ===========

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

NOTE 11 - ISSUANCES OF COMMON STOCK

During 2004, the Company issued common stock as follows (all issuances referenced include the effects of the Company's reverse stock-split in August,
2005):

                                                        Common                 Capital in
                                              Issue     Stock    $.01 Stated   Excess of
    Issued To              Purpose            Date      Shares      Value     Stated Value
-----------------  -----------------------  --------  ---------  -----------  ------------
Jack I. Ehrenhaus  Employment Agreement      6/17/04    247,170        2,472       121.113
Donald J Hommel    Employment Agreement      6/17/04    247,170        2,472       121,113

Jack I Ehrenhaus   2004 Bonus                6/17/04     71,868          719        35,315
Donald J Hommel    2004 Bonus                6/17/04     71,868          719        35,315

  Total Issuances to Executives                         638,076        6,382       268,366
                                                      ---------      -------    ----------
Cove Hill, Inc.    Fundraising Services      7/28/04    800,000        8,000       992,000
Cove Hill, Inc.    Fundraising Services     10/12/04    600,000        6,000       422,571

  Total Issuances for Fundraising Services            1,400,000       14,000     1,414,571
                                                      ---------      -------    ----------
  Total Issuances                                     2,038,077      $20,382    $1,682.937
                                                      =========      =======    ==========

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

NOTE 12 - LOSS PER SHARE

The following table set forth the computation of basic and diluted loss per share data:

                                          Years ended December 31,
                                         -------------------------
                                             2004          2003
                                         -----------   -----------
Net loss - numerator                     $(1,218,721)  $(3,196,136)
                                         -----------   -----------
Denominator for basic loss per share -
  weighted average shares (post-split)     2,575,076       946,372
                                         -----------   -----------
Basic loss per common share              $     (0.47)  $     (3.38)

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

Name
(Age)               Principal Occupation for the Past Five Years, Office
Director Since            (if any) Held, Director in the Company
-----------------   ----------------------------------------------------
Jack I. Ehrenhaus     President and Founder, NAIS Corporation Chairman,
(58)                          President, Chief Executive Officer,
2003                             Principal Accounting Officer

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

NAME                AGE   OFFICE
-----------------   ---   -----------------------
Jack I. Ehrenhaus   57    Chief Operating Officer

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

                           SUMMARY COMPENSATION TABLE

                                                     OTHER
NAME AND POSITION                                    ANNUAL
COMPENSATION        YEAR   SALARY       BONUS     COMPENSATION   OTHER
------------------  ----  --------    --------    ------------  -------
Jack I. Ehrenhaus   2004  $236,250(7) $112,500     $     -0-    $   -0-
  Chairman and      2003  $ 35,192(1) $430,435(3)  $ 690,000(6) $85,600(5)
  Chief Operating
  Officer
Donald J. Hommel    2004  $174,375(2) $    -0-     $     -0-    $   -0-
  Former Chairman,
  President and     2003  $ 35,192(4) $430,435(3)  $690,000(6)  $85,600(5)
  Chief Executive
  Officer

(1) Mr. Ehrenhaus was named as Chairman of the board of Directors and Chief Operating Officer of the Company effective January 1, 2003, and President and Chief Executive Officer of the Company starting in October, 2004.

(2) Represents payment of accrued salaries through the issuance of an aggregate of 638,076 post-split shares of common stock.

(3) Mr. Ehrenhaus and Mr. Hommel each accepted stock in lieu of cash compensation for services performed in 2003 at a value of $0.06 per share. The 154,080 (post-split) shares for each of Mr. Hommel and Mr. Ehrenhaus were issued in 2004

(4) Mr. Hommel was appointed to the Board of Directors, President and Chief Executive Officer of the Company on August 28, 2002, and resigned these positions in October, 2004. Mr. Hommel received no compensation for his services as Chief Executive Officer in 2002.

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

                                                           AMOUNT
                                                         NATURE OF
                                                          PERCENT
                                                         BENEFICIAL    OF
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER   OWNERSHIP   CLASS
--------------  ---------------------------------------  ----------  -----
                        PRINCIPAL SHAREHOLDERS:

Common          CFC Partners, Ltd.
                132 Spruce Street, Cedarhurst, NY 11516     392,727   0.72

                Donald J. Hommel
Common          132 Spruce Street, Cedarhurst, NY 11516     649,732   1.12

                Jack I. Ehrenhaus
Common          132 Spruce Street, Cedarhurst, NY 11516  46,550,273  85.14

                      DIRECTORS AND EXECUTIVE OFFICERS:

                      Directors and Executive Officers:

Common          Jack I. Ehrenhaus                        46,550,273  85.14
                132 Spruce Street, Cedarhurst, NY 11516

Common          All Directors and Officers and           46,550,273  85.14
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

      HJ & Associates, LLC ("HJ") audited the Company's financial statements for fiscal 2003; the fees billed for professional services by HJ for 2003 were as follows: Audit Fees--$100,000; Tax Fees (for preparation of federal and state income tax returns $-0-; and All Other Fees of $-0-. The engagement of HJ for the audit services for fiscal 2003 andv2004 was approved in advance by the Board of Directors.

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

Date: March 22, 2007

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature              Title                                            Date
---------------------  -----------------------------------------------  --------------
/s/ Jack I. Ehrenhaus  President, Chairman of the Board, Chief
Jack I. Ehrenhaus      Executive Officer, Principal Accounting Officer  March 22, 2007