Form 10QSB
period 2005-03-31
CONSUMERS FINANCIAL CORP
filed 2007-03-23
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly period Ended: March 31, 2005; or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to _________

                         Commission File Number: 0-2616

                                   ----------

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

                                 (516) 792-0900
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all Reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 22, 2007, was 38,167,499.

      Transitional Small Business Disclosure Format. Yes |_| No |X|

                         CONSUMERS FINANCIAL CORPORATION

                              Report on Form 10-QSB

                      For the Quarter Ended March 31, 2005

                                      INDEX

                                                                            Page
                                                                            ----
Part I. Financial Information

         Item 1. Financial Statements (unaudited)........................     3
                 Consolidated Balance Sheet .............................     4
                 Consolidated Statements of Operations ..................     5
                 Consolidated Statements of Cash Flows...................     6
                 Notes to the Consolidated Financial Statements .........     7

         Item 2. Management's Discussion and Analysis or Plan of
                 Operation ..............................................    11

         Item 3. Controls and Procedures ................................    14

Part II. Other Information

         Item 1. Legal Proceedings ......................................    14

         Item 2. Changes in Securities ..................................    15

         Item 3. Defaults Upon Senior Securities ........................    15

         Item 4. Submission of Matters to a Vote of Security Holders ....    15

         Item 5. Other Information ......................................    15

         Item 6. Exhibits and Reports on Form 8-K .......................    __

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                                 Balance Sheets

                                                ASSETS

                                                                           March 31,    December 31,
                                                                              2005          2004
                                                                          -----------   ------------
                                                                          (Unaudited)
CURRENT ASSETS
  Cash                                                                    $     1,019   $    15,007
  Prepaid expenses                                                             13,301        13,301
                                                                          -----------   -----------
    Total Current Assets                                                       14,320        28,308
                                                                          -----------   -----------
FIXED ASSETS, NET                                                                 819         1,065
                                                                          -----------   -----------
OTHER ASSETS
  Prepaid insurance                                                            32,140        35,465
                                                                          -----------   -----------
    Total Other Assets                                                         32,140        35,465
                                                                          -----------   -----------
    TOTAL ASSETS                                                          $    47,279   $    64,838
                                                                          ===========   ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Trade accounts payable                                                  $   187,961   $   195,676
  Accrued wages                                                               377,487       315,612
  Other accrued expenses                                                       60,180        24,200
  Notes payable                                                               130,000       110,000
  Notes payable - related parties                                              47,592        50,423
                                                                          -----------   -----------
    Total Current Liabilities                                                 803,220       695,911
                                                                          -----------   -----------
    TOTAL LIABILITIES                                                         803,220       695,911
                                                                          -----------   -----------
REDEEMABLE PREFERRED STOCK
  Preferred stock; Series A, 8.50 % cumulative convertible, 10,000,000
    shares authorized, 68,376 shares issued and outstanding                   679,444       678,582
                                                                          -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; 40,000,000 shares authorized at $0.01 par value;
    8,793,149 and 3,793,149 shares issued and outstanding, respectively        87,932        37,932
  Additional paid-in capital                                               13,923,129    12,473,129
  Treasury stock - preferred                                                  (18,070)      (18,070)
  Stock Subscription Receivable                                              (242,969)     (242,969)
  Deficit accumulated prior to the development stage                       (9,188,118)   (9,188,118)
  Deficit accumulated during the development stage                         (5,997,289)   (4,371,559)
                                                                          -----------   -----------
    Total Stockholders' Equity (Deficit)                                   (1,435,385)   (1,309,655)
                                                                          -----------   -----------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                                  $    47,279   $    64,838
                                                                          ===========   ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                              From Inception
                                                                                  of the
                                                      For the Three          Development Stage
                                                       Months Ended         on January 1, 2003
                                                        March 31,                 Through
                                                -------------------------        March 31,
                                                    2005          2004             2005
                                                -----------   -----------   ------------------
REVENUES                                        $        --   $        --      $        --
EXPENSES
  General and administrative                         56,767        88,227        1,373,779
  Bad debt expense                                       --            --           27,500
  Salaries and wages                                 61,875       128,400        3,080,236
  Depreciation                                          245           246            2,126
  Stock subscription for bad debt                 1,500,000            --        1,547,031
                                                -----------   -----------      -----------
    Total Expenses                                1,618,887       216,873        6,030,672
                                                -----------   -----------      -----------
LOSS FROM OPERATIONS                             (1,618,887)     (216,873)      (6,030,672)
                                                -----------   -----------      -----------
OTHER EXPENSES
  Interest income                                        --           396            4,309
  Interest expense                                   (5,980)       (7,400)         (29,436)
  Gain on extinguishment of debt                         --            --           56,023
  Other income                                           --            --            2,487
                                                -----------   -----------      -----------
    Total Other Expenses                             (5,980)       (7,004)          33,383
                                                -----------   -----------      -----------
NET LOSS                                        $(1,624,867)  $  (223,877)     $(5,997,289)
                                                ===========   ===========      ===========
BASIC LOSS PER SHARE                            $     (0.30)  $     (0.13)
                                                ===========   ===========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     5,459,816     1,755,073
                                                ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                 From Inception of
                                                           For the Three          the Development
                                                            Months Ended        Stage on January 1,
                                                             March 31,              2003 Through
                                                      -----------------------        March 31,
                                                          2005         2004             2005
                                                      -----------   ---------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(1,624,867)  $(223,877)      $(5,997,289)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Bad debt expense                                  1,500,000          --         1,547,031
      Common stock issued for services                         --          --         2,917,628
      Depreciation                                            246         246             2,117
      Amortization of deferred compensation                    --      37,162            85,800
  Changes in operating assets and liabilities:
      Change in restricted cash                                --        (397)          296,155
      Change in other assets                                   --          --            87,363
      (Increase) decrease in prepaid expenses               3,325       3,325           (23,758)
      Increase (decrease in accounts payable and
        accrued expenses                                   90,139     126,009           636,313
      Increase in contingent and other liabilities             --          --           101,315
                                                      -----------   ---------       -----------
          Net Cash Used by Operating Activities           (31,157)    (57,532)         (347,325)
                                                      -----------   ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                     --          --            (2,936)
                                                      -----------   ---------       -----------
          Net Cash Used by Investing Activities                --          --            (2,936)
                                                      -----------   ---------       -----------
CASH FLOWS FROM FINIANCING ACTIVITIES
  Net proceeds from notes payable                          20,000      90,000           130,000
  Net proceeds from notes payable - related                (2,831)     (2,901)           47,592
  Purchase of redeemable preferred stock                       --          --           (18,070)
  Common stock issued for cash                                 --          --            26,000
  Change in bank overdraft                                     --      (7,242)               --
                                                      -----------   ---------       -----------
          Net Cash Provided by Financing Activities        17,169      79,857           185,522
                                                      -----------   ---------       -----------
  NET DECREASE IN CASH                                    (13,988)     22,325          (164,739)
  CASH AT BEGINNING OF PERIOD                              15,007         100           165,758
                                                      -----------   ---------       -----------
  CASH AT END OF PERIOD                               $     1,019   $  22,425       $     1,019
                                                      ===========   =========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                        From Inception of
                                       For the Three     the Development
                                        Months Ended   Stage on January 1,
                                         March 31,        2003 Through
                                       -------------        March 31,
                                        2005   2004            2005
                                        ----   ----    -------------------

SUPPLIMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
  CASH PAID FOR:
    Interest                             $--    $--         $       --
    Income Taxes                         $--    $--         $       --
  NON-CASH FINANCING ACTIVITIES:
    Common stock issued for services     $--    $--         $2,917,628
    Common stock issued for deferred
      compensation                       $--    $--         $   85,800

  The accompanying notes are an integral part of these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at for the three months ended March 31, 2005 and 2004, and from inception of the development stage on January 1, 2004 through March 31, 2005, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at March 31, 2005, the Company had minimal current assets totaling $14,320, and its current liabilities of $803,220 exceeded its current assets by $788,900. The Company's current liabilities consist primarily of compensation due to the Company's C.E.O. ($377,487), trade accounts payable ($187,961), and various notes payable and other accrued expenses. The Company had a total accumulated deficit of $15,185,407, and was delinquent in its payments on certain liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

      The Company is currently investigating various strategic alliances, as well as the merger or combination of existing businesses within the Company. The new management of the Company is initially focusing on joint ventures with, or acquisitions of companies in the real estate, construction management and medical technology sectors as well as the direct purchase of income-producing real estate. However, there is no assurance that the Company's efforts in this regard will be successful. In fact, given the Company's current cash position, without new revenues and/or immediate financing, the Company's efforts to develop the above-referenced businesses are not likely to succeed.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2005 and December 31, 2004

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

NOTE 3 - SIGNIFICANT EVENTS

      In March 2005 the Company issued 5,000,000 shares of common stock to an unrelated third party in exchange for subscriptions receivable at $0.30 per share. This issuance was in addition to 1,400,000 shares issued during the 2004 calendar year under the same terms.

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

THREE MONTHS ENDED MARCH 31, 2005

      For the three months ended March 31, 2005, the Company reported a net loss of $1,624,867 ($0.30 per share) compared to a net loss of $223,877 ($0.13 per share) in the first quarter of fiscal 2004. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of a loss on subscriptions receivable totaling $1,500,000, along with increased expenses incurred while the Company is developing new business opportunities. During the first quarter of 2004, these expenses consisted principally of salaries to two officers, audit, legal and consulting fees.

      The Company's net loss for the first quarter of 2004 was $223,877 ($0.13 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

      Liquidity

      During the three months ended March 31, 2005 and 2004, the Company used cash in operations of $31,157 and $57,532, respectively. The Company had cash on hand of $1.019 as of March 31, 2005 compared to $22,425 cash as of March 31, 2004. The Company received $90,000 cash proceeds from the issuance of notes payable during the three months ended March 31, 2004.

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

                                        CONSUMERS FINANCIAL CORPORATION.

Dated: March 22, 2007


                                        By
                                           -------------------------------------
                                           Jack I. Ehrenhaus
                                           President, Chief Executive Office and
                                           Chief Financial Officer