Form 10QSB
period 2005-06-30
CONSUMERS FINANCIAL CORP
filed 2007-03-23
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly period Ended: June 30, 2005; or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-2616

                        ---------------------------------

                         CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                Pennsylvania                                  23-1666392
        -------------------------------                    ------------------
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

                         CONSUMERS FINANCIAL CORPORATION

                              Report on Form 10-QSB

                       For the Quarter Ended June 30, 2005

                                      INDEX


                                                                       Page
                                                                       ----

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)...................   3

                  Consolidated Balance Sheet ........................   4
                  Consolidated Statements of Operations .............   5
                  Consolidated Statements of Cash Flows..............   6
                  Notes to the Consolidated Financial Statements ....   7

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation ..............................  11

         Item 3.  Controls and Procedures ...........................  14

Part II. Other Information

         Item 1.  Legal Proceedings .................................  14

         Item 2.  Changes in Securities .............................  15

         Item 3.  Defaults Upon Senior Securities ...................  15

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ..................................  15

         Item 5.  Other Information .................................  15

         Item 6.  Exhibits and Reports on Form 8-K ..................  __

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                       June 30, 2005 and December 31, 2004

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)

                                 Balance Sheets

                                     ASSETS

                                                                                  June 30,        December 31,
                                                                                    2005              2004
                                                                                ------------      ------------
                                                                                 (Unaudited)
CURRENT ASSETS

      Cash                                                                      $     18,531      $     15,007
      Prepaid expenses                                                                13,301            13,301
                                                                                ------------      ------------

            Total Current Assets                                                      31,832            28,308
                                                                                ------------      ------------

FIXED ASSETS, NET                                                                        574             1,065
                                                                                ------------      ------------

OTHER ASSETS

      Prepaid insurance                                                               28,819            35,465
                                                                                ------------      ------------

            Total Other Assets                                                        28,819            35,465
                                                                                ------------      ------------

            TOTAL ASSETS                                                        $     61,225      $     64,838
                                                                                ============      ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Trade accounts payable                                                    $    190,510      $    195,676
      Accrued wages                                                                  439,362           315,612
      Other accrued expenses                                                         156,872            24,200
      Notes payable                                                                  209,000           110,000
      Notes payable - related parties                                                 22,592            50,423
                                                                                ------------      ------------

            Total Current Liabilities                                              1,018,336           695,911
                                                                                ------------      ------------

            TOTAL LIABILITIES                                                      1,018,336           695,911
                                                                                ------------      ------------

REDEEMABLE PREFERRED STOCK

      Preferred stock; Series A, 8.50 % cumulative convertible, 10,000,000
        shares authorized, 68,376 shares issued and outstanding                      680,308           678,582
                                                                                ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Common stock; 40,000,000 shares authorized at $0.01 par value;
        8,774,770 and 3,793,149 shares issued and outstanding, respectively           87,748            37,932
      Additional paid-in capital                                                  14,067,799        12,473,129
      Treasury stock - preferred                                                     (18,070)          (18,070)
      Stock Subscription Receivable                                                 (242,969)         (242,969)
      Deficit accumulated prior to the development stage                          (9,188,118)       (9,188,118)
      Deficit accumulated during the development stage                            (6,343,809)       (4,371,559)
                                                                                ------------      ------------

            Total Stockholders' Equity (Deficit)                                  (1,637,419)       (1,309,655)
                                                                                ------------      ------------

            TOTAL LIABILITIES, REDEEMABLE PREFERRED
              STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                          $     61,225      $     64,838
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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)

                                                                                                    From Inception
                                                                                                       of the
                                                                                                     Development
                                        For the Three                       For the Six                Stage on
                                         Months Ended                      Months Ended            January 1, 2003
                                           June 30,                          June 30,                  Through
                                 ----------------------------      ----------------------------        June 30,
                                    2005             2004             2005             2004              2005
                                 -----------      -----------      -----------      -----------      -----------
REVENUES                         $        --      $        --      $        --      $        --      $        --

EXPENSES

      General and
        administrative               271,845          190,294          328,611          278,458        1,646,487
      Bad debt expense                    --               --               --               --           27,500
      Salaries and wages              66,875          121,825          128,750          250,225        3,147,111
      Depreciation                       245              245              491              491            2,371
      Stock subscription
        for bad debts                     --               --        1,500,000               --        1,547,031
                                 -----------      -----------      -----------      -----------      -----------

            Total Expenses           338,965          312,364        1,957,852          529,174        6,370,500
                                 -----------      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                (338,965)        (312,364)      (1,957,852)        (529,174)      (6,370,500)
                                 -----------      -----------      -----------      -----------      -----------

OTHER EXPENSES

      Interest income                     --               --               --              396            4,309
      Interest expense                (6,692)          (2,321)         (12,672)          (9,721)         (36,128)
      Gain on extinguishment
        of debt                           --           30,450               --           30,450           56,023
      Other income                        --            2,550               --            2,487            2,487
                                 -----------      -----------      -----------      -----------      -----------

            Total Other
              Expenses                (6,692)          30,679          (12,672)          23,612           26,691
                                 -----------      -----------      -----------      -----------      -----------


NET LOSS                         $  (345,657)     $  (281,685)     $(1,970,524)     $  (505,562)     $(6,343,809)
                                 ===========      ===========      ===========      ===========      ===========


BASIC LOSS PER SHARE             $     (0.06)     $     (0.16)     $     (0.36)     $     (0.29)
                                 ===========      ===========      ===========      ===========

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                      5,459,816        1,755,073        5,459,816        1,755,073
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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                        From Inception of
                                                                  For the Six            the Development
                                                                 Months Ended          Stage on January 1,
                                                                   June 30,                2003 Through
                                                         ----------------------------        June 30,
                                                             2005             2004             2005
                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                             $(1,970,524)     $  (505,562)     $(6,343,809)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Bad debt expense                                   1,500,000               --        1,547,031
        Common stock issued for services                     144,486               --        3,062,114
        Depreciation                                             491              246            2,363
        Amortization of deferred compensation                     --           37,162           85,800
    Changes in operating assets and liabilities:
        Change in restricted cash                                 --             (397)         296,155
        Change in other assets                                    --               --           87,363
        (Increase) decrease in prepaid expenses                6,646            3,325          (11,698)
        Increase (decrease in accounts payable and
          accrued expenses                                   251,256          126,009          789,553
        Increase in contingent and other liabilities              --               --          101,315
                                                         -----------      -----------      -----------

              Net Cash Used by Operating Activities          (67,645)        (339,217)        (383,813)
                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of fixed assets                                  --               --           (2,936)
                                                         -----------      -----------      -----------

              Net Cash Used by Investing Activities               --               --           (2,936)
                                                         -----------      -----------      -----------

CASH FLOWS FROM FINIANCING ACTIVITIES

        Net proceeds from notes payable                       99,000           90,000          209,000
        Net proceeds from notes payable - related            (27,831)          (2,901)          22,592
        Purchase of redeemable preferred stock                    --               --          (18,070)
        Common stock issued for cash                              --               --           26,000
        Change in bank overdraft                                  --           (7,242)              --
                                                         -----------      -----------      -----------

              Net Cash Provided by Financing
                Activities                                    71,169           79,857          239,522
                                                         -----------      -----------      -----------

        NET DECREASE IN CASH                                   3,524         (259,360)        (147,227)

        CASH AT BEGINNING OF PERIOD                           15,007              100          165,758
                                                         -----------      -----------      -----------

        CASH AT END OF PERIOD                            $    18,531      $  (259,260)     $    18,531
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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From Inception of
                                                                  For the Six            the Development
                                                                 Months Ended          Stage on January 1,
                                                                   June 30,                2003 Through
                                                         ----------------------------        June 30,
                                                            2005             2004             2005
                                                         -----------      -----------      -----------
SUPPLIMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

         Interest                                        $        --      $        --      $        --
         Income Taxes                                    $        --      $        --      $        --


    NON-CASH FINANCING ACTIVITIES:

         Common stock issued for services                $   144,486      $        --      $ 3,062,114
         Common stock issued for deferred
           compensation                                  $        --      $        --      $    85,800

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at for the three months ended March 31, 2005 and 2004, and from inception of the development stage on January 1, 2004 through June 30, 2005, and for all periods presented herein, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at June 30, 2005, the Company had minimal current assets totaling $31,832, and its current liabilities of $1,018,336 exceeded its current assets by $986,504. The Company's current liabilities consist primarily of compensation due to the Company's C.E.O. ($439,362), trade accounts payable ($190,510), and various notes payable and other accrued expenses. The Company had a total accumulated deficit of $15,531,927, and was delinquent in its payments on certain liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2005 and December 31, 2004


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

      In May 2005 the Company issued an additional 481,621 shares of common stock to an unrelated entity as consideration for consulting services rendered. In addition, the Company cancelled 5,000,000 shares of its previously issued common stock, due to non-performance of services agreed upon.

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

THREE MONTHS ENDED JUNE 30, 2005

      For the three months ended June 30, 2005, the Company reported a net loss of $345,657 ($0.06 per share) compared to a net loss of $281,685 ($0.16 per share) in the second quarter of fiscal 2004. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of increased expenses incurred while the Company is developing new business opportunities. During the second quarter of 2005, these expenses consisted principally of officer salaries, and audit, legal and consulting fees.

      The Company's net loss for the second quarter of 2004 was $281,685 ($0.16 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

SIX MONTHS ENDED JUNE 30, 2005

      For the six months ended June 30, 2005, the Company reported a net loss of $1,970,524 ($0.36 per share) compared to a net loss of $505,562 ($0.29 per share) for the six months ended June 30, 2004. Since the Company now has only a nominal amount of revenues, the current period net loss is primarily the result of a loss on subscriptions receivable totaling $1,500,000, along with increased expenses incurred while the Company is developing new business opportunities. During the first quarter of 2004, these expenses consisted principally of salaries to two officers, audit, legal and consulting fees.

      The Company's net loss for the first six months of 2004 was $505,562 ($0.29 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

      Liquidity

      During the six months ended June 30, 2005 and 2004, the Company used cash in operations of $67,645 and $339,217, respectively. The Company had cash on hand of $18,531 as of June 30, 2005 compared to $100 cash as of June 30, 2004. The Company received $99,000 cash proceeds from the issuance of notes payable during the six months ended June 30, 2005.

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



                                        CONSUMERS FINANCIAL CORPORATION.


Dated: March 22, 2007
                                        By____________________________________
                                          Jack I. Ehrenhaus
                                          President, Chief Executive Office and
                                          Chief Financial Officer