Form 10QSB
period 2005-09-30
CONSUMERS FINANCIAL CORP
filed 2007-03-23
CIK 100320

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly period Ended: September 30, 2005; or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period _________ to __________

                         Commission File Number: 0-2616
                        ---------------------------------

                         CONSUMERS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                             23-1666392
 ------------------------------                              -------------------
(State or other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                     132 Spruce Street, Cedarhurst, NY 11516
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 792-0900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                         CONSUMERS FINANCIAL CORPORATION

                              Report on Form 10-QSB

                    For the Quarter Ended September 30, 2005

                                      INDEX

                                                                            Page

Part I.  Financial Information

         Item 1.  Financial Statements (unaudited)..........................   3

                  Consolidated Balance Sheet ...............................   4
                  Consolidated Statements of Operations ....................   5
                  Consolidated Statements of Cash Flows.....................   6
                  Notes to the Consolidated Financial Statements ...........   7

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operation .....................................  10

         Item 3.  Controls and Procedures ..................................  14

Part II. Other Information

         Item 1.  Legal Proceedings ........................................  14

         Item 2.  Changes in Securities ....................................  15

         Item 3.  Defaults Upon Senior Securities ..........................  15

         Item 4.  Submission of Matters to a Vote of
                           Security Holders ................................  15

         Item 5.  Other Information ........................................  15

         Item 6.  Exhibits and Reports on Form 8-K .........................  __

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                    September 30, 2005 and December 31, 2004

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                                                 September 30,    December 31,
                                                                                     2005             2004
                                                                                 ------------     ------------
                                                                                 (Unaudited)
CURRENT ASSETS

      Cash                                                                       $        962     $     15,007
      Prepaid expenses                                                                 13,301           13,301
                                                                                 ------------     ------------

            Total Current Assets                                                       14,263           28,308
                                                                                 ------------     ------------

FIXED ASSETS, NET                                                                       2,040            1,065
                                                                                 ------------     ------------

OTHER ASSETS

      Prepaid insurance                                                                26,604           35,465
                                                                                 ------------     ------------

            Total Other Assets                                                         26,604           35,465
                                                                                 ------------     ------------

            TOTAL ASSETS                                                         $     42,907     $     64,838
                                                                                 ============     ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Trade accounts payable                                                     $    199,365     $    195,676
      Accrued wages                                                                     3,328          315,612
      Other accrued expenses                                                          251,079           24,200
      Notes payable                                                                   210,000          110,000
      Notes payable - related parties                                                  25,092           50,423
                                                                                 ------------     ------------

            Total Current Liabilities                                                 688,864          695,911
                                                                                 ------------     ------------

            TOTAL LIABILITIES                                                         688,864          695,911
                                                                                 ------------     ------------

REDEEMABLE PREFERRED STOCK

      Preferred stock; Series A, 8.50 % cumulative convertible, 10,000,000
        shares authorized, 68,376 shares issued and outstanding                       683,760          678,582
                                                                                 ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)

      Preferred stock, Class D; 4,000,000 shares authorized at $0.01 par
         value; 4,000,000 and -0- shares issued and outstanding, respectively          40,000               --
      Common stock; 80,000,000 shares authorized at $0.01 par value;
        54,675,311 and 3,793,149 shares issued and outstanding, respectively          546,753           37,932
      Additional paid-in capital                                                   18,303,203       12,473,129
      Treasury stock - preferred                                                      (18,070)         (18,070)
      Stock Subscription Receivable                                                (2,242,969)        (242,969)
      Deficit accumulated prior to the development stage                           (9,188,118)      (9,188,118)
      Deficit accumulated during the development stage                             (8,770,516)      (4,371,559)
                                                                                 ------------     ------------

            Total Stockholders' Equity (Deficit)                                   (1,329,717)      (1,309,655)
                                                                                 ------------     ------------

            TOTAL LIABILITIES, REDEEMABLE PREFERRED
              STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)                           $     42,907     $     64,838
                                                                                 ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                  From Inception
                                                                                                       of the
                                                                                                    Development
                                         For the Three                    For the Nine                Stage on
                                         Months Ended                     Months Ended            January 1, 2003
                                         September 30,                    September 30,               Through
                                -----------------------------     ----------------------------      September 30,
                                    2005             2004             2005             2004             2005
                                ------------     ------------     ------------     ------------     ------------
REVENUES                        $    137,269     $         --     $    137,269     $         --     $    137,269

EXPENSES

      General and
        administrative               221,999           87,068          366,124          280,388        1,548,747
      Bad debt expense                    --               --               --               --           27,500
      Salaries and wages             308,375          134,500          437,125          384,063        3,455,486
      Consulting                      30,000           27,500          214,486          113,300          353,647
      Depreciation                       456              245              947              736            2,371
      Impairment of goodwill       1,994,000               --        1,994,000               --        1,994,000
      Stock subscription
        for bad debts                     --               --        1,500,000               --        1,547,031
                                ------------     ------------     ------------     ------------     ------------

            Total Expenses         2,554,830          249,313        4,512,682          778,487        8,928,782
                                ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS              (2,417,561)        (249,313)      (4,375,413)        (778,487)      (8,791,513)
                                ------------     ------------     ------------     ------------     ------------

OTHER EXPENSES

      Interest income                     --               --               --              396            4,309
      Interest expense                (5,694)          (1,558)         (18,366)         (11,279)         (41,822)
      Gain on extinguishment
        of debt                           --               --               --               --           56,023
      Other income                        --           18,952               --           21,439            2,487
                                ------------     ------------     ------------     ------------     ------------

            Total Other
              Expenses                (5,694)          17,394          (18,366)          10,556           20,997
                                ------------     ------------     ------------     ------------     ------------


NET LOSS                        $ (2,423,255)    $   (231,919)    $ (4,393,779)    $   (767,931)    $ (8,770,516)
                                ============     ============     ============     ============     ============


BASIC LOSS PER SHARE            $      (0.07)    $      (0.01)    $      (0.16)    $      (0.04)
                                ============     ============     ============     ============

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                     35,840,080       23,931,499       26,844,351       20,355,464
                                ============     ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            From Inception of
                                                                  For the Nine               the Development
                                                                  Months Ended             Stage on January 1,
                                                                  September 30,               2003 Through
                                                          ------------------------------      September 30,
                                                              2005              2004              2005
                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                              $ (4,393,779)     $   (767,931)     $ (8,770,516)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
        Bad debt expense                                     1,500,000                --         1,547,031
        Common stock issued for services                       144,486           319,038         3,062,114
        Depreciation                                               947               737             2,363
        Amortization of deferred compensation                       --            85,800            85,800
        Impairment of goodwill                               1,994,000
     Changes in operating assets and liabilities:
        Change in restricted cash                                   --           263,103           296,155
        Change in other assets                                      --                --            87,363
        (Increase) decrease in prepaid expenses                  8,861             9,711           (11,698)
        Increase (decrease in accounts payable and
          accrued expenses                                     658,693           134,723           789,553
        Increase in contingent and other liabilities                --                --           101,315
                                                          ------------      ------------      ------------

              Net Cash Used by Operating Activities            (86,792)           45,181        (2,810,520)
                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of fixed assets                                (1,922)               --            (2,936)
                                                          ------------      ------------      ------------

              Net Cash Used by Investing Activities             (1,922)               --            (2,936)
                                                          ------------      ------------      ------------

CASH FLOWS FROM FINIANCING ACTIVITIES

        Net proceeds from notes payable                        100,000            50,000           209,000
        Net proceeds from notes payable - related              (25,331)           13,617            22,592
        Purchase of redeemable preferred stock                      --                --           (18,070)
        Common stock issued for cash                                --                --            26,000
        Change in bank overdraft                                    --            (7,242)               --
                                                          ------------      ------------      ------------

              Net Cash Provided by Financing
                Activities                                      74,669            56,375           239,522
                                                          ------------      ------------      ------------

        NET DECREASE IN CASH                                   (14,045)          101,556        (2,573,934)

        CASH AT BEGINNING OF PERIOD                             15,007               100           165,758
                                                          ------------      ------------      ------------

        CASH AT END OF PERIOD                             $        962      $    101,656      $ (2,408,176)
                                                          ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                From Inception of
                                                         For the Nine            the Development
                                                         Months Ended           Stage on January 1,
                                                        September 30,              2003 Through
                                               ------------------------------      September 30,
                                                   2005              2004              2005
                                               ------------      ------------      ------------
SUPPLIMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

         Interest                              $         --      $         --      $         --
         Income Taxes                          $         --      $         --      $         --


    NON-CASH FINANCING ACTIVITIES:

         Common stock issued for services      $    144,486      $    319,038      $  3,062,114
         Common stock issued for deferred
           compensation                        $         --      $         --      $     85,800


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004

NOTE 1 -    CONDENSED FINANCIAL STATEMENTS

            The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at for the three and nine months ended September 31, 2005 and 2004, and from inception of the development stage on January 1, 2004 through September 30, 2005, and for all periods presented herein, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 audited financial statements. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full years.

NOTE 2 -    GOING CONCERN

            The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at September 30, 2005, the Company had minimal current assets totaling $14,263, and its current liabilities of $688,864 exceeded its current assets by $674,601. The Company's current liabilities consist primarily of trade accounts payable ($199,365), and various notes payable and other accrued expenses. The Company had a total accumulated deficit of $17,958,634, and was delinquent in its payments on certain liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

                 CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004


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

            In August 2005 the Company issued 45,900,541 shares of common stock to its chief executive officer, as payment for approximately $735,000 in accrued wages.

            In August 2005 the Company issued 4,000,000 series D preferred shares in order to complete the acquisition of G.S. Woodmere, Inc., an entity specializing in performing medical billing services.

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

      In August 2005 the Company issued 4,000,000 series D preferred shares to complete the acquisition of G.S. Woodmere, Inc., and entity specializing in performing medical billing services.

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

      In August 2005 the Company issued 4,000,000 series D preferred shares to complete the acquisition of G.S. Woodmere, Inc., and entity specializing in performing medical billing services. The Company intends to continue working with its Woodmere subsidiary to increase the efficiency and profitability of its medical billing operations.

      Results of Operations

      A discussion of the material factors which affected the Company's results of operations for the three months ended March 31, 2004 and 2003 is presented below.

THREE MONTHS ENDED SEPTEMBER 30, 2005

      For the three months ended September 30, 2005, the Company reported a net loss of $2,423,255 ($0.07 per share) compared to a net loss of $231,919 ($0.01 per share) in the third quarter of fiscal 2004. Since the Company now has only a nominal amount of revenues, the current year net loss is primarily the result of increased expenses incurred while the Company was developing new business opportunities. Among these expenses is an impairment of goodwill in the amount of $1,994,000, which was recognized during the three months ended September 30, 2005. During the third quarter of 2005, general and administrative expenses consisted principally of officer salaries, and audit, legal and consulting fees.

      The Company's net loss for the third quarter of 2004 was $231,919 ($0.01 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

NINE MONTHS ENDED SEPTEMBER 30, 2005

      For the nine months ended September 30, 2005, the Company reported a net loss of $4,393,779 ($0.16 per share) compared to a net loss of $767,931 ($0.04 per share) for the nine months ended September 30, 2004. Since the Company now has only a nominal amount of revenues, the current period net loss is primarily the result of a loss on subscriptions receivable totaling $1,500,000, and impairment of goodwill in the amount of $1,994,000, and increased general and administrative expenses incurred while the Company is developing new business opportunities. During the nine months ended September 30, 2005, these expenses consisted principally of salaries to two officers, audit, legal and consulting fees.

      The Company's net loss for the first nine months of 2004 was $767,931 ($0.04 per share). The Company had zero operating revenue for the period. The net loss consisted primarily of officer salaries and other expense incurred while exploring business opportunities.

      Liquidity

      During the nine months ended September 30, 2005, the Company used cash in operations of $86,792, compared with a cash inflow from operations of $45,181 during the corresponding period of 2004. The Company had cash on hand of $962 as of September 30, 2005 compared to $101,656 cash as of September 30, 2004. The Company received $100,000 cash proceeds from the issuance of notes payable during the nine months ended September 30, 2005.

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

                                        CONSUMERS FINANCIAL CORPORATION.


Dated: March 22, 2007
                                        By
                                           ------------------------------------
                                           Jack I. Ehrenhaus
                                           President, Chief Executive Office and
                                           Chief Financial Officer