Form 10KSB
period 2005-12-31
CONSUMERS FINANCIAL CORP
filed 2007-03-23
CIK 100320

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that a registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |x|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The Issuer's revenues for the most recent fiscal year ended December 31, 2005 were $183,025. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 22, 2007 based upon the average bid and ask price of the common stock on the OTC Bulletin Board for such date, was $224,169. The number of shares of the Registrant's common stock issued and outstanding on March 22, 2007, was 54,675,311 (post-split).

      Transitional Small Business Disclosure Format. Yes |_| No |x|

================================================================================

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Description of Business                                              1
Item 2.   Description of Property                                              2
Item 3.   Legal Proceedings                                                    3
Item 4.   Submission of Matters to a Vote of Security Holders                  5

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters             5
Item 6.   Management's Discussion and Analysis or Plan of Operation            7
Item 7.   Financial Statements                                               F-1
Item 8.   Changes In and Disagreements With Accountants on Accounting and
            Financial Disclosure                                              13
Item 8A.  Controls and Procedures                                             14
Item 8B.  Other Information                                                   15

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance With Section 16(a) of the Exchange Act                   15
Item 10.  Executive Compensation                                              16
Item 11.  Security Ownership of Certain Beneficial Owners and Management
            Related Stockholder Matters                                       19
Item 12.  Certain Relationships and Related Transactions                      19
Item 13.  Exhibits                                                            20
Item 14.  Principal Accountant Fees and Services                              21

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

      In August 2005 the Company issued 4,000,000 shares of Series B preferred stock as consideration for the acquisition of G.S. Woodmere, Inc., a medical billing company. The Company is currently working with its G.S. Woodmere subsidiary to increase the efficiency and profitability of the medical billing operations.

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

                              EMPLOYEES AND AGENTS

      As of December 31, 2005, the Company had only one full-time employee, who also acts as the sole officer of the Company. Jack I. Ehrenhaus, the Company's President, chairman, and chief executive officer, currently receives cash or stock compensation from the Company in his capacity as officer and employee. Mr. Shalom Maidenbaum, who was the Company's Vice President, resigned as an officer and director of the Company during the 4th Quarter of 2003. Mr. Donald Hommell was terminated by a majority vote as officer and director of the Company in November, 2004.

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

                1st      2nd      3rd      4th      1st      2nd      3rd      4th
              Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                2005    2005     2005      2005     2004     2004     2004     2004
              -------  -------  -------  -------  -------  -------  -------  -------
Common Stock

High            0.55     0.45     0.50     0.40     1.10     0.80     1.30     1.10

Low             0.10     0.10     0.05     0.05     0.50     0.30     0.50     0.20

      As of December 31, 2005, there were approximately 6,446 shareholders of record who collectively held 3,793,159 common shares and 18 shareholders of record of the Convertible Preferred Stock, Series A, who held 72,226 shares. In addition, there were approximately two shareholders of record who collectively held 4,000,000 shares of Series D preferred stock. The number of shareholders presented above excludes individual participants in securities positions listings.

      Dividends on both the Company's common stock and Convertible Preferred Stock Series A are declared by the Board of Directors. No common stock dividends have been paid since 1994. The payment of dividends on the common stock in the future, if any, will be subordinate to the preferred stock, must comply with the provisions of the Pennsylvania Business Corporation Law and will be determined by the Board of Directors. In addition, the payment of such dividends will depend on the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Dividends on the preferred stock are paid quarterly on the first day of January, April, July and October at an annual rate of $.85 per share. The dividends payable, collectively totaling $58,198, due on January 1, April 1, July 1 and October 1, 2003 have not been declared or paid by the Company. In addition, the dividends payable on January 1, April 1, July 1 and October 1, 2005 also has not been declared or paid by the Company. The aggregate dividends in arrears for all quarters equals $74,205. When the Company is in arrears as to dividends or sinking fund appropriations for the preferred stock, dividends to holders of the Company's common stock as well as purchases, redemptions or acquisitions by the Company of its common stock are restricted. Since the Company is in default with respect to the payment of preferred dividends and the aggregate amount of the deficiency is equal to at least four quarterly dividends, the holders of the preferred stock are entitled, only while such arrears exists, to elect two additional members to the then existing Board of Directors. The preferred shareholders have not elected these two additional directors as of this date.

      In the event of a liquidation of the Company, the holders of the preferred stock are entitled to receive $10 per share plus all unpaid and accrued dividends prior to any distribution to be made to the holders of common stock.

      The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,453 and $4,134 for the years ended December 31, 2005 and 2004, respectively.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and the Notes thereto.

                                                             Years Ended December 31,
                                          -------------------------------------------------------------
                                             2005          2004         2003        2002       2001
                                          -----------  -----------  -----------  ---------  -----------
Selling, general and
  administrative expenses                 $ 4,717,845  $ 1,241,271  $ 3,212,949  $ 527,805  $   869,196
Other income (loss)                           (25,670)      22,550       16,813    584,589      268,369
Income (Loss) before income taxes          (4,560,490)  (1,218,721)  (3,196,136)    56,784     (600,827)
Income taxes                                       --           --           --         --           --
Net Income (Loss)                          (4,560,490)  (1,218,721)  (3,196,136)    56,784     (600,827)
Other comprehensive income (loss)                  --           --           --    (54,702)      27,539
Comprehensive income (loss)               $(4,560,490) $(1,218,721) $(3,196,136) $   2,082  $  (573,288)
Per share data (a):
Basic and diluted loss per
  common share                            $     (0.17) $     (0.47) $     (3.38) $   (0.80) $     (3.90)
Weighted average number of common
  shares outstanding                       27,335,373    2,575,076      946,372    350,124      257,770
Total assets                              $    39,912  $    64,838  $   348,616  $ 597,766  $ 2,832,651
Redeemable preferred stock                    682,033      678,582      675,129    739,949    4,428,381
Shareholders' deficiency                   (1,494,262)  (1,309,656)  (1,295,819)  (196,485)  (2,079,119)
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

                              RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 2005

      For the year ended December 31, 2005, the Company reported a net loss of $4,560,490 as compared with a loss of $1,218,721 for 2004. In 2005, the Company incurred an expense of $1,500,000 pertaining to a loss on the Company's stock subscription receivable, $1,994,000 impairment loss pertaining to the Company's investment in G.S. Woodmere, $505,188 in officer compensation and other consulting expenses paid for by the issuance of shares of common stock, and approximately $717,367 in additional selling, general and administrative expenses against a nominal amount of non-operating income. During the same period in 2004, the Company reported a net loss of $1,218,721 primarily as a result of $457,938 in salaries and wages, and $535,320 in other general and administrative expenses.

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

            During the year ended December 31, 2005, the Company's cash and cash equivalents decreased by $13,034 to $1,973, principally due to the general and administrative expenses incurred during the year, partially offset by cash receipts of $100,000 from notes payable. The Company has no ability to pay any additional expenses until it either develops new revenue sources or obtains financing.

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

            During the year ended December 31, 2005, the Company's operating activities used $88,382 in cash, as compared to $81,924 in the 2004 calendar year. The Company had cash on had totaling $1,973 at December 31, 2005.

      GOING CONCERN AND MANAGEMENT PLANS

                  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2005 the Company had current assets of $15,274, current liabilities of $852,141, a shareholders' deficit of $1,494,262 and was delinquent in its payment to several of its existing creditors. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

            The difference between the fair value of the preferred stock at the date of issue and the mandatory redemption value is being recorded through periodic accretions with an offsetting charge to the deficit. Such accretions totaled $3,011 and $3,453 for the years ended December 31, 2005 and 2004, respectively.

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

            DEFERRED TAX VALUATION ALLOWANCE

            Periodically, management reviews the adequacy of its deferred tax valuation allowance. This review entails estimating: the Company's future taxable income through fiscal 2005. A reduction in the valuation allowance can result in a decrease in the Company's income tax expense. Conversely, an increase in the valuation allowance can lead the Company to report its income tax at a higher rate. Since future results may differ materially from those estimates, the Company's estimate of the amount of deferred tax assets that will be ultimately realized could differ materially.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page
                                                                            ----

Report of Independent Registered Accounting Firm                             F-2

Report of Independent Accountants                                            F-3

Consolidated Balance Sheet as of December 31, 2005                           F-4

Consolidated Statements of Operations for the years ended December 31,
  2005 and 2004, and from inception of the development stage on
  January 1, 2003 through December 31, 2005                                  F-5

Consoldated Statements of Shareholders' Deficiency for the years ended
  December 31, 2005 and 2004                                                 F-6

Consolidated Statements of Cash Flows for the the years ended December
  31, 2005 and 2004, and from inception of the development stage on
  January 1, 2003 through December 31, 2005                                  F-7

Notes to Consolidated Financial Statements                                  F-11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Consumers Financial Corporation and Subsidiaries
(A Development Stage Company)
Cedarhurst, New York

[Insert audit report here]

                     CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                                Consolidated Balance Sheet

                                                                    December 31,
                                                                        2005
                                                                   -------------
                             ASSETS

CURRENT ASSETS
  Cash                                                             $      1,973
  Prepaid expenses, current portion                                      13,301
                                                                   ------------
         Total Current Assets                                            15,274
                                                                   ------------
FIXED ASSETS, NET (Note 5)                                                1,356
                                                                   ------------
OTHER ASSETS
  Prepaid expenses, non-current portion                                  23,282
                                                                   ------------
      Total Other Assets                                                 23,282
                                                                   ------------
      TOTAL ASSETS                                                 $     39,912
                                                                   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                            $    614,789
  Notes payable (Note 16)                                               210,000
  Notes payable - related parties (Note 17)                              27,352
                                                                   ------------
         Total Current Liabilities                                      852,141
                                                                   ------------
REDEEMABLE PREFERRED STOCK
  Preferred stock, 10,000,000 shares authorized, 68,376 shares
    issued and outstanding                                              682,033
                                                                   ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, Class D; 4,000,000 shares authorized at $0.01
    par value; 4,000,000 and -0- shares issued and outstanding           40,000
  Common stock, $0.01 par value, 40,000,000 shares authorized,
    54,675,311 shares issued and outstanding                            546,753
  Additional paid-in capital                                         18,303,203
  Treasury stock, preferred                                             (18,070)
  Stock receivable                                                   (2,242,969)
  Deficit accumulated prior to the development stage                 (9,188,118)
  Deficit accumulated during the development stage                   (8,935,061)
                                                                   ------------
      Total Stockholders' Equity (Deficit)                           (1,494,262)
                                                                   ------------
      TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND
        STOCKHOLDERS' EQUITY (DEFICIT)                             $     39,912
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations

                                                                             From Inception
                                                                                 of the
                                                                               Development
                                                                                 Stage
                                                                              On January 1,
                                          For the years ended December 31,    2003, Through
                                          --------------------------------    December 31,
                                                 2005           2004              2005
                                              -----------   -----------      --------------
REVENUES                                      $   183,025   $        --       $   183,025

EXPENSES
  General and administrative                      717,367       535,320         1,846,143
  Bad debt expense                                     --        84,375           111,875
  Impairment of goodwill                        1,994,000            --         1,994,000
  Salaries and wages                              505,188       457,938         3,516,524
  Depreciation                                      1,290           982             3,171
  Stock subscription bad debt                   1,500,000       162,656         1,662,656
                                              -----------   -----------       -----------
    Total Expenses                              4,717,845     1,241,271         9,134,369
                                              -----------   -----------       -----------
LOSS FROM OPERATIONS                           (4,534,820)   (1,241,271)       (8,951,344)

OTHER INCOME (EXPENSES)
  Interest income                                      --         1,848             4,309
  Interest expense                                (25,670)      (17,808)          (49,126)
  Gain on extinguishment of debt                       --        36,023            56,023
  Other income                                         --         2,487             2,487
                                              -----------   -----------       -----------
    Total Other Income (Expenses)                 (25,670)       22,550            13,693
                                              -----------   -----------       -----------
    Net Loss                                  $(4,560,490)  $(1,218,721)       (8,937,651)
                                              ===========   ===========       ===========
PER SHARE DATA:
  Basic loss per common share (Note 12)       $     (0.17)  $     (0.47)
                                              ===========   ===========
  Weighted average number of common
    shares outstanding                         27,335,373     2,575,076
                                              ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                Treasury Stock,
                                Common Stock     Preferred Stock   Additional      Preferred     Deferred
                             ------------------  ---------------    Paid-In    ----------------   Compen-    Stock     Accumulated
                               Shares    Amount   Shares  Amount    Capital    Shares   Amount    sation   Receivable    Deficit
                             ---------  -------   ------  ------  -----------  ------  --------  --------  ----------  -----------
Balance at inception of the
  development stage on
  January 1, 2003              527,678  $ 5,277      --     $--   $ 8,986,356      --  $     --  $     --      $--     $        --
Common stock issued for
  services rendered             35,300      353      --      --       137,957      --        --        --       --              --
Redemption of preferred
  stock                             --       --      --      --            --  (2,600)   (6,760)       --       --          18,813
Common stock issued for
  services rendered             14,000      140      --      --        18,060      --        --        --       --              --
Redemption of preferred
  stock                             --       --      --      --            --    (785)   (2,041)       --       --           5,691
Common shares issued for
  investments to related
  party                        122,727    1,227      --      --       268,773      --        --        --       --              --
Common shares issued for
  services rendred by
  officers                     600,000    6,000      --      --     1,260,000      --        --        --       --              --
Common shares issued as
  bonuses for officers         391,304    3,913      --      --       876,521      --        --        --       --              --
Common shares issued for
  services rendered              9,200       92      --      --        22,908      --        --        --       --              --
Redemption of preferred
  stock                             --       --      --      --            --  (3,565)   (9,269)       --       --          25,841
Common shares issued for
  cash                          20,800      208      --      --        25,792      --        --        --       --              --
Common shares issued for
  services rendered             33,000      330      --      --        85,470      --        --   (85,800)      --              --
Common shares issued for
  services rendered              1,064       11      --      --         2,435      --        --        --       --              --
Accretion of difference
  between carrying value
  and mandatory redemption
  value of preferred stock          --       --              --            --      --        --        --       --          (3,595)
Net loss for the year ended
  December 31, 2003                 --       --      --      --            --      --        --        --       --      (3,196,136)
                             ---------  -------     ---     ---   -----------  ------  --------  --------      ---     -----------
Balance, December 31, 2003   1,755,073  $17,551      --      --   $11,684,272  (6,950) $(18,070) $(85,800)     $--     $(3,149,386)
                             ---------  -------     ---     ---   -----------  ------  --------  --------      ---     -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                   Preferred                   Treasury Stock,
                                Common Stock         Stock        Additional     Preferred      Deferred
                             ------------------  --------------    Paid-In    ----------------   Compen-     Stock     Accumulated
                               Shares    Amount  Shares  Amount    Capital    Shares   Amount    sation    Receivable    Deficit
                             ---------  -------  ------  ------  -----------  ------  --------  --------  -----------  -----------
Balance, December 31, 2003   1,755,073  $17,551     --    $--    $11,684,272  (6,950) $(18,070) $(85,800) $        --  $(3,149,386)
Common shares issued to
  officers for accrued
  salary                       638,076    6,381     --     --        312,857      --        --    85,800           --           --
Common shares issued for
  subscription receivable      800,000    8,000     --     --        992,000      --        --        --   (1,000,000)          --
Decrease in subscription
  receivable due to
  decrease in market value
  of shares                         --       --     --     --       (428,571)     --        --        --      428,571           --
Common shares issued as
  additional consideration
  on subscription
  receivable                   600,000    6,000     --     --        422,571      --        --        --     (428,571)          --
Decrease in subscription
  receivable due to
  decrease in market value
  of shares                         --       --     --     --       (510,000)     --        --        --      510,000           --
Impairment of subscription
  receivable based upon
  uncertainty of collection         --       --     --     --             --      --        --        --      247,031           --
Accretion of difference
  between carrying value
  and mandatory redempton
  value of preferred stock          --       --     --     --             --      --        --        --           --       (3,453)
Net loss for the year ended
  December 31, 2004                 --       --     --     --             --      --        --        --           --   (1,218,721)
                             ---------  -------    ---    ---    -----------  ------  --------  --------  -----------  -----------
Balance, December 31, 2004   3,793,149   37,932     --     --     12,473,129  (6,950)  (18,070)       --     (242,969)  (4,371,560)
Common shares issued as
  additional consideration
  on subscriptons
  receivable at $0.30 per
  share                      5,000,000   50,000     --     --      1,450,000      --        --         --   (1,500,000)          --
Impairment of subscription
  receivable due to
  decrease in market value
  of shares                         --       --     --     --             --      --        --         --    1,500,000           --
                             ---------  -------    ---    ---    -----------  ------  --------    -------  -----------  -----------
Balance forward              8,793,149  $87,932     --     --    $13,923,129  (6,950) $(18,070)   $    --  $  (242,969) $(4,371,560)
                             ---------  -------    ---    ---    -----------  ------  --------    -------  -----------  -----------

   The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                Treasury Stock,
                             Common Stock       Preferred Stock    Additional      Preferred     Deferred
                        --------------------  ------------------    Paid-In    ----------------   Compen-     Stock     Accumulated
                          Shares     Amount     Shares    Amount    Capital    Shares   Amount    sation    Receivable     Deficit
                        ----------  --------  ---------  -------  -----------  ------  --------  --------  -----------  -----------
Balance forward          8,793,149  $ 87,932         --  $    --  $13,923,129  (6,950) $(18,070)   $--     $  (242,969) $(4,371,560)
Common shares
  cancelled               (500,000)   (5,000)        --       --        5,000      --        --     --              --           --
Common shares issued
  for services
  rendered                 481,621     4,816         --       --      139,670      --        --     --              --           --
Common shares issued
  to Company officer
  as payment on
  accrued wages         45,900,541   459,005         --       --      275,404      --        --     --              --           --
Preferred shares
  issued in
  acquisition of
  investment                    --        --  4,000,000   40,000    3,960,000      --        --     --      (2,000,000)          --
Accretion of
  difference between
  carrying value and
  mandatory redempton
  value of preferred
  stock                         --        --         --       --           --      --        --     --              --       (3,011)
Net loss for the year
  ended December 31,
  2006                          --        --         --       --           --      --        --     --              --   (4,560,490)
                        ----------  --------  ---------  -------  -----------  ------  --------    ---     -----------  -----------
Balance, December 31,
  2004                  54,675,311  $546,753  4,000,000   40,000  $18,303,203  (6,950) $(18,070)   $--     $(2,242,969) $(8,935,061)
                        ==========  ========  =========  =======  ===========  ======  ========    ===     ===========  ===========

Deficit accumulated prior to the development stage   $ (9,188,118)
Deficit accumulated during the development stage       (8,935,061)
                                                     ------------
Total accumulated deficit                            $(18,123,179)
                                                     ============

   The accompanying notes are an integral part of these consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                              From Inception
                                                                                                  of the
                                                                                               Development
                                                                                                  Stage
                                                                                              On January 1,
                                                           For the years ended December 31,   2003, Through
                                                           -------------------------------      December 31,
                                                               2005             2004              2005
                                                           -------------   ---------------    --------------
CASH FLOWS FROM OPERATING
ACTIVITIES

  Net loss                                                 $(4,560,490)     $(1,218,721)      $(8,937,651)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
  Common stock issued for services                             144,486          319,037         3,061,913
  Depreciation                                                   1,290              982             3,161
  Impairment of goodwill                                     1,994,000               --         1,994,000
  Bad debt expense                                           1,500,000          247,031         1,747,031
  Change in operating assets and liabilities:
  Change in prepaid expenses                                    12,183           13,302            (6,162)
  Change in restricted cash                                         --          284,401           296,154
  Change in other assets                                            --               --            87,363
  Change in deferred compensation                                   --           85,800            85,800
  Change in accounts payable and
    accrued expenses                                           820,149          186,244         1,294,385
                                                           -----------      -----------       -----------
      Net Cash Used in Operating Activities                    (88,382)         (81,924)         (374,006)
                                                           -----------      -----------       -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES

  Purchase of fixed assets                                      (1,581)              --            (4,517)
                                                           -----------      -----------       -----------
      Net Cash Used In Operating Activities                     (1,581)              --            (4,517)
                                                           -----------      -----------       -----------
CASH FLOWS FROM FINANCING
  ACTIVITIES

  Purchase of redeemable preferred stock                            --               --           (18,070)
  Change in bank overdraft                                          --           (4,786)            2,456
  Proceeds from notes payable                                  100,000           95,000           215,000
  Payments on notes payable                                         --           (5,000)           (5,000)
  Proceeds from notes payable - related                          9,929           64,123           112,858
  Payments on notes payable - related                          (33,000)         (52,506)         (118,506)
  Common stock issued for cash                                      --               --            26,000
                                                           -----------      -----------       -----------
    Net Cash Provided By Financing Activities                   76,929           96,831           214,738
                                                           -----------      -----------       -----------

INCREASE (DECREASE) IN CASH                                $   (13,034)     $    14,907       $  (163,785)

CASH AT BEGINNING OF PERIOD                                $    15,007      $       100       $   165,758
                                                           -----------      -----------       -----------
CASH AT END OF YEAR                                        $     1,973      $    15,007       $     1,973
                                                           ===========      ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                CONSUMERS FINANCIAL CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                              From Inception
                                                                                                 of the
                                                                                               Development
                                                                                                 Stage
                                                                                               On January 1,
                                                           For the years ended December 31,    2003, Through
                                                           --------------------------------    December 31,
                                                               2005             2004               2005
                                                           -------------   ----------------   --------------
SUPPLIMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:

Cash Paid For:

  Income taxes                                                $     --         $     --         $       --
  Interest                                                    $     --         $     --         $       --

Schedule of Non-Cash Financing Activities:

  Common stock issued for services                            $144,486         $319,037         $2,917,628
  Common stock issued for deferred compensation               $     --         $     --         $   85,800

              The accompanying notes are an integral part of these
                       consolidated financial statements.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

Going Concern and Managements' Plans

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, at December 31, 2005, the Company's current liabilities of $852,141 exceeded its current assets by $836,867. Additionally, the Company had an accumulated deficit of $18,123,179 and was delinquent in its payments on certain accounts payable and other liabilities. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Consumers Financial Corporation and its former wholly-owned subsidiary, Consumers Life Insurance Company ("Consumers Life") until June 19, 2002 when Consumers Life was sold. The consolidated financial statements include the Company's wholly-owned subsidiary, Consumers Management Group, and its 55% owned subsidiary, P.E.T. Centers of America, LLC. Neither of these subsidiaries had any operations during the periods presented. In addition, the consolidated financial statements include another of the Company's wholly-owned subsidiaries, GS Woodmere Group, Inc. which was acquired in August, 2005. All material inter-company balances and transactions have been eliminated in consolidation.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board Opinion No. 28, "Interim Financial Reporting" ("APB 28"), to require disclosure in summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 123 are applicable to all companies with stock based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB 25. The adoption of SFAS 148 did not have an impact on net income or pro forma net income applying the fair value method as the Company did not have compensatory stock options or warrants for the years ended December 31, 2005 and 2004.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, which addresses accounting for employee stock options. Statement 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The adoption of SFAS 123R did not have a material impact on the Company's consolidated financial statements for the year ended December 31, 2005.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

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

At the August 28, 2002 meeting of the Board of Directors, Donald J. Hommel, the then-President of CFC Partners, was appointed as a Director of the Company to fill an existing vacancy on the Board. Following this appointment, the Company's officers resigned as planned and the Board elected Mr. Hommel as the Company's President and Chief Executive Officer. In addition, the Company's two Directors, other than Mr. Hommel, also resigned as planned. In October 2002, at a subsequent meeting of the Board of Directors, Mr. Shalom S. Maidenbaum was appointed to fill an existing vacancy and officers were elected. In March 2003, William Konczynin was appointed as an additional director and Chairman of the Audit Committee, and in April 2003, Jack Ehrenhaus was appointed as Chairman of the Board and Chief Operating Officer, effective January 1, 2003. Mr. Hommel was terminated by the Company' in November, 2004, and Mr. Ehrenhaus was elected to be the Company's sole officer. Both Mr. Maidenbaum and and Mr. Koncynin resigned their positions as members of the Company's Board of Directors in 2005.

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 3 - ACQUISITION OF THE COMPANY (Continued)

The new management of the Company is currently pursuing various business opportunities for the Company. Management's efforts have initially been focused on joint ventures with, or acquisition of, companies in the real estate, construction management and medical technology sectors as well as the direct purchase of income-producing real estate.

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2005, the Company's fixed assets consisted of the following:

Property & equipment:
  Data processing equipment and software   $ 56,070
Less: accumulated depreciation              (54,714)
                                           --------
      Balance                              $  1,356
                                           ========

Depreciation expense was $1,290 and $982 and for the years ended December 31, 2005, and 2004, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Rental expense in 2005 and 2004 was approximately $14,000 and $11,050, respectively. All leases currently in effect are on a month-to-month basis.

NOTE 6 - REDEEMABLE PREFERRED STOCK

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 6 - REDEEMABLE PREFERRED STOCK (Continued)

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

The difference between the fair value of the preferred stock at the date of issue and the redemption value is being recorded through periodic accretions, using the interest method, with an offsetting charge to the deficit. Such accretions totaled $3,011 and $3,452, in the years ended December 31, 2005 and 2004, respectively.

NOTE 7 - INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                             2005          2004
                         -----------   -----------
Deferred tax assets:
  NOL carryover          $ 2,977,608   $ 2,618,027
  Accrued expenses                --       156,548
Valuation allowance       (2,977,608)   (2,774,575)
                         -----------   -----------
Net deferred tax asset   $        --   $        --
                         ===========   ===========

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 7 - INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                           2005          2004
                                       ------------   ---------
Book loss                              $ (1,778,591)  $(500,415)
Impairment of goodwill                      777,660          --
Stock subscription bad debt                 585,000          --
Stock for services / options expense         56,350     124,424
Valuation allowance                         359,581     375,991
                                       ------------   ---------
                                       $         --   $      --
                                       ============   =========

At December 31, 2005, the Company had net operating loss carryforwards of approximately $739,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 8 - ISSUANCES OF COMMON STOCK

During the year ended December 31, 2005, the Company issued 5,000,000 shares of common stock to an unrelated entity as additional consideration for certain services to be performed. The Company also issued an additional 481,621 common shares for services rendered during the period. In October 2005 the Company issued 45,900,541 common shares to an officer, as payment for wages accrued over the past several years.

The Company also issued 4,000,000 Series D preferred shares as payment for the acquisition of 100% of the outstanding common stock of GS Woodmere, Inc.

NOTE 9 - LOSS PER SHARE

The following table set forth the computation of basic and diluted loss per share data:

                                          Years ended December 31,
                                         -------------------------
                                            2005          2004
                                         -----------   -----------
Net loss - numerator                     $(4,560,490)  $(1,218,721)
Denominator for basic loss per share -
  weighted average shares (post-split)    27,335,373     2,575,076
                                         -----------   -----------
Basic loss per common share              $     (0.17)  $     (0.47)
                                         ===========   ===========

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

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 10 - EXECUTIVE EMPLOYMENT AGREEMENTS

On September 1, 2003, the Company entered into employment agreements Donald J. Hommel as President and Chief Executive Officer and Jack I. Ehrenhaus as Chairman and Chief Operating Officer. Each agreement provided for annual compensation of $225,000 in base salary with annual increases of 10% and annual bonuses as determined by the Board, which can range up to twice the amount of the base salary but in no event will the bonus be less than 50% of the base salary. Each officer is also entitled to an automobile allowance of $750 per month and reimbursement of all business expenses. The term of each employment agreement is ten years. If the Company terminates either officer without cause prior to the term, the officer is entitled to a severance payment equal to his salary for the remainder of the ten year term or two years' salary, whichever is greater. If there is a material change in the Company that causes a substantial reduction in the officer's duties, or a liquidation, transfer of assets or merger and the Company is not the surviving entity, the officer is entitled to a severance payment. Each officer also agreed that if the Company has a cash flow shortfall, the officer will take stock in lieu of cash at a 20% discount to the stock price at the payment date. In October of 2004, Mr. Hommel was dismissed with cause from his positions with the Company by a majority vote of the shareholders. Mr. Hommel's employment agreement was thus rendered void, and the Company had not further obligations to Mr. Hommel relating to this employment agreement. As of December 31, 2005, Mr. Ehrenhaus is the sole officer of the Company, and his Employment Agreement has remained in full effect.

NOTE 11 - RELATED PARTY TRANSACTIONS

During 2004 and 2005, the Company received unsecured loans from a Company officer to meet operating costs. These loans, from the Company's CEO, bear no interest and have no specific repayment terms. During the 2005 fiscal year the Company borrowed $3,929 from the CEO, and made payments on the loan totaling $33,000. As of December 31, 2005 and 2004, the balance on the Company's unsecured loan from Mr. Ehrenhaus, including accrued interest, totaled $26,352, and 50,423, respectively.

NOTE 12 - LEGAL PROCEEDINGS

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

Gold Op Holdings

During the 2004 and 2005 calendar years, the Company issued an aggregate total of 6,400,000 post-split common shares ("the shares") to Gold Op Holdings, Inc. in exchange for a promissory note totaling $1,000,000 ("the Note"). In July 2005, the Company had not received any payments on the Note, and elected to issue a demand letter for the return of the shares. The Company received no response to the demand letter. In July 2005, a summons and complaint was served on Gold Op Holdings, Inc., to enforce the note, and or return the shares. Through the date of this report the Company has received no response from Gold Op, and the Company intends to seed a summary judgment against Gold Op.

             CONSUMERS FINANCIAL CORPORATION, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                December 31, 2005

NOTE 13 - NOTES PAYABLE

Notes payable consist of the following at December 31, 2005:

Note payable to unrelated individual, accrues interest
  at 8.0% per annum, unsecured, currently in default     $ 40,000

Note payable to unrelated individual, accrues interest
  at 10.0% per annum, unsecured, currently in default    $ 50,000

Note payable to unrelated entity, accrues interest
  at 8.0% per annum, unsecured, currently in default     $100,000

Note payable to unrelated individual, accrues interest
  at 8.0% per annum, unsecured, currently in default     $ 20,000
                                                         --------
    Total Notes Payable                                  $210,000
                                                         ========

At December 31, 2005, the Company was in default three of its four notes payable. The note holders have not initiated any legal actions against the Company to collect the outstanding balances. Accrued interest on notes payable at December 31, 2004 was $23,490

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      The table below sets forth the period for which the current Directors have served as Directors of the Company, their principal occupation or employment for the last five (5) years, and their other major affiliations and age as of March 22, 2007

Name
(Age)              Principal Occupation for the Past Five Years, Office
Director Since     (if any) Held, Director in the Company
-----------------  ----------------------------------------------------
Jack I. Ehrenhaus  President and Founder, NAIS Corporation
(58)               Chairman, President, Chief Executive Officer,
2003               Principal Accounting Officer

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

      The following information is provided as of March 22, 2007 for each executive officer of the Company. The executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board.

NAME                AGE  OFFICE
------------------  ---  -----------------------
Jack  I. Ehrenhaus  58   Chief Operating Officer

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

CODE OF ETHICS

      At December 31, 2005, the Company had not yet adopted a Code of Ethics for its Executive Officer and Directors. This delay has been a result of the restructuring of the Company after its emergence its Plan of Liquidation coupled with the focus of management on raising capital and implementation of a business plan of action to preserve and increase its value to its common shareholders.

      The Board of Directors of the Company is in the process of reviewing a Code of Ethics and anticipates its adoption and implementation during the 2006 calendar year.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information regarding the annual compensation for services in all capacities to the Company for the years ended December 31, 2005 and 2004, of the Chief Executive Officer and the Chief Operating Officer whose annual compensation exceeded $100,000 and who were serving as executive officers at the end of the fiscal year ended December 31, 2005.

                           SUMMARY COMPENSATION TABLE

                                                   OTHER
NAME AND POSITION                                  ANNUAL
COMPENSATION        YEAR   SALARY       BONUS   COMPENSATION  OTHER
------------------  ----  --------    --------  ------------  -----
Jack I. Ehrenhaus   2005  $236,250(5) $268,938      $-0-       $-0-
  Chairman and      2004  $236,250(5) $112,500      $-0-       $-0-
  Chief Operating
  Officer

Donald J. Hommel    2005  $    -0-    $    -0-      $-0-       $-0-
  Former Chairman,
  President and     2004  $174,375(2) $    -0-      $-0-       $-0-
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

(5) At December 31, 2005, a portion of the salary earned by Mr. Ehrenhaus remained unpaid. The Company recorded accrued salary payable to Mr. Ehrenhaus of $3,328.

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

      No stock options or stock appreciation rights were granted by the Company to the named executives officers in 2005.

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

                                                           AMOUNT
                                                          NATURE OF  PERCENT
                                                         BENEFICIAL     OF
TITLE OF CLASS    NAME AND ADDRESS OF BENEFICIAL OWNER   OWNERSHIP    CLASS
--------------  ---------------------------------------  ----------  -------
                        PRINCIPAL SHAREHOLDERS:

Common          CFC Partners, Ltd.
                132 Spruce Street, Cedarhurst, NY 11516     392,727     0.72

Common          Donald J. Hommel
                132 Spruce Street, Cedarhurst, NY 11516     649,732     1.12

Common          Jack I. Ehrenhaus
                132 Spruce Street, Cedarhurst, NY 11516  46,550,273    85.14

                      DIRECTORS AND EXECUTIVE OFFICERS:

                      Directors and Executive Officers:

Common          Jack I. Ehrenhaus
                132 Spruce Street, Cedarhurst, NY 11516  46,550,273    85.14

Common          All Directors and Officers and
                Principal Beneficial
                Shareholders as a group                  46,550,273    85.14

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the years ended December 31, 2005 and 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company, or any of its subsidiaries was or is to be a party in which the amount involved exceeded or will exceed $60,000 and in which any director, executive officer, security holder known to the Company to own more than 5% of the Company's common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than the compensation agreements, issuance of shares to CFC, and other arrangements, which are described above where required.

ITEM 13. EXHIBITS

a)    Listing of Documents filed:

      1.    Financial Statements (included in Part II of this Report):

            Report of Independent Public Accountants - HJ & Associates, LLC Report of Independent Public Accountants - Moore & Associates, LLP Consolidated Balance Sheet - December 31, 2005
            Consolidated Statements of Operations and Comprehensive Income - For the years ended December 31, 2005, and 2004
            Consolidated Statements of Shareholders' Deficiency - For the years ended December 31, 2005 and 2004
            Consolidated Statements of Cash Flows - For the years ended December 31, 2005 and 2004
            Notes to Consolidated Financial Statements

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

b)    Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2005.

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

      HJ & Associates, LLC ("HJ") audited the Company's financial statements for fiscal 2003; the fees billed for professional services by HJ for 2003 were as follows: Audit Fees--$100,000; Tax Fees (for preparation of federal and state income tax returns $-0-; and All Other Fees of $-0-. The engagement of HJ for the audit services for fiscal 2003 and 2004 was approved in advance by the Board of Directors.

      Moore & Associates, LLP ("Moore") audited the Company's financial statements for fiscal 2004; the fees billed for professional services by Moore for 2004 were as follows: Audit Fees--$10,000; Tax Fees (for preparation of federal and state income tax returns) $-0-; and All Other Fees of $-0-. The engagement of Moore for the audit services for fiscal 2005 was approved in advance by the Board of Directors.

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